Form 10-Q
period 2017-06-30
DECKERS OUTDOOR CORP
filed 2017-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2017

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

At close of business on August 4, 2017, the number of shares of $0.01 par value Common Stock outstanding of the registrant was 31,998,620.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2017

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) on August 9, 2017 (Quarterly Report on Form 10-Q), and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “will”, or “would”, and similar expressions or the negative of these expressions. Specifically, this Quarterly Report on Form 10-Q, and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to, among other things:

•	the results of and costs associated with our Savings Plan (as defined herein) and ongoing restructuring plan, including our retail store fleet optimization and office consolidations;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to new brands and products;

•	the purchasing behavior and buying patterns of retail consumers;

•	the impact of seasonality and weather on our operations;

•	our review of a broad range of strategic alternatives;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	purchasing behavior of wholesale customers, including timing of orders and management of inventory;

•	trends affecting our financial condition, results of operations, capital expenditures, liquidity or cash flows;

•	expectations for expansion of Direct-to-Consumer capabilities, primarily in our E-Commerce business;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage and availability and cost of raw materials;

•	the value of goodwill and other intangible assets, and future write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	potential impacts of our ongoing operational systems upgrades and costs associated with our business transformation project implementation;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors", and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. You should read this Quarterly Report on Form 10-Q, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	June 30, 2017	March 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$279,940	$291,764
Trade accounts receivable, net of allowances ($27,385 and $32,354 as of June 30, 2017 and March 31, 2017, respectively)	108,895	158,643
Inventories, net of reserves ($8,451 and $7,638 as of June 30, 2017 and March 31, 2017, respectively)	441,648	298,851
Prepaid expenses	18,544	15,996
Other current assets	16,961	30,781
Income tax receivable	37,392	24,786
Total current assets	903,380	820,821
Property and equipment, net of accumulated depreciation ($199,777 and $190,758 as of June 30, 2017 and March 31, 2017, respectively)	219,577	225,531
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($56,810 and $54,361 as of June 30, 2017 and March 31, 2017, respectively)	63,503	65,138
Deferred tax assets	50,698	44,708
Other assets	21,710	21,592
Total assets	$1,272,858	$1,191,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$557	$549
Trade accounts payable	229,519	95,893
Accrued payroll	22,195	22,608
Other accrued expenses	26,189	31,816
Income taxes payable	5,070	2,719
Value added tax payable	2,345	5,466
Total current liabilities	285,875	159,051

Long-term liabilities:
Mortgage payable	31,943	32,082
Income tax liability	8,932	13,216
Deferred rent obligations	17,992	18,433
Other long-term liabilities	14,442	14,743
Total long-term liabilities	73,309	78,474

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 31,999 and 31,987 as of June 30, 2017 and March 31, 2017, respectively)	320	320
Additional paid-in capital	163,194	160,797
Retained earnings	778,833	819,589
Accumulated other comprehensive loss	(28,673)	(26,451)
Total stockholders' equity	913,674	954,255
Total liabilities and stockholders' equity	$1,272,858	$1,191,780

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2017	2016
Net sales	$209,717	$174,393
Cost of sales	119,092	98,141
Gross profit	90,625	76,252
Selling, general and administrative expenses	146,881	154,571
Loss from operations	(56,256)	(78,319)
Other expense (income), net:
Interest income	(452)	(204)
Interest expense	1,007	1,435
Other income, net	(224)	(669)
Total other expense, net	331	562
Loss before income taxes	(56,587)	(78,881)
Income tax benefit	(14,466)	(19,963)
Net loss	(42,121)	(58,918)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency exchange rate hedges	(3,772)	2,909
Foreign currency translation adjustment	1,550	3,699
Total other comprehensive (loss) income	(2,222)	6,608
Comprehensive loss	$(44,343)	$(52,310)

Net loss per share:
Basic	$(1.32)	$(1.84)
Diluted	$(1.32)	$(1.84)
Weighted-average common shares outstanding:
Basic	31,991	32,024
Diluted	31,991	32,024

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(42,121)	$(58,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	12,268	13,021
Provision for doubtful accounts, net	3,015	549
Deferred tax benefit	(2,932)	(2,132)
Stock-based compensation	2,704	2,070
Excess tax benefit from stock compensation	25	59
Loss on sale of assets	126	244
Impairment of long-lived assets	131	—
Restructuring costs	1,518	1,732
Changes in operating assets and liabilities:
Trade accounts receivable, net	46,733	56,655
Inventories, net	(142,797)	(169,253)
Prepaid expenses and other current assets	10,112	4,681
Income tax receivable	(8,218)	(5,584)
Other assets	(118)	(556)
Trade accounts payable	132,108	112,130
Accrued expenses	(13,238)	6,050
Income taxes payable	(7,228)	(584)
Long-term liabilities	564	(3,498)
Net cash used in operating activities	(7,348)	(43,334)
Cash flows from investing activities:
Purchases of property and equipment, net	(3,835)	(20,114)
Net cash used in investing activities	(3,835)	(20,114)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	110,000
Repayments of short-term borrowings	—	(66,633)
Cash paid for shares withheld for taxes	(893)	(1,106)
Contingent consideration paid	—	(19,784)
Repayment of mortgage principal	(133)	(125)
Net cash (used in) provided by financing activities	(1,026)	22,352

Effect of foreign currency exchange rates on cash	385	(2,551)
Net change in cash and cash equivalents	(11,824)	(43,647)
Cash and cash equivalents at beginning of period	291,764	245,956
Cash and cash equivalents at end of period	$279,940	$202,309

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Three Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net of refunds ($886 and $15,220 as of June 30, 2017 and 2016, respectively)	$2,266	$(11,500)
Interest	580	913
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	1,557	957
Accrued for asset retirement obligations	113	345
Accrued for shares withheld for taxes	—	321

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Note 1. General

The Company and Basis of Presentation

Deckers Outdoor Corporation, together with its consolidated subsidiaries (the Company), is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. As part of its Omni-Channel platform, the Company's brands are aligned across its Fashion Lifestyle group, including the UGG® (UGG) and Koolaburra® (Koolaburra) brands, and Performance Lifestyle group, including the Teva® (Teva), Sanuk® (Sanuk) and Hoka One One® (Hoka) brands.

The Company sells its products through quality domestic and international retailers, international distributors, and directly to its end-user consumers both domestically and internationally through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E-Commerce websites. Independent third party contractors manufacture all of the Company's products.

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands.

The Company's business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th of each year. Net sales of other brands do not have significant seasonal impact on the Company.

The unaudited condensed consolidated financial statements and the accompanying notes thereto (referred to herein as the condensed consolidated financial statements) as of June 30, 2017 and for the three months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and pursuant to Rule 10-01 Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and the accompanying notes thereto. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries considered necessary for a fair presentation of the results of interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 30, 2017 (2017 Annual Report).

All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made for all prior periods presented, including the three months ended June 30, 2017 and 2016, to conform to the current period presentation.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for defined periods and per share or share data.

Use of Estimates

The preparation of the Company's condensed consolidated financial statements is done in accordance with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, sales returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities and receivables, uncertain tax positions, the fair

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

value of financial instruments and other assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available as of the date of the condensed consolidated financial statements. For the reasons stated, actual results could differ materially from these estimates.

Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory. The Company adopted this ASU on April 1, 2017 on a prospective basis and the Company changed its accounting policy to measure inventory at the lower of cost or market or net realizable value less an approximate normal profit margin at each financial statement date. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The Company adopted this ASU on April 1, 2017 on a prospective basis and the Company changed its accounting policy for certain aspects of share-based payment awards to employees, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. Beginning April 1, 2017, the adoption of this ASU had the following impact on the condensed consolidated financial statements and related disclosures:

•
The calculation of diluted weighted-average shares outstanding no longer includes excess tax benefits as assumed proceeds, which did not have a material impact on the Company’s calculation of diluted earnings per share.

•
Excess tax benefits and deficiencies were recorded as income tax benefits or expenses in the condensed consolidated statements of comprehensive loss for the three months ended June 30, 2017, rather than to additional paid-in capital in the condensed consolidated balance sheets for settlements of share-based payment awards occurring on or after April 1, 2017. The Company's income tax benefit or expense will continue to be impacted by fluctuations in the stock price between grant and vesting dates of its share-based payment awards.

•
A cumulative adjustment to retained earnings and non-current deferred tax assets for unrecognized excess tax benefits of $1,365 was recorded on April 1, 2017 in the condensed consolidated balance sheet as of June 30, 2017.

•
The Company has made current and prior period reclassifications in the condensed consolidated statements of cash flows to present cash flows from excess tax benefits as cash flows provided by operating activities instead of the historical presentation as cash flows provided by financing activities.

•	The Company elected to continue to estimate forfeitures as a component of determining grant date fair value.

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance under US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies two components of ASU No. 2014-09: (1) identifying performance obligations and (2) licensing implementation guidance. In May 2016,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which is intended to improve the operability and understandability of the implementation guidance by providing clarifications and practical expedients. The Company is continuing to evaluate the effect that the adoption of these ASUs will have on its consolidated financial statements and related disclosures, and has not yet selected a transition method. The Company is currently evaluating its business and contracts to determine any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements, but it is expected to result in expanded disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous US GAAP. A lessee should recognize a liability in the balance sheet to make lease payments (the lease liability) at fair value and an offsetting "right-of-use" asset representing its right to use the underlying asset for the lease term. This ASU requires a modified retrospective transition method for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures, and currently expects an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease commitments that are currently classified as operating leases, such as retail stores, showrooms, and distribution facilities, as well as expanded disclosures on existing lease commitments. The recognition of lease expense is not expected to materially change from the current methodology.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018, with early adoption permitted. The guidance should be applied retrospectively, requiring adjustment to all comparative periods presented, unless it is impractical to do so, in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures, but its adoption is not expected to have a material impact.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. In computing the implied fair value of goodwill under current step two guidance, an entity previously had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following the procedure required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under this ASU, an entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2020, with early adoption permitted on or after January 1, 2017. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which updates the guidance for changes to the terms or conditions of a share-based payment award which would require an entity to apply modification accounting. An entity should account for the effects of a modification to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

a share-based payment award unless all of the following conditions are met: (1) the fair value, (2) vesting conditions, and (3) classification of the modified awards are the same as the fair value, vesting conditions, or classification of the original award immediately before the original award is modified. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Note 2. Restructuring

In connection with the Company's announced restructuring plan in the fourth quarter of fiscal year 2016, the Company closed 25 retail stores as of June 30, 2017, and consolidated its brand operations and corporate headquarters. In connection with these restructuring efforts, the Company has incurred total restructuring charges of $55,308 as of June 30, 2017 since the Company's announcement in the fourth quarter of fiscal year 2016, with $1,518 incurred during the three months ended June 30, 2017 compared to $1,732 during the three months ended June 30, 2016. Of the total amount, $7,783 remained accrued as of June 30, 2017, with $3,340 in short-term liabilities and $4,443 in long-term liabilities.

It is anticipated that the Company may incur restructuring costs in future periods which are similar in nature to its historical activities, primarily in connection with the Company closing retail stores or converting stores to partner retail stores to reach a target worldwide retail store count of approximately 125 owned stores by the end of fiscal year 2020.

The following table summarizes the remaining liability for restructuring charges as of June 30, 2017:

	Lease termination costs	Severance costs	Termination of various contracts and other services	Total
Balance as of March 31, 2017	$4,572	$2,555	$3,953	$11,080
Additional charges	—	—	1,518	1,518
Paid in cash	(418)	(2,052)	(2,345)	(4,815)
Balance as of June 30, 2017	$4,154	$503	$3,126	$7,783

The following table summarizes these restructuring charges by reportable operating segment and unallocated charges:

	Three Months Ended June 30,
	2017	2016
Direct-to-Consumer	$—	$1,335
Unallocated overhead costs	1,518	397
Total restructuring charges	$1,518	$1,732

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are as follows:

	June 30, 2017	March 31, 2017
Goodwill:
UGG brand	$6,101	$6,101
Other brands	7,889	7,889
Total Goodwill	13,990	13,990
Other Intangible Assets:
Indefinite-lived Intangible Assets
Trademarks	15,454	15,454
Definite-lived Intangible Assets
Trademarks	55,245	55,245
Other	49,614	48,800
Total gross carrying amount	104,859	104,045
Accumulated amortization	(56,810)	(54,361)
Net Definite-lived Intangible Assets	48,049	49,684
Total Other Intangible Assets	63,503	65,138
Total Goodwill and Other Intangible Assets	$77,493	$79,128

Aggregate amortization expense for amortizable intangible assets during the three months ended June 30, 2017 and June 30, 2016 was $1,910 and $2,069, respectively. Charges incurred in the condensed consolidated statements of comprehensive loss relevant to the Company's other intangible assets during the three months ended June 30, 2017, are as follows:

Balance, March 31, 2017	$65,138
Amortization expense	(1,910)
Foreign currency exchange rate fluctuations	275
Balance, June 30, 2017	$63,503

Note 4. Fair Value Measurements
The fair value of the Company's cash and cash equivalents, trade accounts receivable, inventories, net, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added tax payable approximate the carrying values due to the relatively short maturities of these assets and liabilities. The fair values of the Company's long-term liabilities do not significantly differ from the carrying values.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of June 30, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,816	$6,816	$—	$—
Non-qualified deferred compensation liability	(4,206)	(4,206)	—	—
Designated Derivative Contracts liability	(4,192)	—	(4,192)	—
Non-Designated Derivative Contracts asset	204	—	204	—
Non-Designated Derivative Contracts liability	(1,807)	—	(1,807)	—

	Fair Value as of March 31, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,662	$6,662	$—	$—
Non-qualified deferred compensation liability	(4,140)	(4,140)	—	—
Designated Derivative Contracts asset	1,365	—	1,365	—

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging", for more information on the nature and definitions of these derivative contracts. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution is determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. As of June 30, 2017 and March 31, 2017, no payments were made under this program, however, there is a payment pending of $13 as of June 30, 2017. Deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies.

The non-qualified deferred compensation asset of $6,816 is recorded in other assets in the condensed consolidated balance sheets. The non-qualified deferred compensation liability of $4,206 is recorded in the condensed consolidated balance sheets as of June 30, 2017, with $883 recorded in other accrued expenses and $3,323 in other long-term liabilities.

Note 5. Income Taxes

The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would ultimately be sustained upon examination by tax authorities. The benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefits that exceeds the amounts measured is recorded as a liability for unrecognized tax benefits in the condensed consolidated balance sheets, along with any associated interest and penalties that would be payable to the tax authorities upon settlement.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and has recorded an additional tax accrual for unrecognized tax benefits of $127 during the three months ended June 30, 2017, compared to no additional tax accrual during the three months ended June 30, 2016 in income tax payable in the condensed consolidated balance sheets. The balance of gross unrecognized tax benefits as of June 30, 2017 is $11,252, of which $6,555 is recorded in the non-current income tax liability and $4,697 in current income tax payable in the condensed consolidated balance sheets. The tax accrual relates to tax positions taken in years that are open to examination. It is reasonably possible that $3,053 of net unrecognized tax benefits will be settled within the next 12 months. The Company has recorded a decrease to unrecognized tax benefits of $603 related to settlements with state tax authorities during the three months ended June 30, 2017 compared to no change to unrecognized tax benefits during the three months ended June 30, 2016. Additional interest and penalties were incurred of $194 during the three months ended June 30, 2017 compared to $196 during the three months ended June 30, 2016, resulting from tax positions that are subject to examination, and were recorded in interest expense in the Company’s condensed consolidated statements of comprehensive loss. As of June 30, 2017, accrued interest and potential penalties was $3,050, of which $1,324 was recorded in non-current income tax liability and $1,726 in current income tax payable in the condensed consolidated balance sheets.

Refer to the section entitled "Recent Accounting Pronouncements" under Note 1, "General", for more information on the recording of previously unrecognized excess tax benefits on April 1, 2017 for share-based awards as a cumulative adjustment to retained earnings for the adoption of ASU No. 2016-09.

Note 6. Revolving Credit Facilities and Mortgage Payable

Domestic Credit Facility

In November 2014, the Company amended its revolving credit facility agreement with JPMorgan Chase Bank, National Association as the administrative agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto, in its entirety (as amended, the Second Amended and Restated Credit Agreement) (Domestic Credit Facility). In August 2015, the Company entered into an additional amendment to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers, and in October 2016, further amended the Second Amended and Restated Credit Agreement to allow increased borrowing under its China Credit Facility (as defined below). The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility which matures on November 13, 2019.

At the Company's election, interest under the Domestic Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternative Base Rate (ABR), and is variable based on the Company's total adjusted leverage ratio each quarter. As of June 30, 2017, the adjusted LIBOR and ABR rates were 2.72% and 4.75%, respectively, however, as there were no borrowings during three months ended June 30, 2017, neither interest rate applied.

During the three months ended June 30, 2017, the Company made no borrowings or repayments under the Domestic Credit Facility. As of June 30, 2017, the Company had no outstanding balance under the Domestic Credit Facility and had outstanding letters of credit of approximately $549. As a result, the available borrowings under the Domestic Credit Facility were $399,451 at June 30, 2017.

Subsequent to June 30, 2017, the Company borrowed approximately $70,000 and made repayments of approximately $12,000, resulting in an outstanding balance of approximately $58,000 and available borrowings of approximately $341,451 under the Domestic Credit Facility at August 9, 2017.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

revolving line of credit of up to CNY 300,000, or approximately $44,000, and to remove the sublimit of CNY 50,000, or approximately $7,000, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or approximately $15,000.

The China Credit Facility is payable on demand and subject to annual review and renewal. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China market rate which was 4.35% at June 30, 2017.

During the three months ended June 30, 2017, the Company made no borrowings or repayments under the China Credit Facility. As of June 30, 2017, the Company had no outstanding balance under the China Credit Facility and had available borrowings of approximately $44,000.

Subsequent to June 30, 2017, the Company began utilizing the overdraft facility sublimit and had an outstanding balance of approximately $1,000 and available borrowings of approximately $43,000 under the China Credit Facility at August 9, 2017.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or approximately $49,000, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2018 under the terms of the original agreement. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. As of June 30, 2017, TIBOR for three months was 0.06% and the total effective interest rate was 0.46%.

During the three months ended June 30, 2017, the Company made no borrowings or repayments under the Japan Credit Facility. As of June 30, 2017, the Company had no outstanding balance under the Japan Credit Facility and had available borrowings of approximately $49,000.

Subsequent to June 30, 2017, the Company borrowed approximately $5,000 and made no repayments, resulting in an outstanding balance of approximately $5,000 and available borrowings of approximately $44,000 under the Japan Credit Facility at August 9, 2017.

Mortgage

In July 2014, the Company obtained a mortgage secured by its corporate headquarters property for approximately $33,900. As of June 30, 2017, the outstanding principal balance under the mortgage was approximately $32,500, which includes approximately $557 in short-term borrowings and approximately $31,943 in mortgage payable in the condensed consolidated balance sheets.

As of June 30, 2017, the Company was in compliance with all debt covenants under its borrowing arrangements and remains in compliance at August 9, 2017.

Note 7. Commitments and Contingencies

Operating Lease Commitments

During the three months ended June 30, 2017, there were no material changes to operating lease commitments outside those that occurred in the ordinary course of business. In June 2017, the Company entered into an addendum to the original lease agreement relating to its warehouse and distribution center located in Moreno Valley, California. Pursuant to the addendum, the Company exercised its option to lease additional square footage and extended the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

expiration date of the lease to June 2028. The additional future minimum lease commitment through the expiration date as a result of the option being exercised is approximately $77,200.

Purchase Obligations

Product & Sheepskin

During the three months ended June 30, 2017, there were no material changes to purchase obligations for product, sheepskin and various other service and promotional agreements, outside those that occurred in the ordinary course of business.

Other

The Company had $2,590 of material commitments for future capital expenditures as of June 30, 2017 primarily related to information technology upgrades for Japan E-Commerce and tenant improvements for global retail store space and facilities.

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

Note 8. Stockholders' Equity

Equity Incentive Plans

The Company uses various types of stock-based compensation under the 2006 Plan and 2015 SIP (as defined in the 2017 Annual Report), including time-based restricted stock units (RSUs), performance-based stock units (PSUs), stock appreciation rights (SARs) and non-qualified stock options (NQSOs). Annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) are available to key personnel and certain executive officers, and long-term incentive plan (LTIP) PSUs or LTIP NQSOs are available to certain officers, including named executive officers.

Annual Awards

The Company has elected to grant Annual RSUs and Annual PSUs to key employees, including certain executive officers of the Company. These grants entitle the recipients to receive shares of common stock of the Company upon vesting. The vesting of Annual PSUs is subject to achievement of certain performance criteria measured over the fiscal year during which they are granted, while Annual RSUs are subject only to time-based vesting restrictions. Annual PSUs vest in equal one-third installments annually over three years after the performance criteria are achieved, and Annual RSUs vest in equal one-third installments annually over three years following the date of grant. During the three months ended June 30, 2017, the Company granted 54,090 Annual PSUs at a weighted-average grant date fair value of $68.44 per share and 123,837 Annual RSUs at a weighted-average grant date fair value of $67.84 per share. At June 30, 2017, the Company believes that the achievement of at least the threshold performance criteria of the fiscal year 2018 Annual PSUs is probable. The Company recorded stock compensation expense of $1,832 for the fiscal year 2018 Annual RSUs and Annual PSUs during the three months ended June 30, 2017. As of June 30, 2017, future unrecognized stock compensation expense for the fiscal year 2018 Annual RSUs and Annual PSUs granted to date, excluding estimated forfeitures, is $18,019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Long-Term Incentive Awards

LTIP NQSOs

In November 2016, the Company approved the grant of LTIP NQSOs (2017 LTIP NQSOs) to the Company’s executive officers, which will vest on March 31, 2019 if the recipient provides continuous service through that date and the Company achieves the minimum threshold performance criteria. Each option grants the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility, as well as dividend yield of the Company’s common stock. The fair value of the 2017 LTIP NQSOs granted during fiscal year 2017 less actual and estimated forfeitures as of June 30, 2017, was $4,619, and $497 was expensed during the three months ended June 30, 2017.

In June 2017, the Company approved the grant of LTIP NQSOs (2018 LTIP NQSOs) to the Company's executive officers, which will vest on March 31, 2020 if the recipient provides continuous service through that date and the Company achieves the minimum threshold performance criteria. The fair value of the 2018 LTIP NQSOs granted, less estimated forfeitures, was $4,489, and $79 was expensed during the three months ended June 30, 2017.

As of June 30, 2017, future unrecognized stock compensation expense for LTIP NQSOs granted to date, excluding estimated forfeitures, was $8,913.

The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for the 2018 LTIP NQSOs granted during the three months ended June 30, 2017:

Expected life (in years)	4.9
Expected volatility	38.73%
Risk free interest rate	1.78%
Dividend yield	—%
Weighted-average exercise price	$69.29
Weighted-average option value	$25.03

Stock Repurchase Programs

In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately-negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. Since inception through June 30, 2017, the Company has repurchased approximately 2,020,000 shares under the program for approximately $134,706, or an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,294. During the three months ended June 30, 2017, the Company made no stock repurchases under this program.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The following is a reconciliation of the Company's retained earnings during the three months ended June 30, 2017:

Retained Earnings
Balance at March 31, 2017	$819,589
Net loss	(42,121)
Cumulative unrecognized excess tax benefit*	1,365
Balance at June 30, 2017	$778,833

*Refer to the section entitled "Recent Accounting Pronouncements" under Note 1, "General", for more information on the recording of previously unrecognized excess tax benefits on April 1, 2017 for share-based awards as a cumulative adjustment to retained earnings for the adoption of ASU No. 2016-09.

Note 9. Foreign Currency Exchange Rate Contracts and Hedging

Certain of the Company's foreign currency exchange rate forward contracts are designated cash flow hedges of forecasted sales (Designated Derivative Contracts) and are subject to foreign currency exchange rate risk. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific quarters. The Company may also enter into foreign currency exchange rate contracts that are not designated as hedging instruments (Non-Designated Derivative Contracts), and these contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment. The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive income (loss) (OCI) within stockholders' equity, and are recognized in the condensed consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding third-party sales occur.

As of June 30, 2017, the Company had total notional value of $155,444 for foreign currency exchange rate forward contracts, which included the following:

	Designated Derivative Contracts	Non-Designated Derivative Contracts
Notional amount	$121,625	$33,819
Fair value recorded in other current assets	—	204
Fair value recorded in other current liabilities	(4,192)	(1,807)

As of June 30, 2017, the Company had Designated Derivative Contracts with four counterparties and Non-Designated Derivative Contracts with three counterparties. As of June 30, 2017, the Company had Designated Derivative Contracts with various maturity dates within the next three to nine months, and Non-Designated Derivative Contracts that mature within six months. No contracts were settled during the three months ended June 30, 2017.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments. During the three months ended June 30, 2017, the designated hedges remained effective. The effective portion of the gain or loss on the derivative instrument is recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2017, the amount of unrealized gains on foreign currency exchange rate hedges recognized in accumulated OCI (see Note 10, "Accumulated Other Comprehensive Loss", for additional information) is expected to be reclassified into income within the next 12 months.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended June 30,
	2017	2016
Amount of (loss) gain recognized in other comprehensive (loss) income on derivative instruments (effective portion)	$(5,890)	$4,464
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net Sales	Net Sales
Amount of loss reclassified from accumulated other comprehensive loss into income (effective portion)	$—	$(175)
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$333	$192

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended June 30,
	2017	2016
Location of amount recognized in income on derivative instruments	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of loss recognized in income on derivative instruments	$(1,603)	$(591)

Subsequent to June 30, 2017, the Company entered into Non-Designated Derivative Contracts with notional amounts totaling $17,077, which are expected to mature over the next nine months, and no Designated Derivative Contracts. All hedging contracts at August 9, 2017 were held by a total of six counterparties.

Note 10. Accumulated Other Comprehensive Loss

The components within accumulated other comprehensive loss are as follows:

	June 30, 2017	March 31, 2017
Unrealized (loss) gain on foreign currency exchange rate hedges, net of tax	$(2,916)	$856
Cumulative foreign currency translation adjustment	(25,757)	(27,307)
Accumulated other comprehensive loss	$(28,673)	$(26,451)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

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

	Three Months Ended June 30,
	2017	2016
Weighted-average shares used in basic computation	31,991,000	32,024,000
Dilutive effect of stock-based awards and options	—	—
Weighted-average shares used for diluted computation	31,991,000	32,024,000

Excluded*:
Annual RSUs and Annual PSUs	389,000	267,000
SARs	240,000	600,000
LTIP PSUs	269,000	396,000
LTIP NQSOs	397,000	—
Deferred non-employee director restricted stock awards	7,000	10,000
Employee Stock Purchase Plan	9,000	—

*The stock-based awards and options excluded from the dilutive effect were excluded either because the shares were anti-dilutive or because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the three months ended June 30, 2017 and 2016, respectively. The number of shares reflected for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stockholders' Equity", for more information on the nature of these awards.

Note 12. Reportable Operating Segments

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands.

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

During calendar year 2017, the Company began to leverage elements, including particular styles, of the Ahnu® (Ahnu) brand under the umbrella of the Teva brand. Effective April 1, 2017, operations for the Ahnu brand have been discontinued and all styles are sold under the Teva umbrella and are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment as presented in the comparative prior period.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Reportable operating segment information with a reconciliation to the condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended June 30,
	2017	2016
Net sales to external customers:
UGG brand wholesale	$63,273	$45,901
Teva brand wholesale	32,123	29,525
Sanuk brand wholesale	22,220	22,303
Other brands wholesale	26,965	18,411
Direct-to-Consumer	65,136	58,253
	$209,717	$174,393
Loss from operations:
UGG brand wholesale	$(1,021)	$(10,212)
Teva brand wholesale	4,943	1,862
Sanuk brand wholesale	4,417	4,181
Other brands wholesale	1,026	(1,630)
Direct-to-Consumer	(12,102)	(19,419)
Unallocated overhead costs	(53,519)	(53,101)
	$(56,256)	$(78,319)

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in loss from operations of the wholesale reportable operating segments.

Assets allocable to each reportable operating segment with a reconciliation to the condensed consolidated balance sheets are as follows:

	June 30, 2017	March 31, 2017
Total assets from reportable operating segments:
UGG brand wholesale	$386,400	$259,444
Teva brand wholesale	65,732	82,505
Sanuk brand wholesale	73,351	80,102
Other brands wholesale	65,564	70,607
Direct-to-Consumer	103,987	113,400
	$695,034	$606,058

The assets allocable to each reportable operating segment include accounts receivable, inventory, fixed assets, goodwill, other intangible assets, and certain other assets that are specifically identifiable with one of the Company's reportable operating segments. Unallocated assets are the assets not directly related to a specific reportable operating segment, and generally include cash and cash equivalents, deferred tax assets, and various other corporate assets shared by the Company's reportable operating segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Reconciliations of total assets from reportable operating segments to the condensed consolidated balance sheets are as follows:

	June 30, 2017	March 31, 2017
Total assets from reportable operating segments	$695,034	$606,058
Unallocated cash and cash equivalents	279,940	291,764
Unallocated deferred tax assets	50,698	44,708
Other unallocated corporate assets	247,186	249,250
Consolidated total assets	$1,272,858	$1,191,780

Note 13. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations a separate reportable operating segment, as management reviews such operations in the aggregate with the aforementioned reportable operating segments. Property and equipment, net, in the US and all other countries combined were as follows:

	June 30, 2017	March 31, 2017
US	$200,845	$206,077
All other countries*	18,732	19,454
Total	$219,577	$225,531

*No other country's property and equipment, net, comprised more than 10% of the Company's total property and equipment, net as of June 30, 2017 and March 31, 2017.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $49,200 or 23.5% and $43,000 or 24.9% of total net sales were denominated in foreign currencies during the three months ended June 30, 2017 and 2016, respectively. International sales were 42.4% and 37.2% of the Company's total net sales during the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, no single foreign country comprised more than 10% of the Company's total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records an allowance for doubtful accounts based upon these evaluations. The Company's five largest customers accounted for approximately 19.9% of worldwide net sales during the three months ended June 30, 2017 compared to 20.5% during the three months ended June 30, 2016. No single customer accounted for more than 10% of the Company's net sales during the three months ended June 30, 2017 or 2016. At June 30, 2017, the Company had two customers representing 15.7% and 11.7% of trade accounts receivable, net, respectively. At March 31, 2017, the Company had one customer representing 11.2% of trade accounts receivable, net.

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the UK. Beginning in 2013, in an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpureTM (UGGpure), which is a wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily in Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2017 and 2016
(amounts in thousands, except per share or share data)

completely outside the Company's control. Furthermore, the price of sheepskin is impacted by demand, industry, and competitors.

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

The remainder of the Company's cash equivalents is invested in interest-bearing funds managed by third-party investment management institutions. These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. As of June 30, 2017, the Company has experienced no significant loss on its money market funds or lack of access to cash in its operating accounts.

The Company's cash and cash equivalents are as follows:

	June 30, 2017	March 31, 2017
Money market fund accounts	$234,635	$198,992
Cash	45,305	92,772
Total cash and cash equivalents	$279,940	$291,764

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and together with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on May 30, 2017 (2017 Annual Report).

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A and “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

References within Part I, Items 2, 3 and 4, to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), Hoka One One® (Hoka), Koolaburra® by UGG (Koolaburra), Ahnu® (Ahnu) and UGGpureTM are some of our trademarks. Other trademarks or trade names appearing elsewhere in this section are the property of their respective owners. Solely for convenience, the trademarks and trade names herein are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all amounts in Items 2, 3 and 4 herein are expressed in thousands, except for store and country counts, defined periods, ratios and share data.

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

We also realigned our brands across two groups as part of our Omni-Channel platform: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands. As part of this realignment, during fiscal year 2016, we relocated our Sanuk brand operations in Irvine, California, to our corporate headquarters in Goleta, California, and closed our Ahnu brand operations office in Richmond, California, as well as consolidated our European offices. During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand. Effective April 1, 2017, operations for the Ahnu brand have been discontinued and all styles are sold under the Teva umbrella and are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment as presented in the comparative prior period.

We believe our retail stores remain an important component of our Omni-Channel strategy; however, in light of the recent and continuing changes in the retail environment, we also believe it is prudent to further reduce our global brick and mortar footprint. We expect to continue to reduce our footprint through a combination of store closures and the conversion of owned stores to partner retail stores, and, accordingly, we anticipate generating future cost savings. We are currently targeting a worldwide retail store count of approximately 125 owned stores by the end of fiscal year 2020. However, this is only an estimate and the actual number of owned stores as of any particular date is subject to uncertainty as a result of numerous factors, including, but not limited to, the actual and projected costs associated with closing or converting stores, the actual and estimated results of our DTC business, and continuing changes in consumer buying behaviors and the retail environment. In connection with reaching our target store count, we expect to incur restructuring costs in future periods which are similar in nature to our historical activities.

During the three months ended June 30, 2017, $1,518 of restructuring charges were incurred compared to $1,732 during the three months ended June 30, 2016. Refer to Note 2, "Restructuring", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the remaining liability related to these restructuring charges as of June 30, 2017.

Savings Plan. In February 2017, we announced a plan to implement significant cost savings, excluding reinvestment (Savings Plan). The Savings Plan includes a combination of both cost of sales improvements and selling, general and administrative (SG&A) expense savings. Cost of sales improvements are expected to come from reducing product development cycle times, optimizing material yields, consolidating our factory base and continuing to move production outside of China. SG&A expense savings are expected to come from further retail store consolidations, process improvement efficiencies and lower unallocated indirect spend. In May 2017, we provided an update that the goal of the Savings Plan is to drive approximately $100,000 in operating profit improvement from fiscal year 2017 to the end of fiscal year 2020.

Trends Impacting our Overall Business

Our business continues to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales and operating results continue to be significant.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions. In particular, brick and mortar retail stores are experiencing significant and prolonged decreases in consumer traffic as consumers continue to migrate to shopping online. This shift is impacting the performance of both our DTC business and of our wholesale customers.

•
In light of the shift in consumer shopping behavior, we are optimizing our brick and mortar retail footprint. In connection with store closures, we have been impacted by costs to exit lease agreements, retail store fixed asset impairments and other closure costs. We expect this trend to continue as we further evaluate and optimize our retail fleet.

•	We expect that our E-Commerce business will be a driver of long-term growth, although we expect the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

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

Segment Overview

UGG Brand

The UGG brand has been one of the most iconic and recognized brands in the global footwear industry, which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty, due to delivering quality and luxuriously comfortable UGG footwear.

•	Evolution of our Classics business through the introduction of products such as the Classic Slim, the Classic Luxe, the Classic Street, and the Classic II.

•
Diversification of our UGG product lines, including women's spring and summer, men's, and lifestyle offerings. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin.

•	Continued enhancement of our Omni-Channel and digital capabilities to enable us to better engage existing and prospective consumers and expose them to our brands.

Teva Brand

For over 30 years, the Teva brand has fueled the expression of freedom. The Teva brand pioneered the sport sandal category in 1984, and now is a leader within the sport sandal and modern outdoor lifestyle categories.

Sanuk Brand

The Sanuk brand was founded almost 20 years ago, and from its origins in the Southern California surf culture, has emerged into a brand with an expanding fan base and presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat sandal collection and the SIDEWALK SURFERS.

Other Brands

Our other brands consist of the Hoka and Koolaburra brands. These brands are sold through most of our distribution channels, and primarily through our wholesale channels.

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

At June 30, 2017, we had a total of 159 retail stores worldwide, which includes 96 concept stores and 63 outlet stores. During the three months ended June 30, 2017, we did not open or close any stores, but did convert one owned store to a partner retail store. Partner retail stores are branded stores that are wholly-owned and operated by third parties. Upon conversion or opening of new partner retail stores, each of these stores become wholly-owned and operated by third parties. Sales made to the partner retail stores are included in our UGG brand wholesale reportable operating segment as of the date of conversion. Concession stores are considered concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to customers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of June 30, 2017, we operate our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report on Form 10-Q we provide certain financial information on a “constant currency basis”, which is in addition to the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements, in the condensed consolidated balance sheets. We believe that evaluating certain financial and operating measures, such as net sales on a constant currency basis, is important, as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other apparel retailers. As a result, information included in this Quarterly Report on Form 10-Q regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other apparel retailers.

Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US GAAP.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$209,717	100.0%	$174,393	100.0%	$35,324	20.3%
Cost of sales	119,092	56.8	98,141	56.3	(20,951)	(21.3)
Gross profit	90,625	43.2	76,252	43.7	14,373	18.8
Selling, general and administrative expenses	146,881	70.0	154,571	88.6	7,690	5.0
Loss from operations	(56,256)	(26.8)	(78,319)	(44.9)	22,063	28.2
Other expense, net	331	0.2	562	0.3	231	41.1
Loss before income taxes	(56,587)	(27.0)	(78,881)	(45.2)	22,294	28.3
Income tax benefit	(14,466)	(6.9)	(19,963)	(11.4)	(5,497)	(27.5)
Net loss	$(42,121)	(20.1)%	$(58,918)	(33.8)%	$16,797	28.5%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended June 30,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$120,714	$109,507	$11,207	10.2%
International	89,003	64,886	24,117	37.2
Total	$209,717	$174,393	$35,324	20.3%

Net sales by brand and channel:
UGG brand:
Wholesale	$63,273	$45,901	$17,372	37.8%
Direct-to-Consumer	51,459	45,953	5,506	12.0
Total	114,732	91,854	22,878	24.9
Teva brand:
Wholesale	32,123	29,525	2,598	8.8
Direct-to-Consumer	5,539	5,163	376	7.3
Total	37,662	34,688	2,974	8.6
Sanuk brand:
Wholesale	22,220	22,303	(83)	(0.4)
Direct-to-Consumer	3,955	4,402	(447)	(10.2)
Total	26,175	26,705	(530)	(2.0)
Other brands:
Wholesale	26,965	18,411	8,554	46.5
Direct-to-Consumer	4,183	2,735	1,448	52.9
Total	31,148	21,146	10,002	47.3
Total	$209,717	$174,393	$35,324	20.3%

Total Wholesale	$144,581	$116,140	$28,441	24.5%
Total Direct-to-Consumer	65,136	58,253	6,883	11.8
Total	$209,717	$174,393	$35,324	20.3%

The increase in net sales was largely due to higher UGG and other brands wholesale and DTC sales, primarily driven by earlier global wholesale and distributor shipments and the continued growth of the Hoka brand. We experienced an increase in pairs sold to approximately 5,100 during the three months ended June 30, 2017 from approximately 4,500 pairs during the three months ended June 30, 2016. On a constant currency basis, net sales increased 21.5% to approximately $212,100 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Wholesale net sales of our UGG brand increased due to an increase in volume of pairs sold, offset by a decrease in the weighted-average selling price per pair (WASPP). The increase in the volume of pairs sold had an impact of approximately $14,700, primarily attributable to higher wholesale sales and international sales due to earlier shipments, as discussed above. The decrease in WASPP had an impact of approximately $7,400, and was primarily attributable to lower domestic full price sales and a higher proportion of distributor sales at lower prices. In addition, we had lower sales return reserves and chargebacks compared to the three months ended June 30, 2016 of approximately $10,000, primarily for the transition from UGG Classic I to UGG Classic II boots in the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 38.4% to approximately $63,700 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Wholesale net sales of our Teva brand increased due to an increase in the volume of pairs sold of approximately $600 and an increase in WASPP of approximately $2,000.

Wholesale net sales of our Sanuk brand slightly decreased due to a decrease in the volume of pairs sold, offset by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $600. The increase in WASPP had an impact of approximately $500, which was primarily due to higher prices on lower domestic closeout sales.

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold, slightly offset by a decrease in WASPP. The increase in volume of pairs sold had an impact of approximately $11,300, primarily driven by growth for the Hoka brand. The decrease in WASPP had an impact of approximately $1,700, primarily attributable to changes in product mix and higher closeout sales. In addition, we had higher sales return reserves due to higher sales of approximately $1,000 compared to the prior period.

DTC net sales increased 11.8% to $65,136 compared to the prior period, primarily due to an increase in net sales from our E-Commerce business of $7,300, offset by a decrease in net sales from our retail store business of $400 due to fewer stores. The increase in total DTC net sales was largely due to an increase in the volume of pairs sold of approximately $12,000, primarily due to growth in E-Commerce and an increase in retail sales, offset by a decrease in WASPP with an impact of approximately $6,000. The decrease in WASPP was due to higher closeout sales through UGG Closet, our limited E-commerce outlet channel offering, and increased retail promotional activity. In addition, there was an increase in UGG brand apparel sales of approximately $900. On a constant currency basis, DTC net sales increased 14.3% to approximately $66,600 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Comparable DTC net sales for the 13 weeks ended July 2, 2017 increased 12.7% on a constant currency basis to approximately $58,700 compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was primarily due to improved growth in E-Commerce worldwide, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 37.2%. International sales represented 42.4% and 37.2% of worldwide net sales for the three months ended June 30, 2017 and 2016, respectively. The increase in international sales was due to higher wholesale sales for the UGG brand in Europe and Asia and the Hoka brand in Europe. On a constant currency basis, international sales increased 40.8% to approximately $91,400 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Gross Profit. Gross margin was 43.2% for the three months ended June 30, 2017 compared to 43.7% for the three months ended June 30, 2016. The decrease in gross margin was driven by an 80 basis point impact from foreign exchange rate fluctuations, partially offset by higher margins on global wholesale sales compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to:

•	decreased advertising and marketing expenses of approximately $5,000, primarily driven by the timing of expenses compared to prior period;

•	increased bad debt expense of approximately $2,500, primarily as a result of the recent payment history on an unsettled customer account in the current period;

•	decreased occupancy and rent expense of approximately $2,500 due to fewer retail stores and related costs, including restructuring charges for lease termination costs, included in the prior period;

•	increased other professional service costs of approximately $1,500, which includes restructuring charges for consulting services;

•	decreased performance-based compensation expense of approximately $1,000, due to lower bonus and stock-based compensation;

•
decreased materials and supplies expenses of approximately $1,400, related to shipping supplies, primarily driven by achieving warehouse operating efficiencies and completing warehouse transitions in the prior period;

•	decreased depreciation expenses for IT-related assets of approximately $800; and

•	decreased commission expenses of approximately $600, largely driven by conversion of sales agent agreements to in-house sales agreements in the prior period.

Loss from Operations. The following table summarizes operating (loss) income from operations by reportable operating segment with a reconciliation to the condensed consolidated statements of comprehensive loss:

	Three Months Ended June 30,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$(1,021)	$(10,212)	$9,191	90.0%
Teva brand wholesale	4,943	1,862	3,081	165.5
Sanuk brand wholesale	4,417	4,181	236	5.6
Other brands wholesale	1,026	(1,630)	2,656	162.9
Direct-to-Consumer	(12,102)	(19,419)	7,317	37.7
Unallocated overhead costs	(53,519)	(53,101)	(418)	(0.8)
Total	$(56,256)	$(78,319)	$22,063	28.2%

The decrease in loss from operations resulted from higher sales, as well as lower overall SG&A expenses, partially offset by lower gross margins.

The decrease in loss from operations of UGG brand wholesale was primarily the result of higher sales.

The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was due to sales at higher gross margins.

The increase in income from operations of other brands wholesale was due to higher sales, primarily attributable to growth of the Hoka brand, offset by higher SG&A expenses driven by higher selling and marketing costs.

The decrease in loss from operations of DTC was primarily due to higher sales in our E-Commerce business, partially offset by lower retail sales and lower gross margins due to higher UGG Closet sales.

The increase in unallocated overhead costs was due to higher professional services costs, bad debt expense and third-party logistics provider costs. These increases were offset by lower performance-based compensation and retail and office operating expenses, primarily driven by costs savings initiatives, as well as fluctuations in various foreign currencies.

Refer to Note 12, "Reportable Operating Segments", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of the lower average balances outstanding under our revolving credit facilities, as well as higher interest income on higher average cash balances during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax benefit and the effective income tax rates were as follows:

	Three Months Ended June 30,
	2017	2016
Income tax benefit	$(14,466)	$(19,963)
Effective income tax rate	25.6%	25.3%

The change in the estimated effective tax rate was primarily due to the change in the jurisdictional mix of expected worldwide income before income taxes, driven by the continued impact of our global product sourcing organization and our anticipated foreign income before income taxes.

Foreign loss before income taxes was $3,598 and $38,247 and worldwide loss before income taxes was $56,587 and $78,881 during the three months ended June 30, 2017 and 2016, respectively. The decrease in foreign loss before income taxes, as a percentage of worldwide loss before taxes, was primarily due to an increase in foreign sales and lower foreign operating expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of June 30, 2017, we had approximately $250,150 of cash and cash equivalents outside the US that would be subject to additional income taxes if repatriated.

Net Loss. Our net loss decreased primarily due to higher sales and lower SG&A expenses, partially offset by lower gross margins. Our net loss per share decreased due to lower net loss, partially offset by a slightly lower number of weighted-average common shares outstanding.

Other Comprehensive Loss. Other comprehensive loss increased as a result of decreased foreign currency translation gains driven by changes in exchange rates for Asian and Canadian currencies, as well as hedging losses on foreign currency forward contracts during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

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

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30th and September 30th to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30th and December 31st; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31st and March 31st in anticipation of the spring selling season that occurs in the quarters ending March 31st and June 30th. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has historically been provided using internal cash balances, cash from ongoing operating activities and short-term borrowings under our borrowing arrangements.

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

Capital Resources

Domestic Credit Facility. As of June 30, 2017, we had no outstanding balance and had outstanding letters of credit of approximately $549 under our Domestic Credit Facility. The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility. At August 9, 2017, we had an outstanding balance of approximately $58,000 and available borrowings of approximately $341,451 under our Domestic Credit Facility.

China Credit Facility. As of June 30, 2017, we had no outstanding balance and available borrowings of approximately $44,000 under our China Credit Facility. At August 9, 2017, we began utilizing the overdraft facility sublimit and we had an outstanding balance of approximately $1,000 and available borrowings of approximately $43,000 under our China Credit Facility.

Japan Credit Facility. As of June 30, 2017, we had no outstanding balance and available borrowings of approximately $49,000 under our Japan Credit Facility. At August 9, 2017, we had an outstanding balance of approximately $5,000 and available borrowings of approximately $44,000 under our Japan Credit Facility.

Mortgage. As of June 30, 2017, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of approximately $32,500. The loan will mature and have a balloon payment due on July 1, 2029 of approximately $23,700, in addition to any then-outstanding balance.

At June 30, 2017, we were in compliance with all debt covenants under our borrowing arrangements and we remain in compliance at August 9, 2017.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable", to our condensed consolidated financial statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information about our borrowing arrangements.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended June 30,
	2017	2016	Change
			Amount	%
Net cash used in operating activities	$(7,348)	$(43,334)	$35,986	83.0%
Net cash used in investing activities	(3,835)	(20,114)	16,279	80.9
Net cash (used in) provided by financing activities	(1,026)	22,352	(23,378)	(104.6)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by the level of net income (loss), non-cash adjustments and changes in working capital.

The decrease in net cash used in operating activities during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, was primarily due to: (1) lower net loss compared to the three months ended June 30, 2016, (2) the net impact of changes in bad debt expenses and deferred tax positions, and (3) positive changes in working capital compared to the prior period, primarily for inventory, accounts receivable, trade accounts payable and accrued expenses. The change in cash used for inventory was lower compared to the prior period due to earlier phasing for global wholesale and distributor shipments. The change in accounts receivable levels relates to lower accounts receivable balances and timing differences for collections. The change in accounts payable and accrued expenses relates to changes in timing of payments and an increase in the liability of our foreign currency hedge activities compared to the prior period.

Wholesale accounts receivable turnover decreased to 6.5 times during the trailing twelve months ended June 30, 2017 compared to 6.9 times during the trailing twelve months ended June 30, 2016 due to higher average accounts receivable balances and higher wholesale sales compared to the prior period.

Inventory turnover decreased to 2.2 times during the trailing twelve months ended June 30, 2017 compared to 2.4 times during the trailing twelve months ended June 30, 2016 due to the impact of higher average inventory levels and lower cost of sales.

Investing Activities. The decrease in net cash used in investing activities during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, was primarily due to lower capital expenditures for the business transformation project implementation and lower build-out costs of new retail stores and lower costs for purchases of computer hardware and equipment, as well as the purchase of land adjacent to our corporate headquarters campus during the three months ended June 30, 2016.

At June 30, 2017, we had approximately $2,590 of material commitments for future capital expenditures, primarily related to information technology upgrades for Japan E-commerce and tenant improvements for global retail store space and facilities. We estimate that the remaining capital expenditures for fiscal year 2018 will range from approximately $43,000 to $45,000. We anticipate these expenditures will primarily relate to the build-out of our DTC business and global facilities, build-out of our expanded distribution facility, and purchases for IT infrastructure and system improvements. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of store openings and facility build-out, as well as unforeseen needs to replace existing assets and the timing of other expenditures.

Financing Activities. During the three months ended June 30, 2017, net cash used in financing activities was comprised primarily of cash paid for shares withheld for taxes.

During the three months ended June 30, 2016, net cash provided by financing activities was comprised primarily of net borrowings and repayments of short-term borrowings, partially offset by cash paid for the final contingent consideration payment related to our Sanuk brand acquisition.

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately-negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. During the three months ended June 30, 2017, we made no stock repurchases under this program. At June 30, 2017, the remaining approved amount under the January 2015 stock repurchase program was approximately $65,294.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Refer to Note 7, "Commitments and Contingencies", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure related to purchases, operating leases and other contractual obligations and commitments.

Critical Accounting Policies and Estimates

There have been no material changes to our reported critical accounting policies since those reported in our 2017 Annual Report. Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes thereto, based upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. While there had been significant changes in the price of sheepskin in the years leading up to 2013, the price of sheepskin has recently stabilized. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our condensed consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

Foreign Currency Exchange Rate Risk. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency exchange rate risk from existing assets and liabilities. Other than changes in the amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. There has been recent increased volatility with respect to the exchange rates between US dollars and both British Pounds and Euros. This increased volatility may be due in part to tax, importation and other policies being contemplated by the US government, the withdrawal by the UK from the European Union (commonly referred to as Brexit), the recent elections in the UK, Netherlands and France, and the upcoming election in Germany in September 2017. We do not know whether this level of volatility will continue or increase in the near or long term. At August 9, 2017, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

As of June 30, 2017, the notional amount of foreign currency exchange rate forward contracts was $155,444 and the fair values of these financial instruments of $204 and $5,999 were recorded in other current assets and other current liabilities, respectively, in the condensed consolidated balance sheets. As of June 30, 2017, a hypothetical 10.0% foreign currency exchange rate fluctuation would cause the fair value of our financial instruments to increase or decrease by approximately $13,500. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effect such hypothetical changes may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. Subsequent to June 30, 2017, we entered into Non-Designated Derivative Contracts with notional amounts totaling $17,077, which are expected to mature over the next nine months, and no Designated Derivative Contracts. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging", to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on and definitions for our foreign currency exchange rate forward contracts.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. Our foreign currency exchange rate risk is generated primarily from our European and Asian operations. Approximately $49,200, or 23.5%, and $43,000, or 24.9%, of our total net sales during the three months ended June 30, 2017 and 2016, respectively, were denominated in foreign currencies. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US-dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US-dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currencies are their designated functional currencies, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates as of the end of the reporting period, which results in financial statement translation gains and losses recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate, the federal funds effective rate, and the London Interbank Offered Rate (LIBOR). Our Domestic Credit Facility,

at our election, provides for interest on outstanding borrowings at interest rates tied to adjusted LIBOR or the Alternative Base Rate (ABR), and is variable based on our total adjusted leverage ratio each quarter. The ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. As of June 30, 2017, the effective LIBOR and ABR rates were 2.72% and 4.75%, respectively. Our China Credit Facility provides for interest on outstanding borrowings at the People’s Bank of China market rate, which was 4.35% as of June 30, 2017. Our Japan Credit Facility provides for interest on outstanding borrowings at an interest rate based on the Tokyo Interbank Offered Rate for three months plus 0.40%, and the total interest rate was 0.46% as of June 30, 2017. A hypothetical 1.0% increase in interest rates under each of the three revolving credit facility agreements would not result in any aggregate increase to interest expense during the three months ended June 30, 2017, as there was no outstanding balance during the period. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable", to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, Exchange Act)) which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our Principal Executive Officer and our Principal Financial and Accounting Officer required by Rule 13a-14(a) of the Exchange Act are filed as Exhibits 31.1, 31.2 and 32 to this Quarterly Report on Form 10-Q. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References within Part II, Items 1, 1A, 2 and 6, to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

Unless otherwise specifically indicated, all amounts in Items 1, 1A, 2 and 6 herein are expressed in thousands, except for share data.

Item 1. Legal Proceedings

As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement and trademark dilution, under applicable laws. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that our UGG® (UGG) brand trademark registrations and design patents are invalid or unenforceable. We also are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the United States District Court for the Northern District of Illinois Eastern Division against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin and declaratory judgment that certain of our US design patents are invalid and unenforceable. The counterclaims seek declaratory judgment, an injunction, cancellation of certain of our US trademark registrations, compensatory damages, attorneys' fees and other relief. We believe the counterclaims are without merit and intend to defend the counterclaims vigorously. While we believe there is no legal basis for liability, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business. Further, due to uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time. There has been no material change in the status of the above matter since that reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on May 30, 2017 (2017 Annual Report).

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or our financial condition.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our 2017 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Since inception through June 30, 2017, we have repurchased approximately 2,020,000 shares under the program for approximately $134,706, or an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,294. During the three months ended June 30, 2017, we made no stock repurchases under this program.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*#10.1	Form of Stock Unit Award Agreement under 2015 Stock Incentive Plan (FY 2018 Time-Based Annual RSU Agreement)
*#10.2	Form of Stock Unit Award Agreement under 2015 Stock Incentive Plan (FY 2018 Performance-Based Annual PSU Agreement)
*#10.3	Form of FY 2018 Long-Term Performance Stock Option Agreement under 2015 Stock Incentive Plan
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 9, 2017