Form 10-Q
period 2017-09-30
DECKERS OUTDOOR CORP
filed 2017-11-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2017

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

As of the close of business on November 3, 2017, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 31,961,417.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2017

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) on November 9, 2017 (Quarterly Report on Form 10-Q), and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should”, “will”, or “would”, and similar expressions or the negative of these expressions. Specifically, this Quarterly Report on Form 10-Q, and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to, among other things:

•
the results of and costs associated with our Savings Plan (as defined herein) and ongoing restructuring plan, including our brand realignment, retail store fleet optimization and office consolidations;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to new brands and products;

•	the purchasing behavior and buying patterns of retail consumers;

•	the impact of seasonality and weather on our results of operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	purchasing behavior of wholesale customers, including timing of orders and management of inventory;

•	trends affecting our financial condition and results, capital expenditures, liquidity or cash flows;

•	expectations for expansion of Direct-to-Consumer capabilities, primarily in our E-Commerce business;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage and availability and cost of raw materials;

•	the value of goodwill and other intangible assets, and future write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	potential impacts of our ongoing operational systems upgrades and costs associated with our business transformation project implementation;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors", and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. You should read this Quarterly Report on Form 10-Q, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	September 30, 2017	March 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$230,586	$291,764
Trade accounts receivable, net of allowances ($37,802 and $32,354 as of September 30, 2017 and March 31, 2017, respectively)	306,573	158,643
Inventories, net of reserves ($9,656 and $7,638 as of September 30, 2017 and March 31, 2017, respectively)	555,560	298,851
Prepaid expenses	19,102	15,996
Other current assets	28,914	30,781
Income tax receivable	12,176	24,786
Total current assets	1,152,911	820,821
Property and equipment, net of accumulated depreciation ($200,591 and $190,758 as of September 30, 2017 and March 31, 2017, respectively)	216,980	225,531
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($59,072 and $54,361 as of September 30, 2017 and March 31, 2017, respectively)	61,679	65,138
Deferred tax assets	52,470	44,708
Other assets	22,258	21,592
Total assets	$1,520,288	$1,191,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$133,474	$549
Trade accounts payable	244,846	95,893
Accrued payroll	31,529	22,608
Other accrued expenses	33,796	31,816
Income taxes payable	18,105	2,719
Value added tax payable	12,297	5,466
Total current liabilities	474,047	159,051

Long-term liabilities:
Mortgage payable	31,803	32,082
Income tax liability	8,059	13,216
Deferred rent obligations	22,259	18,433
Other long-term liabilities	15,294	14,743
Total long-term liabilities	77,415	78,474

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,037 and 31,987 as of September 30, 2017 and March 31, 2017, respectively)	320	320
Additional paid-in capital	166,730	160,797
Retained earnings	828,392	819,589
Accumulated other comprehensive loss	(26,616)	(26,451)
Total stockholders' equity	968,826	954,255
Total liabilities and stockholders' equity	$1,520,288	$1,191,780

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$482,460	$485,944	$692,177	$660,337
Cost of sales	257,343	269,519	376,435	367,660
Gross profit	225,117	216,425	315,742	292,677
Selling, general and administrative expenses	157,762	162,402	304,643	316,973
Income (loss) from operations	67,355	54,023	11,099	(24,296)
Other expense (income), net:
Interest income	(509)	(103)	(961)	(307)
Interest expense	1,531	1,943	2,538	3,378
Other expense (income), net	12	(289)	(212)	(958)
Total other expense, net	1,034	1,551	1,365	2,113
Income (loss) before income taxes	66,321	52,472	9,734	(26,409)
Income tax expense (benefit)	16,762	13,167	2,296	(6,796)
Net income (loss)	49,559	39,305	7,438	(19,613)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on foreign currency exchange rate hedges	(911)	(890)	(4,683)	2,019
Foreign currency translation adjustment	2,968	(856)	4,518	2,843
Total other comprehensive income (loss)	2,057	(1,746)	(165)	4,862
Comprehensive income (loss)	$51,616	$37,559	$7,273	$(14,751)

Net income (loss) per share:
Basic	$1.55	$1.23	$0.23	$(0.61)
Diluted	$1.54	$1.21	$0.23	$(0.61)
Weighted-average common shares outstanding:
Basic	32,015	32,057	32,003	32,041
Diluted	32,272	32,422	32,256	32,041

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,438	$(19,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	24,453	25,885
Provision for doubtful accounts	4,678	610
Deferred tax benefit	(3,449)	(2,147)
Stock-based compensation	6,866	4,661
Excess tax benefits from stock compensation	76	1,084
Loss on sale of assets	273	534
Impairment of long-lived assets	393	—
Restructuring charges	1,518	2,632
Changes in operating assets and liabilities:
Trade accounts receivable, net	(152,607)	(140,615)
Inventories, net	(256,709)	(278,117)
Prepaid expenses and other current assets	(2,096)	(10,090)
Income tax receivable	16,999	6,665
Other assets	(667)	858
Trade accounts payable	148,894	102,324
Accrued expenses	11,132	21,845
Income taxes payable	5,208	(2,678)
Long-term liabilities	4,810	(2,370)
Net cash used in operating activities	(182,790)	(288,532)
Cash flows from investing activities:
Purchases of property and equipment, net	(10,151)	(31,626)
Net cash used in investing activities	(10,151)	(31,626)
Cash flows from financing activities:
Proceeds from short-term borrowings	156,751	302,801
Repayments of short-term borrowings	(24,000)	(91,900)
Proceeds from issuance of stock under the employee stock purchase plan	353	412
Cash paid for shares withheld for taxes	(1,871)	(4,037)
Contingent consideration paid	—	(19,784)
Repayment of mortgage principal	(265)	(252)
Net cash provided by financing activities	130,968	187,240

Effect of foreign currency exchange rates on cash	795	(2,991)
Net change in cash and cash equivalents	(61,178)	(135,909)
Cash and cash equivalents at beginning of period	291,764	245,956
Cash and cash equivalents at end of period	$230,586	$110,047

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Six Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes refunded, net of payments ($4,111 and $6,592 as of September 30, 2017 and 2016, respectively)	$(14,397)	$(9,407)
Interest	1,607	2,289
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	2,757	1,875
Accrued for asset retirement obligations	540	517

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Note 1. General

The Company and Basis of Presentation

Deckers Outdoor Corporation, together with its consolidated subsidiaries (the Company), is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. As part of its Omni-Channel platform, the Company's brands are aligned across its Fashion Lifestyle group, including the UGG® (UGG) and Koolaburra® by UGG (Koolaburra) brands, and Performance Lifestyle group, including the Teva® (Teva), Sanuk® (Sanuk) and Hoka One One® (Hoka) brands.

The Company sells its products through quality domestic and international retailers, international distributors, and directly to its end-user consumers both domestically and internationally through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E-Commerce websites. Independent third party contractors manufacture all of the Company's products.

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations for each of the UGG brand, Teva brand, Sanuk brand and other brands, as well as DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands.

The Company's business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring during the quarters ending March 31st and June 30th of each year. Net sales of other brands do not have significant seasonal impact on the Company.

The unaudited condensed consolidated financial statements and the accompanying notes thereto (referred to herein as the condensed consolidated financial statements) as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and pursuant to Rule 10-01 Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and the accompanying notes thereto. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries considered necessary for a fair presentation of the results of interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 30, 2017 (2017 Annual Report).

All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made for all prior periods presented, including the three and six months ended September 30, 2017 and 2016, to conform to the current period presentation.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for defined periods and share or per share data.

Use of Estimates

The preparation of the Company's condensed consolidated financial statements is done in accordance with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, sales returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities and receivables, uncertain tax positions, the fair

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

value of financial instruments and other assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available to management as of the date of the condensed consolidated financial statements, and actual results could differ materially from the results assumed or implied based upon these estimates.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The Company adopted this ASU on April 1, 2017 on a prospective basis and the Company changed its accounting policy for certain aspects of share-based payment awards to employees, including the accounting for income taxes and statutory tax withholding requirements, as well as classification of cash flows. Beginning April 1, 2017, the adoption of this ASU had the following impact on the condensed consolidated financial statements and related disclosures:

•
The calculation of diluted weighted-average shares outstanding no longer includes excess tax benefits as assumed proceeds, which did not have a material impact on the Company’s calculation of diluted earnings per share.

•
Excess tax benefits and deficiencies were recorded as income tax benefits or expenses in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2017, rather than to additional paid-in capital in the condensed consolidated balance sheets for settlements of share-based payment awards occurring on or after April 1, 2017. The Company's income tax benefit or expense will continue to be impacted by fluctuations in the stock price between grant and vesting dates of its share-based payment awards.

•
A cumulative adjustment to retained earnings and non-current deferred tax assets for unrecognized excess tax benefits of $1,365 was recognized on April 1, 2017 in the condensed consolidated balance sheet as of September 30, 2017.

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

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance under US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies two components of ASU No. 2014-09: (1) identifying performance obligations and (2) licensing implementation guidance. In May 2016,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which is intended to improve the operability and understandability of the implementation guidance by providing clarifications and practical expedients. The Company is currently evaluating its business and contracts to determine any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements and the Company elected the cumulative effect transition method. However, the adoption of this ASU will result in expanded disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous US GAAP. A lessee should recognize a liability in the balance sheet to make lease payments (the lease liability) at fair value and an offsetting "right-of-use" asset representing its right to use the underlying asset for the lease term. This ASU requires a modified retrospective transition method for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019. The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures, and currently expects an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease commitments that are currently classified as operating leases, such as retail stores, showrooms, and distribution facilities, as well as expanded disclosures on existing and new lease commitments. The recognition of lease expenses is not expected to materially change from the current methodology. The Company has developed an implementation team to evaluate its business operations and related contracts and determine any necessary changes to accounting policies, processes or systems in order to adopt this ASU.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018, with early adoption permitted. The guidance should be applied retrospectively, requiring adjustment to all comparative periods presented, unless it is impractical to do so, in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company is evaluating the effect the adoption of this ASU will have on its consolidated financial statements and related disclosures and currently does not expect adoption to have a material impact.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach, with early adoption permitted. The Company is evaluating its business policies and processes around intra-entity transfers of assets other than inventory to determine the effect the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. In computing the implied fair value of goodwill under current step two guidance, an entity previously had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following the procedure required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under this ASU, an entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2020, with early adoption permitted on or after January 1, 2017. The Company is evaluating the timing and effect that adoption of this ASU will have on its consolidated financial statements and related disclosures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which updates the guidance for changes to the terms or conditions of a share-based payment award which would require the Company to apply modification accounting for share-based payment awards unless all of the following conditions are met: (1) the fair value, (2) vesting conditions, and (3) classification of the modified awards are the same as the fair value, vesting conditions, or classification of the original award immediately before the original award is modified. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures, and currently does not expect adoption to have a material impact.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting guidance to better align an entity's risk management activities and financial reporting for hedge relationships through changes to both the designation and measurement accounting guidance for qualifying hedge relationships. Amendments include changes to align the financial statement presentation of the effects of the hedging instrument and the hedged item in the consolidated financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Note 2. Restructuring

In connection with the Company's restructuring plan beginning in the fourth quarter of fiscal year 2016, the Company closed 26 retail stores as of September 30, 2017, and consolidated its brand operations and corporate headquarters. In connection with these restructuring efforts, the Company has incurred total restructuring charges of $55,308 through September 30, 2017. No restructuring charges were incurred during the three months ended September 30, 2017. During the six months ended September 30, 2017, the Company incurred $1,518 of restructuring charges. Of the total amount, $5,850 remained accrued as of September 30, 2017, with $1,638 in short-term liabilities and $4,212 in long-term liabilities.

The remaining accrued liability for restructuring charges as of September 30, 2017 is as follows:

	Lease termination costs	Severance costs	Termination of various contracts and other services	Total
Balance as of March 31, 2017	$4,572	$2,555	$3,953	$11,080
Additional charges	—	—	1,518	1,518
Paid in cash	(649)	(2,295)	(3,804)	(6,748)
Balance as of September 30, 2017	$3,923	$260	$1,667	$5,850

The following table summarizes restructuring charges by reportable operating segment and unallocated charges:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
UGG brand wholesale	$—	$513	$—	$574
Direct-to-Consumer	—	160	—	1,395
Unallocated overhead costs	—	227	1,518	663
Total restructuring charges	$—	$900	$1,518	$2,632

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

It is anticipated that the Company may incur restructuring charges in future periods which are generally expected to be similar in nature to those incurred in prior periods and which are expected to relate to the closing of the Company's retail stores or the conversion of its stores to partner retail stores.

Note 3. Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are as follows:

	September 30, 2017	March 31, 2017
Goodwill:
UGG brand	$6,101	$6,101
Other brands	7,889	7,889
Total Goodwill	13,990	13,990
Other Intangible Assets:
Indefinite-lived Intangible Assets
Trademarks	15,454	15,454
Definite-lived Intangible Assets
Trademarks	55,245	55,245
Other	50,052	48,800
Total gross carrying amount	105,297	104,045
Accumulated amortization	(59,072)	(54,361)
Net Definite-lived Intangible Assets	46,225	49,684
Total Other Intangible Assets	61,679	65,138
Total Goodwill and Other Intangible Assets	$75,669	$79,128

Aggregate amortization expense for amortizable intangible assets during the six months ended September 30, 2017 was $3,866 compared to $4,135 during the six months ended September 30, 2016. A reconciliation of charges incurred in the condensed consolidated statements of comprehensive income (loss) relevant to the Company's other intangible assets during the six months ended September 30, 2017 is as follows:

Balance as of March 31, 2017	$65,138
Amortization expense	(3,866)
Foreign currency exchange rate fluctuations	407
Balance as of September 30, 2017	$61,679

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of September 30, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,984	$6,984	$—	$—
Non-qualified deferred compensation liability	(4,128)	(4,128)	—	—
Designated Derivative Contracts liability	(5,583)	—	(5,583)	—
Non-Designated Derivative Contracts asset	509	—	509	—
Non-Designated Derivative Contracts liability	(3,177)	—	(3,177)	—

	Fair Value as of March 31, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,662	$6,662	$—	$—
Non-qualified deferred compensation liability	(4,140)	(4,140)	—	—
Designated Derivative Contracts asset	1,365	—	1,365	—

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging" for more information about these derivative instruments.

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution is determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. During the six months ended September 30, 2017 and fiscal year ended March 31, 2017, no payments were made under this program. Deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies.

The non-qualified deferred compensation asset of $6,984 is recorded in other assets in the condensed consolidated balance sheets. The non-qualified deferred compensation liability of $4,128 is recorded in the condensed consolidated balance sheets as of September 30, 2017, with $639 recorded in other accrued expenses and $3,489 in other long-term liabilities.

Note 5. Income Taxes

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company had $12,872 of net unrecognized tax benefits and associated interest and penalties as of September 30, 2017 in the condensed consolidated balance sheets. It is reasonably possible that $3,053 of net unrecognized tax benefits will be settled within the next 12 months.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Refer to the section entitled "Recent Accounting Pronouncements" under Note 1, "General", for more information regarding recording previously unrecognized excess tax benefits for share-based awards as a cumulative adjustment to retained earnings in response to the adoption of ASU No. 2016-09.

Note 6. Revolving Credit Facilities and Mortgage Payable

Domestic Credit Facility

In November 2014, the Company amended its revolving credit facility agreement with JPMorgan Chase Bank, National Association as the administrative agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto (as amended, the Second Amended and Restated Credit Agreement, or the Domestic Credit Facility). The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility which matures on November 13, 2019.

At the Company's election, interest under the Domestic Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternative Base Rate (ABR), and is variable based on the Company's total adjusted leverage ratio each quarter. As of September 30, 2017, the adjusted LIBOR and ABR rates were 2.48% and 4.50%, respectively.

During the six months ended September 30, 2017, the Company made borrowings of $127,000 and repayments of $24,000 under the Domestic Credit Facility. As of September 30, 2017, the Company had an outstanding balance of $103,000 under the Domestic Credit Facility. As a result, the available borrowings under the Domestic Credit Facility as of September 30, 2017 were $296,451, including outstanding letters of credit of $549.

Subsequent to September 30, 2017, the Company borrowed $58,000 and made repayments of $5,000 under the Domestic Credit Facility. At November 9, 2017, the Company had an outstanding balance of $156,000 and available borrowings of $243,451 under the Domestic Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $45,054, and to remove the sublimit of CNY 50,000, or $7,509, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $15,018.

The China Credit Facility is payable on demand and subject to annual review and renewal. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%. As of September 30, 2017 the total effective interest rate was 5.0%.

During the six months ended September 30, 2017, the Company borrowed $21,027 and made no repayments under the China Credit Facility. As of September 30, 2017, the Company had an outstanding balance of $21,027 and available borrowings of $24,027 under the China Credit Facility.

Subsequent to September 30, 2017, the Company made no borrowings or repayments. At November 9, 2017, the Company had an outstanding balance of $21,027 and available borrowings of $24,027 under the China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $48,864, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2018. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of September 30, 2017, TIBOR was 0.03% and the total effective interest rate was 0.43%.

During the six months ended September 30, 2017, the Company made borrowings of $8,884 and no repayments under the Japan Credit Facility. As of September 30, 2017, the Company had an outstanding balance of $8,884 under the Japan Credit Facility and available borrowings of $39,980.

Subsequent to September 30, 2017, the Company made no borrowings but did make repayments of $2,664. At November 9, 2017, the Company had an outstanding balance of $6,220 and available borrowings of $42,644 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of September 30, 2017, the outstanding principal balance under the mortgage was $32,366, which includes $563 in short-term borrowings and $31,803 in mortgage payable in the condensed consolidated balance sheets.

As of September 30, 2017, the Company was in compliance with all debt covenants under its borrowing arrangements and remains in compliance at November 9, 2017.

Note 7. Commitments and Contingencies

Operating Lease Commitments

In June 2017, the Company entered into an addendum to the original lease agreement relating to its warehouse and distribution center located in Moreno Valley, California. Pursuant to the addendum, the Company exercised its option to lease additional square footage and extended the expiration date of the lease to June 2028. The total future minimum lease commitment through the expiration date as a result of the option being exercised is approximately $77,200. Except as noted above, during the six months ended September 30, 2017, there were no material changes to operating lease commitments other than those that occurred in the ordinary course of business.

Purchase Obligations

Product and Sheepskin

During the six months ended September 30, 2017, there were no material changes to purchase obligations for product, sheepskin and various other service and promotional agreements, other than those that occurred in the ordinary course of business.
Other

The Company had approximately $16,100 of material commitments for future capital expenditures as of September 30, 2017, which primarily related to the build-out and expansion of the warehouse and distribution center located in Moreno Valley, California. Except as noted above, during the six months ended September 30, 2017, there were no material changes to commitments for capital expenditures, other than those that occurred in the ordinary course of business.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
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

Note 8. Stockholders' Equity

Equity Incentive Plans

From time to time, the Company awards various types of stock-based compensation under the 2006 Plan and 2015 SIP (as defined in the 2017 Annual Report), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights (SARs) and non-qualified stock options (NQSOs). These awards may be issued to eligible employees and other plan participants, including the Company's executive officers.

Annual Awards

During fiscal year 2018, the Company elected to grant Annual RSUs and Annual PSUs to key employees, including certain executive officers of the Company. These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, once the performance criteria has been met, vest in equal installments over three years thereafter. The Annual RSUs are subject only to time-based vesting criteria and vest in equal installments over three years following the date of grant. During the three months ended September 30, 2017, the Company granted no Annual PSUs and 7,683 Annual RSUs at a weighted-average grant date fair value of $63.80 per share. During the six months ended September 30, 2017, the Company granted 54,090 Annual PSUs at a weighted-average grant date fair value of $68.44 per share and 131,520 Annual RSUs at a weighted-average grant date fair value of $67.60 per share. At September 30, 2017, the Company believes that the achievement of the performance criteria for the fiscal year 2018 Annual PSUs is probable. The Company recorded aggregate stock compensation expense of $2,870 and $4,702 for the fiscal year 2018 Annual RSUs and Annual PSUs during the three and six months ended September 30, 2017, respectively.

As of September 30, 2017, future unrecognized stock compensation expense for all Annual RSUs and Annual PSUs granted to date, excluding estimated forfeitures, is $15,385.

Long-Term Incentive Options (LTIP)

During fiscal year 2017, the Company approved the issuance of LTIP NQSOs under the 2015 SIP to the Company’s executive officers. If the Company achieves the minimum threshold performance criteria and the recipient provides continuous service the LTIP NQSOs will vest in equal installments over three years from the date of grant. Each option grants the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility, as well as dividend yield of the Company’s common stock.

In June 2017, the Company approved the grant of the FY 2018 LTIP NQSOs to the Company's executive officers, which will vest on March 31, 2020 if the recipient provides continuous service through that date and the Company achieves the minimum threshold performance criteria. The fair value of the FY 2018 LTIP NQSOs granted, less estimated forfeitures, was $4,544, with $410 and $489 expensed during the three and six months ended September 30, 2017, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The following table presents the weighted-average valuation assumptions used for the recognition of stock-based compensation expense for the FY 2018 LTIP NQSOs granted:

Expected life (in years)	4.9
Expected volatility	38.73%
Risk free interest rate	1.78%
Dividend yield	—%
Weighted-average exercise price	$69.29
Weighted-average option value	$25.03

As of September 30, 2017, future unrecognized stock compensation expense for all LTIP NQSOs granted to date, excluding estimated forfeitures, was $7,989.

Stock Repurchase Programs

In January 2015, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200,000 of the Company's common stock in the open market or in privately-negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Board of Director's discretion. Since inception through September 30, 2017, the Company has repurchased approximately 2,020,000 shares under this program for approximately $135,000, representing an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,000. During the six months ended September 30, 2017, the Company made no stock repurchases under this program.

Subsequent to September 30, 2017, the Board of Directors authorized a new $335,000 stock repurchase program. Combined with the approximately $65,000 remaining approved amount under the previously approved stock repurchase program, the Company has the authority to repurchase up to a total of approximately $400,000 of the Company's common stock.

Retained Earnings

The following is a reconciliation of the Company's retained earnings as of September 30, 2017:

Balance as of March 31, 2017	$819,589
Net income	7,438
Cumulative unrecognized excess tax benefit*	1,365
Balance as of September 30, 2017	$828,392

*Refer to the section entitled "Recent Accounting Pronouncements" under Note 1, "General", for more information regarding recording previously unrecognized excess tax benefits for share-based awards as a cumulative adjustment to retained earnings in response to the adoption of ASU No. 2016-09.

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
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

The Company may also enter into foreign currency exchange rate contracts that are not designated as hedging instruments (Non-Designated Derivative Contracts), and these contracts are generally entered into to offset the anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive income (loss) (AOCI) within stockholders' equity, and are recognized in earnings in the condensed consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding third-party sales occur.

As of September 30, 2017, the Company had total notional value of $165,504 for foreign currency exchange rate forward contracts, which included the following:

	Designated Derivative Contracts	Non-Designated Derivative Contracts
Notional amount	$88,815	$76,689
Fair value recorded in other current assets	—	509
Fair value recorded in other current liabilities	(5,583)	(3,177)

As of September 30, 2017, the Company had Designated Derivative Contracts with four counterparties and Non-Designated Derivative Contracts with six counterparties. As of September 30, 2017, the Company had Designated Derivative and Non-Designated Contracts with various maturity dates within the next three to six months. During the three months ended September 30, 2017, the Company settled Designated Derivative Contracts with total notional amounts of approximately $32,810.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments. During the three and six months ended September 30, 2017, the designated hedges remained effective. The effective portion of the gain or loss on the derivative instrument is recognized in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2017, the amount of unrealized losses on foreign currency exchange rate hedges recognized in AOCI (see Note 10, "Accumulated Other Comprehensive Loss", for additional information) is expected to be reclassified into income within the next nine months.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended September 30,
	2017	2016
Amount of (loss) gain recognized in other comprehensive income (loss) on derivative instruments (effective portion)	$(3,900)	$439
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)	$(2,283)	$1,851
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$439	$163

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

	Six Months Ended September 30,
	2017	2016
Amount of (loss) gain recognized in other comprehensive income (loss) on derivative instruments (effective portion)	$(9,790)	$4,903
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)	$(2,283)	$1,676
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$772	$355

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended September 30,
	2017	2016
Location of amount recognized in income on derivative instruments	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of loss recognized in income on derivative instruments	$(1,065)	$(290)

	Six Months Ended September 30,
	2017	2016
Location of amount recognized in income on derivative instruments	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of loss recognized in income on derivative instruments	$(2,668)	$(881)

The Company entered into Non-Designated Derivative Contracts with notional amounts totaling $3,112, which are expected to mature over the next four months and no Designated Derivative Contracts were entered into subsequent to September 30, 2017. All hedging contracts at November 9, 2017 were held by a total of six counterparties.

Note 10. Accumulated Other Comprehensive Loss

The components within accumulated other comprehensive loss is as follows:

	September 30, 2017	March 31, 2017
Unrealized (loss) gain on foreign currency exchange rate hedges, net of tax	$(3,827)	$856
Cumulative foreign currency translation adjustment	(22,789)	(27,307)
Accumulated other comprehensive loss	$(26,616)	$(26,451)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Note 11. Net Income (Loss) per Share

Basic net income per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock. The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Weighted-average shares used in basic computation	32,015,000	32,057,000	32,003,000	32,041,000
Dilutive effect of stock-based awards and options	257,000	365,000	253,000	—
Weighted-average shares used for diluted computation	32,272,000	32,422,000	32,256,000	32,041,000

Excluded*:
Annual RSUs and Annual PSUs	92,000	131,000	132,000	420,000
SARs	—	90,000	—	480,000
LTIP PSUs	269,000	396,000	269,000	396,000
LTIP NQSOs	397,000	—	397,000	—
Deferred non-employee director restricted stock awards	3,000	—	3,000	10,000
Employee Stock Purchase Plan	—	—	—	9,000

*The stock-based awards and options excluded from the dilutive effect were excluded either because the shares were anti-dilutive or because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the three and six months ended September 30, 2017 and 2016. The number of shares reflected for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stockholders' Equity", for more information on the nature of these awards.

Note 12. Reportable Operating Segments

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations for each of the UGG brand, Teva brand, Sanuk brand and other brands, as well as DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands.

The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, costs for research and development, design, sales and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each reportable operating segment. The unallocated corporate overhead costs include: un-allocable costs associated with the distribution centers, certain executive and stock-based compensation expenses, accounting, finance and legal costs, information technology costs, human resources costs, and facilities costs, among others.

During calendar year 2017, the Company began to leverage elements, including particular styles, of the Ahnu® (Ahnu) brand under the Teva brand. Effective April 1, 2017, operations for the Ahnu brand have been discontinued and all styles are sold under the Teva brand and are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the comparative prior period.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Reportable operating segment information with reconciliation to the condensed consolidated statements of comprehensive income (loss) is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales to external customers:
UGG brand wholesale	$322,050	$337,852	$385,323	$383,753
Teva brand wholesale	16,494	12,246	48,617	41,771
Sanuk brand wholesale	12,087	15,030	34,307	37,333
Other brands wholesale	40,521	34,830	67,486	53,241
Direct-to-Consumer	91,308	85,986	156,444	144,239
	$482,460	$485,944	$692,177	$660,337
Income (loss) from operations:
UGG brand wholesale	$117,218	$112,510	$116,197	$102,298
Teva brand wholesale	1,916	(2,121)	6,859	(259)
Sanuk brand wholesale	1,228	(211)	5,645	3,970
Other brands wholesale	8,043	2,362	9,069	732
Direct-to-Consumer	(3,403)	(6,092)	(15,505)	(25,511)
Unallocated overhead costs	(57,647)	(52,425)	(111,166)	(105,526)
	$67,355	$54,023	$11,099	$(24,296)

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

Assets allocable to each reportable operating segment with reconciliation to the condensed consolidated balance sheets are as follows:

	September 30, 2017	March 31, 2017
Total assets from reportable operating segments:
UGG brand wholesale	$712,746	$259,444
Teva brand wholesale	49,411	82,505
Sanuk brand wholesale	59,583	80,102
Other brands wholesale	70,413	70,607
Direct-to-Consumer	118,834	113,400
	$1,010,987	$606,058

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

Reconciliations of total assets from reportable operating segments to the condensed consolidated balance sheets are as follows:

	September 30, 2017	March 31, 2017
Total assets from reportable operating segments	$1,010,987	$606,058
Unallocated cash and cash equivalents	230,586	291,764
Unallocated deferred tax assets	52,470	44,708
Other unallocated corporate assets	226,245	249,250
Consolidated total assets	$1,520,288	$1,191,780

Note 13. Concentration of Business, Significant Customers and Credit Risk

Concentration of Business

Customers

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $160,200, or 33.2%, and $137,000, or 28.2%, of total net sales were denominated in foreign currencies during the three months ended September 30, 2017 and 2016, respectively. Approximately $209,400, or 30.3%, and $181,000, or 27.3%, of total net sales were denominated in foreign currencies during the six months ended September 30, 2017 and 2016, respectively. International sales were 37.3% and 35.7% of the Company's total net sales during the three months ended September 30, 2017 and 2016, respectively, compared to 38.8% and 36.1% during the six months ended September 30, 2017 and 2016, respectively. During the three and six months ended September 30, 2017 and 2016, no single foreign country comprised more than 10% of the Company's total net sales.

Suppliers

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

Property and equipment, net

Property and equipment, net, in the US and all other countries combined were as follows:

	September 30, 2017	March 31, 2017
US	$198,287	$206,077
All other countries*	18,693	19,454
Total	$216,980	$225,531

*No other country's property and equipment, net, comprised more than 10% of the Company's total property and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2017 and 2016
(amounts in thousands, except per share or share data)

equipment, net, as of September 30, 2017 and March 31, 2017.

Significant Customers

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based upon these evaluations. There was one customer that accounted for 10% or more of the Company's net sales during the three and six months ended September 30, 2017 compared to no customers that accounted for more than 10% of the Company's net sales during the three and six months ended September 30, 2016. At September 30, 2017, the Company had two customers representing 11.9% and 10.4% of trade accounts receivable, net, respectively. At March 31, 2017, the Company had one customer representing 11.2% of trade accounts receivable, net.

Credit Risk

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

The remainder of the Company's cash equivalents is invested in interest-bearing funds managed by third-party investment management institutions. These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, and market and interest rate risks. As of September 30, 2017, the Company has experienced no significant loss on its money market funds or lack of access to cash in its operating accounts.

The Company's cash and cash equivalents are as follows:

	September 30, 2017	March 31, 2017
Money market fund accounts	$166,866	$198,992
Cash	63,720	92,772
Total cash and cash equivalents	$230,586	$291,764

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A and “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

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

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan, which includes brand realignment, a retail store fleet optimization and office consolidations. In general, this restructuring plan is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration.

As part of this restructuring plan, and in furtherance of our Omni-Channel strategy, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands.

As part of this realignment, during fiscal year 2016, we relocated our Sanuk brand operations in Irvine, California, to our corporate headquarters in Goleta, California, and closed our Ahnu brand operations office in Richmond, California, as well as consolidated our European offices. During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective as of the beginning of fiscal year 2018, operations for the Ahnu brand have been discontinued and all styles are sold under the Teva brand and are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the comparative prior period.

We believe our retail stores remain an important component of our Omni-Channel strategy; however, in light of the recent and continuing changes in the retail environment, we also believe it is prudent to further reduce our global brick and mortar footprint. We expect to continue to reduce our footprint through a combination of store closures and the conversion of owned stores to partner retail stores, and, accordingly, we anticipate generating future cost savings associated with our retail presence. We are continually evolving our retail store strategy to align with our long-term objectives, and we currently believe that the optimal target worldwide retail store count is approximately 125 owned stores. However, this is only an estimate and the actual number of owned stores as of any particular date is subject to uncertainty as a result of numerous factors, including, but not limited to, the actual and projected costs associated with closing or converting stores, the actual and estimated results of operations of each store and our DTC business generally, and continuing changes in consumer buying behaviors and the retail environment.

In connection with our restructuring plan beginning in the fourth quarter of fiscal year 2016, we have incurred total restructuring charges of $55,308 through September 30, 2017. No restructuring charges were incurred during the three months ended September 30, 2017. During the six months ended September 30, 2017, we incurred $1,518 of restructuring charges. Refer to Note 2, "Restructuring", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the remaining accrued liability related to these restructuring charges as of September 30, 2017.

It is anticipated that we may incur restructuring charges in future periods which are generally expected to be similar in nature to those incurred in prior periods and which are expected to relate to the closing of our retail stores or the conversion of our stores to partner retail stores.

Savings Plan. In February 2017, we announced implementation of a significant cost savings plan, which also takes into account certain anticipated reinvestments (Savings Plan). The Savings Plan includes a combination of both cost of sales improvements and selling, general and administrative (SG&A) expense savings. Cost of sales improvements are expected to come from reducing product development cycle times, optimizing material yields, consolidating our factory base and continuing to move product manufacturing outside of China. SG&A expense savings are expected to come from further retail store consolidations, reductions in our corporate infrastructure to account for the smaller number of retail stores, process improvement efficiencies and lower unallocated indirect spend. In May 2017, we determined that the target for the Savings Plan is to drive approximately $100,000 in annual operating profit improvement from fiscal year 2017 to the end of fiscal year 2020.

Strategic Alternatives. Subsequent to September 30, 2017, we announced the completion of our formal review of strategic alternatives for Deckers. Our Board of Directors undertook a thorough process to consider potential interest in an acquisition of Deckers. While our Board of Directors remains open to considering strategic and financial alternatives as part of its ongoing efforts to enhance stockholder value, it is not actively pursuing a sale of Deckers at this time.

Stock Repurchase Program. Subsequent to September 30, 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Combined with the approximately $65,000 remaining approved amount under our previously announced stock repurchase program, we now have the authority to repurchase up to a total of approximately $400,000 of our common stock.

Trends Impacting our Overall Business

Our business, and the industry in which we operate, continues to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales and operating results may continue to be significant.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions. In particular, brick and mortar retail stores are experiencing significant and prolonged decreases in consumer traffic as customers continue to migrate to shopping online. This shift is impacting the performance of both our DTC business and of our wholesale customers.

•
In light of the shift in consumer shopping behavior, we are seeking to optimize our brick and mortar retail footprint. In connection with store closures, we have been impacted by costs to exit lease agreements, employee termination costs, retail store fixed asset impairments and other closure costs. We expect this trend to continue as we further evaluate and optimize our retail fleet.

•
We expect that our E-Commerce business will be a driver of long-term growth, although we expect that the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•
We believe that the continued enhancement of our Omni-Channel capabilities will enable us to increasingly engage existing and prospective consumers in a more connected environment and expose them to our brands. In particular, we are working towards a segmented channel and product distribution approach with the goal of continuing to reduce the number of distribution points within the domestic markets to allow us to elevate distribution among select customers, and enhancing our distribution footprint with the European and Asian markets, including through the use of partner retail stores in China.

•
We believe consumers are buying product closer to the particular wearing occasion (buy now, wear now), which tends to shorten the purchasing windows for weather-dependent product. Not only does this trend impact our DTC business, we believe it is also impacting the purchasing behavior of our large wholesale customers. In particular, these customers appear to be shortening their purchasing windows as a way to address the evolving behavior of retail consumers and to manage their own product inventory.

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

•
Diversification of our UGG product lines, including women's spring and summer, men's, and lifestyle offerings. We believe that the evolution of the UGG brand and our strategy of product diversification will help decrease our reliance on sheepskin and mitigate the impacts of seasonality.

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

Direct-to-Consumer

Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and dependent on one another. We believe that in many cases consumers interact with both our brick and mortar stores and our websites, before making purchase decisions. In addition, we recently introduced UGG Closet, our limited E-Commerce outlet channel offering.

Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At September 30, 2017, we had a total of 163 retail stores worldwide, which includes 96 concept stores and 67 outlet stores. During the six months ended September 30, 2017, we opened one concept store and four outlet stores, closed one concept store and converted one owned outlet store to a partner retail store. Included in the total count of retail stores worldwide are concession stores, which are concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain countries, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of retail stores worldwide. Upon conversion to, or the opening of, partner retail stores, each of these stores become wholly-owned and operated by third parties. Sales made through partner retail stores are included in our UGG brand wholesale reportable operating segment.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to customers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2017, we operate our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report on Form 10-Q we provide certain financial information on a “constant currency basis”, which is in addition to the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe that evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other retailers. As a result, information included in this Quarterly Report on Form 10-Q regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other retailers.

Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US GAAP.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$482,460	100.0%	$485,944	100.0%	$(3,484)	(0.7)%
Cost of sales	257,343	53.3	269,519	55.5	12,176	4.5
Gross profit	225,117	46.7	216,425	44.5	8,692	4.0
Selling, general and administrative expenses	157,762	32.7	162,402	33.4	4,640	2.9
Income from operations	67,355	14.0	54,023	11.1	13,332	24.7
Other expense, net	1,034	0.2	1,551	0.3	517	33.3
Income before income taxes	66,321	13.8	52,472	10.8	13,849	26.4
Income tax expense	16,762	3.5	13,167	2.7	(3,595)	(27.3)
Net income	$49,559	10.3%	$39,305	8.1%	$10,254	26.1%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$302,677	$312,261	$(9,584)	(3.1)%
International	179,783	173,683	6,100	3.5
Total	$482,460	$485,944	$(3,484)	(0.7)%

Net sales by brand and channel:
UGG brand:
Wholesale	$322,050	$337,852	$(15,802)	(4.7)%
Direct-to-Consumer	78,317	74,314	4,003	5.4
Total	400,367	412,166	(11,799)	(2.9)
Teva brand:
Wholesale	16,494	12,246	4,248	34.7
Direct-to-Consumer	4,933	4,914	19	0.4
Total	21,427	17,160	4,267	24.9
Sanuk brand:
Wholesale	12,087	15,030	(2,943)	(19.6)
Direct-to-Consumer	3,136	3,841	(705)	(18.4)
Total	15,223	18,871	(3,648)	(19.3)
Other brands:
Wholesale	40,521	34,830	5,691	16.3
Direct-to-Consumer	4,922	2,917	2,005	68.7
Total	45,443	37,747	7,696	20.4
Total	$482,460	$485,944	$(3,484)	(0.7)%

Total Wholesale	$391,152	$399,958	$(8,806)	(2.2)%
Total Direct-to-Consumer	91,308	85,986	5,322	6.2
Total	$482,460	$485,944	$(3,484)	(0.7)%

The slight decrease in net sales was largely due to lower domestic UGG brand wholesale sales; mostly offset by higher other brand and Teva wholesale sales, as well as higher UGG and Hoka brand DTC sales. During the three months ended September 30, 2017, we experienced a slight decrease in pairs sold to 7,800 compared to 8,100 during the prior period. On a constant currency basis, net sales decreased 0.3% during the three months ended September 30, 2017 compared to the prior period.

Wholesale net sales of our UGG brand decreased due to a lower volume of pairs sold, partially offset by an increase in the weighted-average selling price per pair (WASPP). The decrease in the volume of pairs sold was approximately $22,000, partially offset by an increase in WASPP of approximately $5,000. The changes in volume of pairs sold and WASPP were mostly attributable to higher prices on fewer domestic closeout sales and higher international sales prices. Further, we experienced $2,000 in additional apparel and home goods sales compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand decreased 4.3% during the three months ended September 30, 2017 compared to the prior period.

Wholesale net sales of our Teva brand increased due to an increase in WASPP of approximately $4,200, which was primarily attributable to higher prices due to changes in product mix as well as fewer domestic closeout sales.

Wholesale net sales of our Sanuk brand decreased due to a lower volume of pairs sold, partially offset by an increase in WASPP. The decrease in the volume of pairs sold was approximately $4,400, primarily due to a reduction of international distribution. The increase in WASPP was approximately $1,700 mostly due to fewer domestic closeout sales.

Wholesale net sales of our other brands increased primarily due to a higher volume of pairs sold, slightly offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $6,000, driven by the growth of the Hoka brand. The decrease in WASPP was approximately $800, primarily attributable to changes in product mix offset by fewer closeout sales.

DTC net sales increased 6.2% compared to the prior period, primarily due to an increase in net sales from our E-Commerce business. The increase in total DTC net sales was largely due to an increase in the volume of pairs sold of approximately $7,400. The increase in volume of pairs sold was offset by a decrease in WASPP of approximately $4,500 due to changes in product mix. In addition, there was an increase in UGG brand apparel and home good sales of approximately $2,500 compared to the prior period. On a constant currency basis, DTC net sales increased 6.8% during the three months ended September 30, 2017 compared to the prior period.

Comparable DTC net sales for the 13 weeks ended October 1, 2017 increased 3.7% on a constant currency basis compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was due to growth in E-Commerce, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 3.5%. International sales represented 37.3% and 35.7% of total net sales for the three months ended September 30, 2017 and 2016, respectively. The increase in international sales was due to higher sales for the Hoka brand in Europe and Asia and for the UGG brand in Europe and Latin America. On a constant currency basis, international sales increased 2.4% during the three months ended September 30, 2017 compared to the prior period.
Gross Profit. Gross margin was 46.7% for the three months ended September 30, 2017 compared to 44.5% for the three months ended September 30, 2016. The increase in gross margin was driven by fewer closeout sales, lower input costs as we execute our supply chain initiatives and a higher mix of DTC sales compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to:

•	decreased commission expenses of approximately $5,600, largely driven by the conversion of sales agent agreements to in-house sales agreements in the prior period;

•	increased payroll costs of approximately $5,100, primarily due to higher costs for the converted sales agents discussed above, as well as increased long-term incentive compensation costs;

•	decreased advertising and promotion and other operating expenses of approximately $5,600, primarily driven by the timing of expenses compared to the prior period;

•	increased bad debt expense of approximately $1,600, primarily attributable to the recent payment history on an unsettled customer account in the current period;

•	decreased other professional and consulting service costs of approximately $900, primarily driven by the timing of expenses compared to the prior period;

•	increased warehouse related expenses of approximately $1,200 due to new North American third party logistic provider costs and higher warehouse costs in Asia in the current period; and

•	decreased depreciation expenses for retail stores and IT-related assets of approximately $600.

Income from Operations. The following table summarizes operating income from operations by reportable operating segment with a reconciliation to the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$117,218	$112,510	$4,708	4.2%
Teva brand wholesale	1,916	(2,121)	4,037	190.3
Sanuk brand wholesale	1,228	(211)	1,439	682.0
Other brands wholesale	8,043	2,362	5,681	240.5
Direct-to-Consumer	(3,403)	(6,092)	2,689	44.1
Unallocated overhead costs	(57,647)	(52,425)	(5,222)	(10.0)
Total	$67,355	$54,023	$13,332	24.7%

The increase in total income from operations primarily resulted from lower sales at higher gross margins, as well as lower overall SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of sales at higher gross margins as well as lower SG&A expenses, driven by lower selling and marketing costs.

The increase in income from operations of Teva brand wholesale was primarily due to sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was primarily due to sales at higher gross margins as well as lower SG&A expenses driven by lower selling and marketing costs.

The increase in income from operations of other brands wholesale was due to higher Hoka brand sales.

The decrease in loss from operations of DTC was primarily due to higher sales in our E-Commerce business and higher gross margins, partially offset by higher SG&A expenses driven by higher selling and marketing costs.

The increase in unallocated overhead costs was due to higher performance-based compensation expense, and higher warehouse and third party logistic provider costs, partially offset by lower professional and consulting services costs, marketing and other operating expenses, primarily driven by cost savings initiatives. The increase in performance-based compensation reflects a non-cash expense driven by management's determination that it was probable that the performance criteria associated with certain compensatory awards would be achieved as compared to the prior period. The increase in warehouse costs compared to the prior period was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated costs based on a determination that the warehouse supports multiple reportable operating segments.

Refer to Note 12, "Reportable Operating Segments", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities during the three months ended September 30, 2017 compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The income tax expense and the effective income tax rates were as follows:

	Three Months Ended September 30,
	2017	2016
Income tax expense	$16,762	$13,167
Effective income tax rate	25.3%	25.1%

The change in the effective tax rate was primarily due to the change in the jurisdictional mix of expected worldwide income before income taxes, driven by the continued impact of changes to our global product sourcing organization and our anticipated foreign income before income taxes.

Foreign income before income taxes was $42,371 and $37,512 and worldwide income before income taxes was $66,321 and $52,472 during the three months ended September 30, 2017 and 2016, respectively. The increase in foreign income before income taxes was primarily due to an increase in foreign sales and the reduction of foreign operating expenses during the three months ended September 30, 2017 compared to the prior period. The decrease in foreign income before income taxes as a percentage of worldwide income before taxes was primarily due to an increase in domestic income before income taxes driven by higher gross margins during the three months ended September 30, 2017 compared to the prior period.

Net Income. Our net income increased primarily due to higher gross margins as well as lower SG&A expenses. Our net income per share increased primarily due to higher net income.

Other Comprehensive Income. Other comprehensive income increased as a result of higher net income and increased foreign currency translation gains driven by changes in European exchange rates during the three months ended September 30, 2017 compared to the prior period.

Results of Operations

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

The following table summarizes our results of operations:

	Six Months Ended September 30,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$692,177	100.0%	$660,337	100.0%	$31,840	4.8%
Cost of sales	376,435	54.4	367,660	55.7	(8,775)	(2.4)
Gross profit	315,742	45.6	292,677	44.3	23,065	7.9
Selling, general and administrative expenses	304,643	44.0	316,973	48.0	12,330	3.9
Income (loss) from operations	11,099	1.6	(24,296)	(3.7)	35,395	145.7
Other expense, net	1,365	0.2	2,113	0.3	748	35.4
Income (loss) before income taxes	9,734	1.4	(26,409)	(4.0)	36,143	136.9
Income tax expense (benefit)	2,296	0.3	(6,796)	(1.0)	(9,092)	(133.8)
Net income (loss)	$7,438	1.1%	$(19,613)	(3.0)%	$27,051	137.9%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Six Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$423,390	$421,769	$1,621	0.4%
International	268,787	238,568	30,219	12.7
Total	$692,177	$660,337	$31,840	4.8%

Net sales by brand and channel:
UGG brand:
Wholesale	$385,323	$383,753	$1,570	0.4%
Direct-to-Consumer	129,776	120,267	9,509	7.9
Total	515,099	504,020	11,079	2.2
Teva brand:
Wholesale	48,617	41,771	6,846	16.4
Direct-to-Consumer	10,472	10,077	395	3.9
Total	59,089	51,848	7,241	14.0
Sanuk brand:
Wholesale	34,307	37,333	(3,026)	(8.1)
Direct-to-Consumer	7,091	8,243	(1,152)	(14.0)
Total	41,398	45,576	(4,178)	(9.2)
Other brands:
Wholesale	67,486	53,241	14,245	26.8
Direct-to-Consumer	9,105	5,652	3,453	61.1
Total	76,591	58,893	17,698	30.1
Total	$692,177	$660,337	$31,840	4.8%

Total Wholesale	$535,733	$516,098	$19,635	3.8%
Total Direct-to-Consumer	156,444	144,239	12,205	8.5
Total	$692,177	$660,337	$31,840	4.8%

The increase in net sales was due to higher UGG, Teva and other brands wholesale and DTC sales, partially offset by lower Sanuk brand wholesale sales. During the six months ended September 30, 2017, we experienced an increase in pairs sold to 13,000 from 12,600 during the prior period. On a constant currency basis, net sales increased 5.5% during the six months ended September 30, 2017 compared to the prior period.

Wholesale net sales of our UGG brand increased due to a higher volume of pairs sold, offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $8,000, mostly attributable to higher international sales. The decrease in WASPP was approximately $9,000, which was primarily attributable to lower domestic sales prices, partially offset by fewer domestic closeout sales. Further, we experienced $2,500 in additional apparel and home goods sales compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand slightly increased 0.8% during the six months ended September 30, 2017 compared to the prior period.

Wholesale net sales of our Teva brand increased due to an increase in WASPP of approximately $6,300, attributable to higher full price sales due to changes in product mix as well as an increase in the volume of pairs sold of approximately $600.

Wholesale net sales of our Sanuk brand decreased due to a lower volume of pairs sold, offset by an increase in WASPP. The decrease in the volume of pairs sold was approximately $5,000, primarily due to a reduction of international distribution. The increase in WASPP was approximately $1,800, which was primarily due to fewer domestic closeout sales.

Wholesale net sales of our other brands increased primarily due to a higher volume of pairs sold, slightly offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $16,900, primarily driven by the growth of the Hoka brand. The decrease in WASPP was approximately $2,300, primarily attributable to changes in product mix.

DTC net sales increased 8.5% compared to the prior period, primarily due to an increase in net sales from our E-Commerce business. The increase in total DTC net sales was largely due to an increase in the volume of pairs sold of approximately $20,000, partially offset by a decrease in WASPP of approximately $11,300. The decrease in WASPP was due to changes in product mix. In addition, there was an increase in UGG brand apparel and home good sales of approximately $3,400 compared to the prior period. On a constant currency basis, DTC net sales increased 9.8% during the six months ended September 30, 2017 compared to the prior period.

Comparable DTC net sales for the 26 weeks ended October 1, 2017 increased 7.8% on a constant currency basis compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was primarily due to growth in E-Commerce, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 12.7%. International sales represented 38.8% and 36.1% of worldwide net sales for the six months ended September 30, 2017 and 2016, respectively. The increase in international sales was due to higher sales for the UGG and Hoka brands in Europe and Asia. On a constant currency basis, international sales increased 12.9% during the six months ended September 30, 2017 compared to the prior period.
Gross Profit. Gross margin was 45.6% for the six months ended September 30, 2017 compared to 44.3% for the six months ended September 30, 2016. The increase in gross margin was driven by fewer closeout sales, lower input costs as we execute our supply chain initiatives and a higher mix of DTC sales, partially offset by a 20 basis point impact from foreign currency fluctuations compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the six months ended September 30, 2017 compared to the six months ended September 30, 2016 was primarily due to:

•	decreased advertising and marketing expenses and other operating expenses of approximately $10,200, primarily driven by more efficient marketing and the timing of expenses compared to prior period;

•	decreased commission expenses of approximately $6,200, largely driven by the conversion of sales agent agreements to in-house sales agreements in the prior period;

•	increased bad debt expense of approximately $4,100, primarily attributable to the recent payment history on an unsettled customer account in the current period;

•	increased payroll costs of approximately $4,100, primarily due to higher costs for the converted sales agents discussed above, as well as increased long-term incentive compensation costs;

•
decreased rent and occupancy expenses of approximately $2,300, primarily due to fewer retail stores and related costs, including restructuring charges for lease termination costs included in the prior period;

•
decreased other operating expenses of approximately $1,900, primarily driven by increased unrealized foreign currency remeasurement gains due to changes in exchange rates for Canadian and European currencies;

•
decreased materials and supplies expenses of approximately $1,400, related to shipping supplies, driven by achieving warehouse operating efficiencies and completing warehouse transitions in the prior period;

•	increased warehouse related expenses of approximately $1,200 due to new North American third party logistic provider costs and higher warehouse costs in Asia in the current period;

•	decreased depreciation expenses for retail stores and IT-related assets of approximately $1,300; and

•	increased professional and consulting service costs of approximately $1,300, including restructuring charges for consulting services.

Income (Loss) from Operations. The following table summarizes operating income (loss) from operations by reportable operating segment with a reconciliation to the condensed consolidated statements of comprehensive income (loss):

	Six Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$116,197	$102,298	$13,899	13.6%
Teva brand wholesale	6,859	(259)	7,118	2,748.3
Sanuk brand wholesale	5,645	3,970	1,675	42.2
Other brands wholesale	9,069	732	8,337	1,138.9
Direct-to-Consumer	(15,505)	(25,511)	10,006	39.2
Unallocated overhead costs	(111,166)	(105,526)	(5,640)	(5.3)
Total	$11,099	$(24,296)	$35,395	145.7%

The increase in total income from operations primarily resulted from higher sales at higher gross margins, as well as lower overall SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of sales at higher gross margins as well as lower SG&A expenses driven by lower selling and marketing costs.

The increase in income from operations of Teva brand wholesale was primarily due to higher sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was primarily due to sales at higher gross margins as well as lower SG&A expenses driven by lower selling and marketing costs.

The increase in income from operations of other brands wholesale was primarily due to higher Hoka brand sales at higher gross margins, offset by higher SG&A expenses driven by higher selling and marketing costs.

The decrease in loss from operations of DTC was primarily due to higher sales in our E-Commerce business and lower overall SG&A expenses, partially offset lower gross margins as well as higher selling and marketing costs.

The increase in unallocated overhead costs was due to higher performance-based compensation, warehouse and third party logistic provider costs, partially offset by lower professional and consulting services costs, marketing and other operating expenses, primarily driven by cost savings initiatives, as well as fluctuations in various foreign currencies. The increase in performance-based compensation reflects a non-cash expense driven by management's determination that it was probable that the performance criteria associated with certain compensatory awards would be achieved as compared to the prior period. The increase in warehouse costs compared to the prior period was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated costs based on a determination that the warehouse supports multiple reportable operating segments.

Refer to Note 12, "Reportable Operating Segments", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities, as well as higher interest income on higher average cash balances during the six months ended September 30, 2017 compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The income tax expense (benefit) and the effective income tax rates were as follows:

	Six Months Ended September 30,
	2017	2016
Income tax expense (benefit)	$2,296	$(6,796)
Effective income tax rate	23.6%	25.7%

The change in the effective tax rate was primarily due to the change in the jurisdictional mix of expected worldwide income before income taxes, driven by the continued impact of changes to our global product sourcing organization and our anticipated foreign income before income taxes.

Foreign income (loss) before income taxes was $38,773 and $(734) and worldwide income (loss) before income taxes was $9,734 and $(26,409) during the six months ended September 30, 2017 and 2016, respectively. The increase in foreign income before income taxes, as a percentage of worldwide income before taxes, was primarily due to an increase in foreign sales and lower foreign operating expenses during the six months ended September 30, 2017 compared to the prior period.

Net Income (Loss). Our net income increased primarily due to higher sales and higher gross margins as well as lower SG&A expenses. Our net income per share increased due to higher net income.

Other Comprehensive Income (Loss). Other comprehensive loss increased due to higher unrealized hedging losses on foreign currency forward contracts, offset by increased foreign currency translation gains due to changes in European exchange rates during the six months ended September 30, 2017 compared to the prior period.

Liquidity and Capital Resources

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the borrowing capacity available under our credit agreements.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30th and September 30th to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30th and December 31st; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31st and March 31st in anticipation of the spring selling season that occurs in the quarters ending March 31st and June 30th. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has historically been provided using our cash balances, cash from ongoing operating activities and borrowings under our credit agreements.

We believe that our cash and cash equivalents balances, cash generated from operations, and available borrowings under our revolving credit facilities, as governed by our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association (as amended, Domestic Credit Facility), our revolving credit facility in China (as amended, China Credit Facility), and our revolving credit facility in Japan (Japan Credit Facility) will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months. However, risks and uncertainties that could impact our liquidity include our worldwide sales, our profit margin, the perception of our brands among retail consumers and wholesale customers, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to respond to ongoing changes in the retail environment, unexpected changes in weather conditions, and the timing and extent of restructuring charges, among others. Furthermore, we may require additional cash resources due to changed business conditions, an economic recession or other future developments, including any investments or acquisitions we may decide to pursue. If our existing sources of liquidity are insufficient to satisfy our cash requirements, we may seek to borrow under our existing borrowing arrangements, seek new borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, could result in operating and financial covenants that would restrict our operations, and could cause us to further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Capital Resources

Domestic Credit Facility. As of September 30, 2017, we had an outstanding balance of $103,000 under our Domestic Credit Facility. The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility. At November 9, 2017, we had an outstanding balance of $156,000 and available borrowings of $243,451 under our Domestic Credit Facility.

China Credit Facility. As of September 30, 2017, we had an outstanding balance of $21,027 and available borrowings of $24,027 under our China Credit Facility. At November 9, 2017, we had an outstanding balance of $21,027 and available borrowings of $24,027 under our China Credit Facility.

Japan Credit Facility. As of September 30, 2017, we had an outstanding balance of $8,884 and available borrowings of approximately $39,980 under our Japan Credit Facility. At November 9, 2017, we had an outstanding balance of $6,220 and available borrowings of $42,644 under our Japan Credit Facility.

Mortgage. As of September 30, 2017, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $32,366. The loan will mature and have a balloon payment due on July 1, 2029 of $23,700, in addition to any then-outstanding balance.

At September 30, 2017, we were in compliance with all debt covenants under our borrowing arrangements and we remain in compliance at November 9, 2017.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable", to our condensed consolidated financial statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information about our borrowing arrangements.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended September 30,
	2017	2016	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(182,790)	$(288,532)	$105,742	36.6%
Net cash used in investing activities	(10,151)	(31,626)	21,475	67.9
Net cash provided by financing activities	130,968	187,240	(56,272)	(30.1)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by the level of net income (loss), other cash receipts and expenditure adjustments and changes in working capital.

The decrease in net cash used in operating activities during the six months ended September 30, 2017 compared to the prior period, was primarily due to higher net income and positive changes in working capital. The working capital changes resulted primarily from net inventories, accrued expenses and trade accounts payable, offset by changes in accounts receivable balances due to timing of customer payments. The change in net inventories relates to lower inventory levels driven by effective management of purchase activities and order fulfillment. The change in trade accounts payable and accrued expenses relates to changes in the timing of payments and lower SG&A expenses compared to the prior period.

Inventory turnover remained flat at 2.2 times during the trailing twelve months ended September 30, 2017 and 2016 due to relatively flat average inventory levels and costs of sales for the trailing twelve month comparative periods. Wholesale accounts receivable turnover increased to 5.9 times during the trailing twelve months ended September

30, 2017 compared to 5.7 times during the trailing twelve months ended September 30, 2016 due to higher wholesale sales compared to the prior period.

Investing Activities. The decrease in net cash used in investing activities during the six months ended September 30, 2017 compared to the prior period was primarily due to lower capital expenditures for property and equipment.

At September 30, 2017, we had approximately $16,100 of material commitments for future capital expenditures, primarily related to the build out and expansion of the warehouse and distribution center located in Moreno Valley, California. We estimate that the remaining capital expenditures for fiscal year 2018 will range from approximately $33,000 to $35,000. We anticipate these expenditures will primarily relate to the build-out of our global warehouse and distribution center facilities, and purchases for IT infrastructure and system improvements. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility build-outs, as well as unforeseen needs to replace existing assets and the timing of other expenditures.

Financing Activities. The decrease in net cash provided by financing activities during the six months ended September 30, 2017 compared to the prior period, was primarily due to lower net borrowings and repayments of short-term borrowings, less cash paid for shares withheld for taxes, as well as the final Sanuk brand contingent consideration payment made in the prior period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Refer to Note 7, "Commitments and Contingencies", to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information relating to our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies since those reported in our 2017 Annual Report. Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes thereto, based upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. While there had been significant changes in the price of sheepskin in the years leading up to 2013, the price of sheepskin has stabilized. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our condensed consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

Foreign Currency Exchange Rate Risk. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency exchange rate risk from existing assets and liabilities. Other than changes in the amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. There has been recent increased volatility with respect to the exchange rates between US dollars and both British Pounds and Euros. This increased volatility may be due in part to tax, importation and other policies being contemplated by the US government, the withdrawal by the UK from the European Union (commonly referred to as Brexit) and the recent events in Spain. We do not know whether this level of volatility will continue or increase in the near or long term. At November 9, 2017, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near or long term.

As of September 30, 2017, the notional amount of foreign currency exchange rate forward contracts was $165,504 and the fair values of these financial instruments of $509 and $8,760 were recorded in other current assets and other current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2017, a hypothetical 10.0% foreign currency exchange rate fluctuation would cause the fair value of our financial instruments to increase or decrease by approximately $6,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effect such hypothetical changes may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. We entered into Non-Designated Derivative Contracts with notional amounts totaling $3,112, which are expected to mature over the next four months and no Designated Derivative Contracts were entered into subsequent to September 30, 2017. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging", to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on and definitions for our foreign currency exchange rate forward contracts.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. Our foreign currency exchange rate risk is generated primarily from our European and Asian operations. Approximately $160,200 or 33.2% and $209,400 or 30.3% of our total net sales during the three and six months ended September 30, 2017, respectively, and $137,000 or 28.2% and $181,000 or 27.3% during the three and six months ended September 30, 2016, respectively, were denominated in foreign currencies. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US-dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US-dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currencies are their designated functional currencies, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates as of the end of the reporting period, which results in financial statement translation gains and losses recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate, the federal funds effective rate, and the London Interbank Offered Rate (LIBOR). Our Domestic Credit Facility, at our election, provides for interest on outstanding borrowings at interest rates tied to adjusted LIBOR or the Alternative Base Rate (ABR), and is variable based on our total adjusted leverage ratio each quarter. The ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.25%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. As of September 30, 2017, the effective LIBOR and ABR rates were 2.48% and 4.50%, respectively. Our China Credit Facility provides for interest on outstanding borrowings at 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%, and the total effective interest rate was 5.0% as of September 30, 2017. Our Japan Credit Facility provides for interest on outstanding borrowings at an interest rate based on the Tokyo Interbank Offered Rate for three months plus 0.40%, and the total interest rate was 0.43% as of September 30, 2017. A hypothetical 1.0% increase in interest rates under each of the three revolving credit facility agreements would result in an aggregate increase to interest expense of approximately $300 during the six months ended September 30, 2017. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable", to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information.

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

We carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

As part of our international policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement and trademark dilution. At any given point in time, we generally have multiple such actions pending. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants or other outcomes. In addition, from time to time, we are subject to claims where opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that our UGG® (UGG) brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

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

On October 23, 2017, Marcato Capital Management LP and certain of its affiliates (Marcato) filed a lawsuit that names us and each member of our Board of Directors (Board) as defendants. The complaint contains allegations that each member of our Board has breached his or her fiduciary duties by, among other things, refusing to take the actions requested by Marcato in its letter of October 2, 2017, and by causing us to issue a proxy statement containing material misstatements and omissions. The complaint also contains a claim that we violated Section 211 of the Delaware General Corporation Law in calling the Annual Meeting. Marcato has asked the Court of Chancery to issue an injunction requiring our Board to correct the alleged misstatements and omissions in the proxy, and to issue an order that, among other things: (1) declares that our Board breached their fiduciary duties; (2) declares “change in control” provisions in certain compensation arrangements and our Second Amended and Restated Credit Agreement void and unenforceable to the extent that our Board is without discretion to approve or nominate Marcato’s nominees; (3) enters a mandatory injunction requiring our Board to approve and nominate Marcato’s nominees; and (4) declares that we must hold the Annual Meeting on December 14, 2017. Also on October 23, 2017, Marcato filed a motion to expedite seeking a trial on or before December 7, 2017, and a motion for preliminary injunction. The court entered an expedited schedule, with a trial set for December 5-6, 2017. While we intend to defend against this lawsuit vigorously, it is too early to predict the outcome of this case, whether the outcome of this case would have a material adverse impact on our business, and whether insurance coverage will be adequate to cover any losses or litigation expenses.

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or our financial condition.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below and in the section entitled “Risk Factors” in Part I, Item 1A of our 2017 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. Except as specifically noted below, there were no material changes to the risks and uncertainties described in the section entitled "Risk Factors" in Part 1, Item 1A of our 2017 Annual Report.

Our business could be negatively affected as a result of the actions of activist stockholders.

Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. These actions could interfere with our ability to execute our strategic plan. For example, Marcato has commenced a proxy contest to elect directors at our next annual meeting. A proxy contest will require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. A proxy contest, and the actions of activist stockholders more generally, could impact our ability to attract, retain and motivate our employees. The replacement of a majority of the members of our Board in a proxy contest could have consequences under our material agreements, including constituting an event of default under our credit agreement and permitting the accelerated vesting of certain equity awards granted to our employees. Any perceived uncertainties as to our future direction could also affect the market price and volatility of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, our Board approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Since inception through September 30, 2017, we have repurchased approximately 2,020,000 shares under this program for approximately $135,000, representing an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,000. During the six months ended September 30, 2017, we made no stock repurchases under this program.

Subsequent to September 30, 2017, our Board authorized a new $335,000 stock repurchase program. Combined with the approximately $65,000 remaining approved amount under the previously announced stock repurchase program, we now have the authority to repurchase up to a total of approximately $400,000 of our common stock.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*#10.1	Second Amended and Restated Deferred Stock Unit Compensation Plan (Effective as of December 16, 2015)
*#10.2	Deferred Compensation Plan (As Amended and Restated Effective as of July 1, 2016)
*#10.3	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (FY 2015 Performance-Based PSU Agreement)
*#10.4	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (FY 2015 Time-Based RSU Agreement)
*#10.5	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (FY 2016 Performance-Based PSU Agreement)
*#10.6	Form of Stock Unit Award Agreement under the 2015 Stock Incentive Plan (FY 2016 Time-Based RSU Agreement)
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 9, 2017