Form 10-Q
period 2017-12-31
DECKERS OUTDOOR CORP
filed 2018-02-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2017

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

As of the close of business on February 2, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 31,762,862.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2017

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) on February 9, 2018 (Quarterly Report on Form 10-Q), and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position, and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report on Form 10-Q, and the information and documents incorporated by reference in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to, among other things:

•	the results of and costs associated with our restructuring and operating profit improvement plans and transformation initiatives;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to our brands and products;

•	the purchasing trends impacting the buying patterns of wholesale customers and retail consumers;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	expectations regarding and trends affecting our financial condition, operating results, capital expenditures, liquidity, or cash flows;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	availability and cost of raw materials;

•	the value of goodwill and other intangible assets, and future write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	the repatriation of certain cash and cash equivalents balances currently domiciled outside the United States and the related tax impact on us of that decision;

•	potential impacts of our ongoing operational systems upgrades and costs associated with our business transformation project implementation;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry, and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. You should read this Quarterly Report on Form 10-Q, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	December 31, 2017	March 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$493,002	$291,764
Trade accounts receivable, net of allowances ($41,913 and $32,354 as of December 31, 2017 and March 31, 2017, respectively)	232,594	158,643
Inventories, net of reserves ($8,320 and $7,638 as of December 31, 2017 and March 31, 2017, respectively)	396,309	298,851
Prepaid expenses	18,104	15,996
Other current assets	36,512	30,781
Income tax receivable	8,378	24,786
Total current assets	1,184,899	820,821
Property and equipment, net of accumulated depreciation ($200,789 and $190,758 as of December 31, 2017 and March 31, 2017, respectively)	215,847	225,531
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($63,776 and $56,944 as of December 31, 2017 and March 31, 2017, respectively)	59,757	65,138
Deferred tax assets	33,612	44,708
Other assets	22,858	21,592
Total assets	$1,530,963	$1,191,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$571	$549
Trade accounts payable	199,320	95,893
Accrued payroll	44,501	22,608
Other accrued expenses	63,670	31,816
Income taxes payable	41,888	2,719
Value added tax payable	14,859	5,466
Total current liabilities	364,809	159,051
Long-term liabilities:
Mortgage payable	31,656	32,082
Income tax liability	64,193	13,216
Deferred rent obligations	21,994	18,433
Other long-term liabilities	15,442	14,743
Total long-term liabilities	133,285	78,474

Commitments and contingencies (Refer to Note 7)
Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 31,758 and 31,987 as of December 31, 2017 and March 31, 2017, respectively)	318	320
Additional paid-in capital	164,571	160,797
Retained earnings	890,050	819,589
Accumulated other comprehensive loss	(22,070)	(26,451)
Total stockholders' equity	1,032,869	954,255
Total liabilities and stockholders' equity	$1,530,963	$1,191,780

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$810,478	$760,345	$1,502,655	$1,420,682
Cost of sales	387,007	376,711	763,442	744,371
Gross profit	423,471	383,634	739,213	676,311
Selling, general and administrative expenses	230,280	330,384	534,923	647,357
Income from operations	193,191	53,250	204,290	28,954
Other expense (income), net:
Interest income	(590)	(169)	(1,551)	(476)
Interest expense	1,506	2,660	4,044	6,038
Other income, net	(778)	(128)	(990)	(1,086)
Total other expense, net	138	2,363	1,503	4,476
Income before income taxes	193,053	50,887	202,787	24,478
Income tax expense	106,712	9,860	109,008	3,064
Net income	86,341	41,027	93,779	21,414
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency exchange rate hedges	2,509	(1,399)	(2,174)	620
Foreign currency translation adjustment	2,037	(13,067)	6,555	(10,224)
Total other comprehensive income (loss)	4,546	(14,466)	4,381	(9,604)
Comprehensive income	$90,887	$26,561	$98,160	$11,810

Net income per share:
Basic	$2.71	$1.28	$2.93	$0.67
Diluted	$2.69	$1.27	$2.91	$0.66
Weighted-average common shares outstanding:
Basic	31,863	31,973	31,956	32,018
Diluted	32,041	32,309	32,186	32,377

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$93,779	$21,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	36,655	39,494
Provision for doubtful accounts	3,649	1,167
Deferred tax expense (benefit)	12,332	(37,024)
Stock-based compensation	10,591	4,024
Excess tax benefits from stock compensation	1,865	1,331
Loss on sale of assets	332	471
Impairment of goodwill	—	113,944
Impairment of long-lived assets	1,900	10,089
Restructuring charges	1,667	7,577
Changes in operating assets and liabilities:
Trade accounts receivable, net	(77,600)	(54,169)
Inventories, net	(97,458)	(73,591)
Prepaid expenses and other current assets	(9,075)	(20,029)
Income tax receivable	20,797	20,514
Other assets	(1,267)	1,943
Trade accounts payable	103,310	72,158
Accrued expenses	62,026	32,776
Income taxes payable	28,765	25,839
Long-term liabilities	60,828	133
Net cash provided by operating activities	253,096	168,061
Cash flows from investing activities:
Purchases of property and equipment, net	(21,402)	(36,710)
Net cash used in investing activities	(21,402)	(36,710)
Cash flows from financing activities:
Proceeds from short-term borrowings	214,751	405,988
Repayments of short-term borrowings	(214,889)	(439,109)
Proceeds from issuance of stock for employee stock purchase plan	353	412
Cash paid for shares withheld for taxes	(7,716)	(6,313)
Cash paid for repurchases of common stock	(24,687)	(12,572)
Contingent consideration paid	—	(19,784)
Repayment of mortgage principal	(404)	(384)
Net cash used in financing activities	(32,592)	(71,762)

Effect of foreign currency exchange rates on cash	2,136	(9,117)
Net change in cash and cash equivalents	201,238	50,472
Cash and cash equivalents at beginning of period	291,764	245,956
Cash and cash equivalents at end of period	$493,002	$296,428

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes refunded, net of payments ($10,261 and $9,036 as of December 31, 2017 and 2016, respectively)	$(11,989)	$(7,968)
Interest	3,156	4,179
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	1,677	3,230
Accrued for asset retirement obligations	853	2,350

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Note 1. General

The Company and Basis of Presentation

Deckers Outdoor Corporation, together with its consolidated subsidiaries (the Company), is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. As part of its Omni-Channel platform, the Company's brands are aligned across its Fashion Lifestyle group, including the UGG® (UGG) and Koolaburra® by UGG (Koolaburra) brands, and Performance Lifestyle group, including the Teva® (Teva), Sanuk® (Sanuk), and Hoka One One® (Hoka) brands.

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

The unaudited condensed consolidated financial statements and the accompanying notes thereto (referred to herein as the condensed consolidated financial statements) as of December 31, 2017 and for the three and nine months ended December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and pursuant to Rule 10-01 Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and the accompanying notes thereto. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries considered necessary for a fair presentation of the results of interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 30, 2017 (2017 Annual Report).

All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made for all prior periods presented, including the three and nine months ended December 31, 2017 and 2016, to conform to the current period presentation.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for defined periods and share or per share data.

Use of Estimates

The preparation of the Company's condensed consolidated financial statements is done in accordance with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, sales returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities and receivables, uncertain tax positions, the fair

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

value of financial instruments, and other assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available to management as of the date of the condensed consolidated financial statements, and actual results could differ materially from the results assumed or implied based upon these estimates.

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

•
Excess tax benefits and deficiencies were recorded as income tax benefits or expenses in the condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2017, rather than to additional paid-in capital in the condensed consolidated balance sheets for settlements of share-based payment awards occurring on or after April 1, 2017. The Company's income tax benefit or expense will continue to be impacted by fluctuations in the stock price between grant and vesting dates of its share-based payment awards.

•
A cumulative adjustment to retained earnings and non-current deferred tax assets for unrecognized excess tax benefits of $1,365 was recorded on April 1, 2017 in the condensed consolidated balance sheet as of December 31, 2017.

•
The Company has made current and prior period reclassifications in the condensed consolidated statements of cash flows to present cash flows from excess tax benefits as cash flows provided by operating activities instead of the historical presentation as cash flows provided by financing activities.

•	The Company elected to estimate forfeitures as a component of determining grant date fair value.

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance under US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies two components of ASU No. 2014-09: (1) identifying performance obligations and (2) licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which is intended to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

improve the operability and understandability of the implementation guidance by providing clarifications and practical expedients. The Company is currently evaluating its business and contracts to determine any changes to accounting policies, processes, or systems necessary to adopt the requirements of the new standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements but will result in expanded disclosure requirements and, as such, the Company will elect the cumulative effect transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous US GAAP. A lessee should recognize a liability in the balance sheet to make lease payments (the lease liability) at fair value and an offsetting "right-of-use" asset representing its right to use the underlying asset for the lease term. This ASU requires a modified retrospective transition method for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019. The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures and currently expects an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease commitments that are currently classified as operating leases, such as retail stores, showrooms, and distribution facilities, as well as expanded disclosures on existing and new lease commitments. The recognition of lease expenses is not expected to materially change from the current methodology. The Company has developed an implementation team to evaluate its business operations and related contracts and determine any necessary changes to accounting policies, processes, or systems in order to adopt this ASU.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018, with early adoption permitted. The guidance should be applied retrospectively, requiring adjustment to all comparative periods presented, unless it is impractical to do so, in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company has evaluated the effect the adoption of this ASU will have on its consolidated financial statements and related disclosures and currently does not expect adoption to have a material impact.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018 and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach, with early adoption permitted. The Company has evaluated its business policies and processes around intra-entity transfers of assets other than inventory and has concluded the adoption of this ASU will not have a material impact on its consolidated financial statements and related disclosures.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

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

Note 2. Restructuring

Restructuring Charges

In February 2016, the Company announced the implementation of a multi-year restructuring plan which is designed to realign its brands across our Fashion Lifestyle and Performance Lifestyle brand groups, optimize the Company's retail store fleet, and consolidate management and operations. In general, this restructuring plan is intended to streamline brand operations, reduce overhead costs, create operating efficiencies, and improve collaboration.

In connection with the restructuring plan, the Company closed 27 retail stores as of December 31, 2017, and consolidated its brand operations and corporate headquarters. The Company has incurred cumulative restructuring charges of $55,324 since the commencement of the restructuring plan through December 31, 2017. Of this amount, $149 and $1,667 of restructuring charges were recorded in selling, general and administrative expenses (SG&A) in the condensed consolidated statements of comprehensive income during the three and nine months ended December 31, 2017, respectively.

Restructuring charges by reportable operating segment are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,		Cumulative Restructuring Charges*
	2017	2016	2017	2016
UGG brand wholesale	$—	$—	$—	$574	$2,238
Sanuk brand wholesale	—	—	—	—	3,068
Other brands wholesale	—	—	—	—	2,263
Direct-to-Consumer	149	3,233	149	4,628	23,454
Unallocated overhead costs	—	1,712	1,518	2,375	24,301
Total restructuring charges	$149	$4,945	$1,667	$7,577	$55,324

*Cumulative restructuring charges includes restructuring charges of $28,984 and $24,673, which were incurred during the fiscal years ended March 31, 2017 and 2016, respectively, as reported in the 2017 Annual Report.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Of the cumulative restructuring charges incurred through December 31, 2017, $5,077 remained accrued as of that date, with $1,428 reflected in short-term liabilities, and $3,649 reflected in long-term liabilities in the condensed consolidated balance sheets. The specific categories of restructuring charges, as well as payments associated with the related accrued liabilities, were as follows:

	Lease termination costs	Severance costs	Termination of various contracts and other services**	Total
Balance as of March 31, 2017	$4,572	$2,555	$3,953	$11,080
Additional charges	149	—	1,518	1,667
Paid in cash	(880)	(2,416)	(4,374)	(7,670)
Balance as of December 31, 2017	$3,841	$139	$1,097	$5,077

**Includes restructuring charges for office consolidation costs.

The Company currently does not anticipate incurring material restructuring charges in future periods, though reduction of Company-owned retail stores remains a focus for the Company.

As a result of the implementation of this restructuring plan, the Company expects to realize additional SG&A expense savings by fiscal year end 2020. Refer to the section entitled "Recent Developments" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information.

Note 3. Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are as follows:

	December 31, 2017	March 31, 2017
Goodwill:
UGG brand	$6,101	$6,101
Other brands	7,889	7,889
Total Goodwill	13,990	13,990
Other Intangible Assets:
Indefinite-lived Intangible Assets
Trademarks	15,454	15,454
Definite-lived Intangible Assets
Trademarks	55,245	55,245
Other	52,834	51,383
Total gross carrying amount	108,079	106,628
Accumulated amortization	(63,776)	(56,944)
Net Definite-lived Intangible Assets	44,303	49,684
Total Other Intangible Assets	59,757	65,138
Total Goodwill and Other Intangible Assets	$73,747	$79,128

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Aggregate amortization expense for amortizable intangible assets during the nine months ended December 31, 2017 was $5,827 compared to $6,057 during the nine months ended December 31, 2016. A reconciliation of charges incurred in the condensed consolidated statements of comprehensive income relevant to the Company's other intangible assets during the nine months ended December 31, 2017 is as follows:

Balance as of March 31, 2017	$65,138
Amortization expense	(5,827)
Foreign currency exchange rate fluctuations	446
Balance as of December 31, 2017	$59,757

Note 4. Fair Value Measurements
The fair value of the Company's cash and cash equivalents, net trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable, and value added tax payable approximate the carrying values due to the relatively short maturities of these assets and liabilities. The fair values of the Company's long-term liabilities do not significantly differ from the carrying values.
The inputs used in measuring fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of December 31, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$7,221	$7,221	$—	$—
Non-qualified deferred compensation liability	(4,372)	(4,372)	—	—
Designated Derivative Contracts liability	(1,827)	—	(1,827)	—
Non-Designated Derivative Contracts asset	130	—	130	—
Non-Designated Derivative Contracts liability	(394)	—	(394)	—

	Fair Value as of March 31, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,662	$6,662	$—	$—
Non-qualified deferred compensation liability	(4,140)	(4,140)	—	—
Designated Derivative Contracts asset	1,365	—	1,365	—

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution is determined by the Board of Directors annually. In March 2015, the Board of Directors

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. During the nine months ended December 31, 2017 and fiscal year ended March 31, 2017, no discretionary employer contribution payment was made under this program. Deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust with the assets invested in company-owned life insurance policies for the purpose of supporting the benefits payable under this program.

The non-qualified deferred compensation asset of $7,221 is recorded in other assets in the condensed consolidated balance sheets. The non-qualified deferred compensation liability of $4,372 is recorded in the condensed consolidated balance sheets as of December 31, 2017, with $651 recorded in other accrued expenses and $3,721 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," for more information about these derivative instruments.

Note 5. Income Taxes

Changes in Tax Law

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act (referred to herein as the "Tax Reform Act"), was enacted into law. The Tax Reform Act includes significant changes to the United States (US) corporate income tax system, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, the transition of the US tax regime from a worldwide tax system to a territorial tax system, and provisions aimed at preventing base erosion of the US tax base.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may complete the accounting for the impacts of the Tax Reform Act under Accounting Standard Codification (ASC) Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete.

To the extent accounting for certain income tax effects of the Tax Reform Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the condensed consolidated financial statements in the first reporting period in which a reasonable estimate can be made. If the Company cannot determine a provisional estimate to be included in the condensed consolidated financial statements, the Company can continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Reform Act being enacted. If the Company is unable to provide a reasonable estimate of the impacts of the Tax Reform Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

During the quarter ended December 31, 2017, the Company recorded the following provisional estimates for the discrete income tax expense impacts from the Tax Reform Act in the condensed consolidated statements of comprehensive income:

•
Approximately $52,800 related to the US income tax associated with deemed repatriation of accumulated foreign earnings through the fiscal year ended March 31, 2017, of which $4,557 is payable within 12 months and recorded in current income taxes payable in the condensed consolidated balance sheets.

•	Non-cash income tax expense of approximately $13,400 to re-measure its deferred tax assets and liabilities to the income tax rates applicable for future periods in which they are expected to reverse.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

For the fiscal year ending March 31, 2018, the Company has considered the impact of the Tax Reform Act on its blended consolidated annual effective tax rate. The Tax Reform Act resulted in an increase in the Company's annual effective tax rate of $8,802, driven by a provisional estimate associated with the deemed repatriation of foreign earnings forecasted for the nine months ended December 31, 2017, of which $756 is payable within 12 months and recorded in current income taxes payable in the condensed consolidated balance sheets. This was partially offset by a reduction of the US federal income tax rate to 31.5%.

The Company recorded these provisional estimates based on currently available information that is subject to interpretation and continues to evolve. These estimates may be impacted by a number of additional considerations, including, but not limited to, the state level income tax impacts of the Tax Reform Act, clarifications of or changes to the Tax Reform Act (including the issuance of final regulations), additional guidance issued by the SEC or FASB, the Company's ongoing analysis of historical earnings and profits as well as tax pools, which may result in changes to various assumptions underlying the estimates, and the Company's actual earnings for the fiscal year ending March 31, 2018.

The Tax Reform Act includes other provisions with effective dates for the Company beginning January 1, 2018 and beyond. For other changes that impact business related income, exclusions, deductions and credits that cannot yet be quantified, the Company continues to account for those items based on existing accounting guidance and the provisions of the tax laws in effect immediately prior to the enactment of the Tax Reform Act. The Company continues to analyze the provisions of the Tax Reform Act to fully assess the anticipated impact on its consolidated financial statements and will provide an update in its Annual Report on Form 10-K for the fiscal year ending March 31, 2018.

Unrecognized Tax Benefits

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. As of December 31, 2017, the Company had $10,250 of gross unrecognized tax benefits, including associated interest and penalties accrued related to tax positions that are subject to examination, of which $7,958 is recorded in long-term income tax liability and $2,292 is recorded in current income taxes payable in the condensed consolidated balance sheets. The Company recorded a net decrease during the nine months ended December 31, 2017 for unrecognized tax benefits of $3,720, including a decrease of $4,437 related to settlements with foreign and state tax authorities, partially offset by an additional tax accrual of $717 for federal and state unrecognized tax benefits in the condensed consolidated balance sheets. During the nine months ended December 31, 2016, the Company had no settlements or additional accruals of unrecognized tax benefits.

Refer to Note 1, "General," in the section entitled "Recent Accounting Pronouncements" for more information regarding recording previously unrecognized excess tax benefits for share-based awards as a cumulative adjustment to retained earnings in response to the adoption of ASU No. 2016-09.

Note 6. Revolving Credit Facilities and Mortgage Payable

Domestic Credit Facility

In November 2014, the Company amended its revolving credit facility agreement with JPMorgan Chase Bank, National Association as the administrative agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto (as amended, the Domestic Credit Facility). The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility which matures on November 13, 2019.

At the Company's election, interest under the Domestic Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternative Base Rate (ABR), and is variable based on the Company's total adjusted leverage ratio. As of December 31, 2017, the adjusted LIBOR and ABR rates were 3.06% and 5.00%, respectively.

During the nine months ended December 31, 2017, the Company made borrowings and repayments of $185,000 under the Domestic Credit Facility. As of December 31, 2017, the Company had no outstanding balance under the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Domestic Credit Facility. As a result, the available borrowings under the Domestic Credit Facility as of December 31, 2017 were $399,451, including outstanding letters of credit of $549.

Subsequent to December 31, 2017, the Company made no additional borrowings under the Domestic Credit Facility. At February 9, 2018, the Company had no outstanding balance and available borrowings of $399,451 under the Domestic Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $46,065, and to remove the sublimit of CNY 50,000, or $7,678, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $15,355.

The China Credit Facility is payable on demand and subject to annual review and renewal. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%. As of December 31, 2017 the total effective interest rate was 5.00%.

During the nine months ended December 31, 2017, the Company made borrowings and repayments of $21,026 under the China Credit Facility. As of December 31, 2017, the Company had no outstanding balance and available borrowings of $46,065 under the China Credit Facility.

Subsequent to December 31, 2017, the Company made no additional borrowings under the China Credit Facility. At February 9, 2018, the Company had no outstanding balance and available borrowings of $46,065 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $48,817, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2019. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of December 31, 2017, TIBOR was 0.05% and the total effective interest rate was 0.45%.

During the nine months ended December 31, 2017, the Company made borrowings and repayments of $8,884 under the Japan Credit Facility. As of December 31, 2017, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $48,817.

Subsequent to December 31, 2017, the Company made no additional borrowings under the Japan Credit Facility. At February 9, 2018, the Company had no outstanding balance and available borrowings of $48,817 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of December 31, 2017, the outstanding principal balance under the mortgage was $32,227, which includes $571 in short-term borrowings and $31,656 in mortgage payable in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Debt Covenants

As of December 31, 2017, the Company was in compliance with all debt covenants under the various revolving credit facilities discussed above and remains in compliance at February 9, 2018.

Note 7. Commitments and Contingencies

Operating Lease Commitments

In June 2017, the Company entered into an addendum to the original lease agreement relating to its warehouse and distribution center located in Moreno Valley, California. Pursuant to the addendum, the Company exercised its option to lease additional square footage and extended the expiration date of the lease to June 2028. The total future minimum lease commitment through the expiration date as a result of the option being exercised is approximately $77,200. During the nine months ended December 31, 2017, there were no material changes to operating lease commitments other than that noted above and those that occurred in the ordinary course of business.

Purchase Obligations

Product and Sheepskin

During the nine months ended December 31, 2017, there were no material changes to purchase obligations for product, sheepskin, and various other service and promotional agreements, other than those that occurred in the ordinary course of business.

Other

The Company had approximately $11,700 of material commitments for future capital expenditures as of December 31, 2017, which primarily related to the build-out and expansion of the warehouse and distribution center located in Moreno Valley, California. There were no material changes to other purchase obligations, including commitments for capital expenditures, during the nine months ended December 31, 2017, other than those that occurred in the ordinary course of business.

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

Note 8. Stockholders' Equity

Equity Incentive Plans

From time to time, the Company awards stock-based compensation under the 2006 Plan and 2015 SIP (each as defined in the 2017 Annual Report), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights (SARs), and non-qualified stock options (NQSOs). These awards may be issued to eligible employees and other plan participants, including the Company's executive officers.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Annual Awards

During fiscal year 2018, the Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP to key employees, including certain executive officers of the Company. These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal installments over three years thereafter. The Annual RSUs are subject only to time-based vesting criteria and vest in equal installments over three years following the date of grant. During the three months ended December 31, 2017, the Company granted no Annual PSUs and 1,782 Annual RSUs at a weighted-average grant date fair value of $72.86 per share. During the nine months ended December 31, 2017, the Company granted 54,090 Annual PSUs at a weighted-average grant date fair value of $68.44 per share and 133,302 Annual RSUs at a weighted-average grant date fair value of $67.67 per share. At December 31, 2017, the Company believes that the achievement of the performance criteria for the fiscal year 2018 Annual PSUs is probable. The Company recorded aggregate stock compensation expense, net of forfeitures, of $2,461 and $7,163 for the fiscal year 2018 Annual RSUs and Annual PSUs during the three and nine months ended December 31, 2017, respectively.

As of December 31, 2017, future unrecognized stock compensation expense for all Annual RSUs and Annual PSUs granted to date, excluding estimated forfeitures, is $12,420.

Long-Term Incentive Options (LTIP)

During fiscal year 2017, the Company approved the issuance of long-term incentive plan (LTIP) NQSOs under the 2015 SIP to the Company’s executive officers. If the Company achieves the minimum threshold performance criteria, and the recipient provides continuous service, the LTIP NQSOs will vest in equal installments over three years from the date of grant. Each option grants the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility, as well as dividend yield of the Company’s common stock.

In June 2017, the Company approved the grant of the FY 2018 LTIP NQSOs to the Company's executive officers, which will vest on March 31, 2020 if the recipient provides continuous service through that date and the Company achieves the minimum threshold performance criteria. As of December 31, 2017, the fair value of the FY 2018 LTIP NQSOs granted, less estimated forfeitures, was $4,600, with $420 and $909 expensed during the three and nine months ended December 31, 2017, respectively.

The following table presents the weighted-average valuation assumptions used for the recognition of stock-based compensation expense for the FY 2018 LTIP NQSOs granted:

Expected life (in years)	4.9
Expected volatility	38.73%
Risk free interest rate	1.78%
Dividend yield	—%
Weighted-average exercise price	$69.29
Weighted-average option value	$25.03

As of December 31, 2017, future unrecognized stock compensation expense for all LTIP NQSOs granted to date, excluding estimated forfeitures, was $7,042.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Stock Repurchase Programs

In January 2015, the Company's Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $200,000 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. In October 2017, the Company's Board of Directors authorized a new $335,000 stock repurchase program. Combined with the approximately $65,294 remaining approved amount from the previously-announced stock repurchase program, upon approval of the new repurchase program, the Company had the authority to repurchase up to an aggregate total of $400,294 of its common stock. The Company's repurchase programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company's discretion.

During the nine months ended December 31, 2017, the Company repurchased 360,735 shares for $24,687 at an average price of $68.44 per share. Since inception through December 31, 2017, the Company has repurchased an aggregate of 2,380,584 shares for $159,393 at an average price of $66.96 per share, leaving the aggregate remaining approved amount at $375,607.

Subsequent to December 31, 2017, the Company repurchased 213,909 shares for $20,205 at an average price of $94.46 per share. Since inception through February 7, 2018, the Company has repurchased an aggregate of 2,594,493 shares for $179,598 at an average price of $69.22 per share, leaving the aggregate remaining approved amount at $355,402.

Retained Earnings

The following is a reconciliation of the Company's retained earnings as of December 31, 2017:

Balance as of March 31, 2017	$819,589
Net income	93,779
Repurchase of common stock*	(24,683)
Cumulative unrecognized excess tax benefit**	1,365
Balance as of December 31, 2017	$890,050

*The remaining amount of 360,735 shares at par value $0.01 per share included in the total purchase price of $24,687, was recorded in common stock during the nine months ended December 31, 2017.

**Refer to Note 1, "General," in the section entitled "Recent Accounting Pronouncements" for further information regarding recording previously unrecognized excess tax benefits for share-based awards as a cumulative adjustment to retained earnings in response to the adoption of ASU No. 2016-09.

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
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive income (loss) (AOCI) within stockholders' equity, and are recognized in earnings in the condensed consolidated statements of comprehensive income during the period which approximates the time the corresponding third-party sales occur.

As of December 31, 2017, the Company had a total notional value of $62,549 for foreign currency exchange rate forward contracts, which included the following:

	Designated Derivative Contracts	Non-Designated Derivative Contracts
Notional value	$24,347	$38,202
Fair value recorded in other current assets	—	130
Fair value recorded in other accrued expenses	(1,827)	(394)

As of December 31, 2017, the Company had Designated Derivative Contracts with two counterparties and Non-Designated Derivative Contracts with five counterparties, all with various maturity dates within the next three months. During the three and nine months ended December 31, 2017, the Company settled Designated Derivative Contracts with a notional value totaling $50,997 and $83,807, respectively, that had been entered into during the fiscal year ended March 31, 2017. During the nine months ended December 31, 2017, the Company entered into and settled Designated Derivative and Non-Designated Contracts with a total notional value of $13,471 and $42,344, respectively.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments. During the three and nine months ended December 31, 2017, the Designated Derivative Contracts remained effective. The effective portion of the gain or loss on a designated derivative instrument is recognized in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2017, the amount of unrealized losses on foreign currency exchange rate hedges recognized in AOCI (refer to Note 10, "Accumulated Other Comprehensive Loss," for additional information) is expected to be reclassified into income within the next six months.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended December 31,
	2017	2016
Amount of gain recognized in other comprehensive income (loss) on derivative instruments (effective portion)	$108	$2,054
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)	$(3,914)	$4,294
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$273	$142

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

	Nine Months Ended December 31,
	2017	2016
Amount of (loss) gain recognized in other comprehensive income (loss) on derivative instruments (effective portion)	$(9,682)	$6,957
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)	$(6,197)	$5,970
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$1,045	$497

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended December 31,
	2017	2016
Location of amount recognized in income on derivative instruments	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain recognized in income on derivative instruments	$211	$4,038

	Nine Months Ended December 31,
	2017	2016
Location of amount recognized in income on derivative instruments	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of (loss) gain recognized in income on derivative instruments	$(2,455)	$3,157

Subsequent to December 31, 2017, the Company entered into Designated Derivative Contracts with a notional value totaling $90,091, which are expected to mature over the next 15 months, and no Non-Designated Derivative Contracts. At February 9, 2018, the Company's outstanding hedging contracts were held by an aggregate of six counterparties.

Note 10. Accumulated Other Comprehensive Loss

The components within accumulated other comprehensive loss are as follows:

	December 31, 2017	March 31, 2017
Unrealized (loss) gain on foreign currency exchange rate hedges, net of tax	$(1,318)	$856
Cumulative foreign currency translation adjustment	(20,752)	(27,307)
Accumulated other comprehensive loss	$(22,070)	$(26,451)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Weighted-average shares used in basic computation	31,863,000	31,973,000	31,956,000	32,018,000
Dilutive effect of stock-based awards and options	178,000	336,000	230,000	359,000
Weighted-average shares used for diluted computation	32,041,000	32,309,000	32,186,000	32,377,000

Excluded*:
Annual RSUs and Annual PSUs	53,000	95,000	54,000	97,000
LTIP PSUs	269,000	384,000	269,000	384,000
LTIP NQSOs	397,000	208,000	397,000	208,000
Deferred non-employee director restricted stock awards	3,000	—	3,000	—

*The stock-based awards and options excluded from the dilutive effect were excluded either because the shares were anti-dilutive or because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the three and nine months ended December 31, 2017 and 2016. The number of shares reflected for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stockholders' Equity," for further information on the Company's stock-based awards and options.

Note 12. Reportable Operating Segments

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations for each of the UGG brand, Teva brand, Sanuk brand and other brands, as well as DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands.

The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, costs for research and development, design, sales and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each reportable operating segment. The unallocated corporate overhead costs include unallocable costs associated with distribution centers, certain executive and stock-based compensation expenses, accounting, finance and legal costs, information technology costs, human resources costs, and facilities costs, among others.

During calendar year 2017, the Company began to leverage elements, including particular styles, of the Ahnu® (Ahnu) brand under the Teva brand. Effective April 1, 2017, operations for the Ahnu brand were discontinued and all styles are sold under the Teva brand and are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the comparative prior period.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Reportable operating segment information with reconciliation to the condensed consolidated statements of comprehensive income is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales to external customers:
UGG brand wholesale	$365,734	$342,019	$751,057	$725,772
Teva brand wholesale	16,389	12,653	65,006	54,424
Sanuk brand wholesale	10,366	10,264	44,673	47,596
Other brands wholesale	36,266	23,658	103,752	76,899
Direct-to-Consumer	381,723	371,751	538,167	515,991
	$810,478	$760,345	$1,502,655	$1,420,682
Income (loss) from operations:
UGG brand wholesale	$125,381	$107,335	$241,578	$209,633
Teva brand wholesale	762	(560)	7,621	(819)
Sanuk brand wholesale	(350)	(119,968)	5,295	(115,998)
Other brands wholesale	1,848	(958)	10,917	(226)
Direct-to-Consumer	136,034	122,158	120,529	96,647
Unallocated overhead costs	(70,484)	(54,757)	(181,650)	(160,283)
	$193,191	$53,250	$204,290	$28,954

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

Assets allocable to each reportable operating segment are as follows:

	December 31, 2017	March 31, 2017
Total assets from reportable operating segments:
UGG brand wholesale	$433,588	$259,444
Teva brand wholesale	61,605	82,505
Sanuk brand wholesale	68,996	80,102
Other brands wholesale	77,783	70,607
Direct-to-Consumer	148,259	113,400
	$790,231	$606,058

The assets allocable to each reportable operating segment include accounts receivable, inventory, fixed assets, goodwill, other intangible assets, and certain other assets that are specifically identifiable with one of the Company's reportable operating segments. Unallocated assets are the assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, and various other corporate assets shared by the Company's reportable operating segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Total assets allocable to each reportable operating segment reconciled to the condensed consolidated balance sheets are as follows:

	December 31, 2017	March 31, 2017
Total assets from reportable operating segments	$790,231	$606,058
Unallocated cash and cash equivalents	493,002	291,764
Unallocated deferred tax assets	33,612	44,708
Other unallocated corporate assets	214,118	249,250
Total assets	$1,530,963	$1,191,780

Note 13. Concentration of Business, Significant Customers and Credit Risk

Concentration of Business

Customers

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $282,119, or 34.8%, and $255,126, or 33.6%, of total net sales were denominated in foreign currencies for the three months ended December 31, 2017 and 2016, respectively. Approximately $491,547, or 32.7%, and $435,659, or 30.7%, of total net sales were denominated in foreign currencies for the nine months ended December 31, 2017 and 2016, respectively. International sales were 38.1% and 35.6% of the Company's total net sales for the three months ended December 31, 2017 and 2016, respectively, compared to 38.4% and 35.9% for the nine months ended December 31, 2017 and 2016, respectively. For the three and nine months ended December 31, 2017 and 2016, no single foreign country comprised more than 10.0% of the Company's total net sales.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the United Kingdom. Beginning in 2013, in an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpureTM (UGGpure), which is a wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily in Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences, and changes in discretionary spending.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2017 and 2016
(amounts in thousands, except per share or share data)

Net Property and Equipment

Net property and equipment in the US and all other countries combined was as follows:

	December 31, 2017	March 31, 2017
US	$198,128	$206,077
All other countries*	17,719	19,454
Total	$215,847	$225,531

*No other country's net property and equipment comprised more than 10.0% of the Company's net total property and equipment as of December 31, 2017 and March 31, 2017.

Significant Customers

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based upon these evaluations. No single customer accounted for 10.0% or more of the Company's net sales during the three and nine months ended December 31, 2017 and 2016. At December 31, 2017, the Company had one customer that represented 20.6% of net trade accounts receivable. At March 31, 2017, the Company had one customer representing 11.2% of net trade accounts receivable.

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

The remainder of the Company's cash equivalents is invested in interest-bearing funds managed by third-party investment management institutions. These investments can include US treasury bonds and securities, and money market funds, among other investments. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. As of December 31, 2017, the Company has experienced no significant loss on its money market funds or lack of access to cash in its operating accounts.

The Company's cash and cash equivalents are as follows:

	December 31, 2017	March 31, 2017
Money market fund accounts	$360,610	$198,992
Cash	132,392	92,772
Cash and cash equivalents	$493,002	$291,764

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on May 30, 2017 (2017 Annual Report).

This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A and “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

References to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

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

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for store and country counts, defined periods, ratios, and share data.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under five proprietary brands: UGG, Koolaburra, Hoka, Teva, and Sanuk.

We sell our products through quality domestic and international retailers, international distributors and directly to our end-user consumers both domestically and internationally through our Direct-to-Consumer (DTC) business, which is comprised of our retail stores and E-Commerce websites. Independent third parties manufacture all of our products.

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan which is designed to realign our brands, optimize our retail store fleet, and consolidate our management and operations.
As part of this restructuring plan, and in furtherance of our Omni-Channel strategy, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands.

During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective as of the beginning of fiscal year 2018, operations for the Ahnu brand were discontinued and all styles are sold under the Teva brand. Results for the former Ahnu brand are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the comparative prior period.

We believe our retail stores remain an important component of our Omni-Channel strategy; however, in light of the recent and continuing changes in the retail environment, we also believe it is prudent to further reduce our global brick and mortar footprint. We expect to continue to reduce our retail footprint. Accordingly, we anticipate generating future cost savings associated with changes in our retail presence. We are continually evolving our retail store strategy to align with our long-term objectives, and we currently believe that the optimal target worldwide retail store count is approximately 125 owned stores. We anticipate closing stores or converting stores to partner retail stores in our wholesale channel to reach our target store count. The majority of our remaining store closures are expected to occur as store leases expire rather than incurring potentially significant lease termination fees. However, the actual number of owned stores as of any particular date is subject to uncertainty as a result of numerous factors, including, but not limited to, the actual and projected costs associated with closing or converting stores, the actual and estimated results of operations of each store and our DTC business generally, and continuing changes in consumer buying behaviors and the retail environment.

In connection with our restructuring plan, we have closed 27 retail stores as of December 31, 2017, and consolidated our brand operations and corporate headquarters. We have incurred total restructuring charges of $55,324 through December 31, 2017, with $149 and $1,667 of restructuring charges recorded in selling, general and administrative (SG&A) expense in the condensed consolidated statements of comprehensive income during the three and nine months ended December 31, 2017, respectively. We currently do not anticipate incurring material restructuring charges in future periods, though reduction of our owned retail stores remains a focus.

As a result of the implementation of this restructuring plan, we expect to realize an annualized SG&A expense reduction in the condensed consolidated statements of comprehensive income totaling approximately $85,000 by March 31, 2020. The SG&A savings are expected to be primarily derived from reductions in payroll and related benefits, depreciation and amortization, rent and occupancy costs for retail stores and offices, as well as reductions in other operating costs.

As of December 31, 2017, we realized approximately $45,000 of annualized SG&A expense savings out of the anticipated $85,000 of savings from our restructuring plan. The realized SG&A expense savings by reportable operating segment is set forth as follows:

UGG brand wholesale	$800
Sanuk brand wholesale	1,100
Other brands wholesale	800
Direct-to-Consumer	25,000
Unallocated overhead costs	17,300
Total	$45,000

We expect to realize approximately $40,000 of additional annualized SG&A expense reductions from our restructuring plan. The additional SG&A savings are expected to be primarily derived from further reductions in payroll and related benefits, depreciation and amortization, rent and occupancy expense, and other operating costs related to the termination of retail store leases and the conversion of certain of our foreign owned retail stores to partner retail stores. These additional savings are expected to primarily impact the DTC reportable operating segment and to be fully realized by fiscal year end 2020. However, both the amount and timing of the actual savings we may achieve as a result of the restructuring plan are uncertain based upon numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores and the timing of the realization of those costs, and the actual and estimated results of operations of each store.

Refer to Note 2, "Restructuring," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our restructuring plan.

Operating Profit Improvement Plan. In addition to the approximate $85,000 of gross annualized SG&A expense savings expected from the implementation of our restructuring plan, we also expect that our other transformation initiatives announced in February 2017 will contribute approximately $65,000 of cost of sales and additional SG&A expense improvements, for a total anticipated annual gross cost savings of approximately $150,000. Cost of sales improvements are expected to result from reducing product development cycle times, optimizing material yields, consolidating our factory base, and continuing to move product manufacturing outside of China. Further reductions in SG&A expenses are expected to result from lower corporate infrastructure costs, process improvement efficiencies, and reduced unallocated indirect spend.

The cost of sales improvements are expected to impact each of the reportable operating segments (excluding unallocated overhead costs) in an amount that is generally proportionate with the net sales generated by that reportable operating segment as a percentage of our total net sales. We have achieved approximately 80% of the expected cost of sales improvements as of December 31, 2017. The remaining annualized costs of sales and additional SG&A expense improvements are expected to be realized by fiscal year end 2020.

We expect that the approximately $150,000 of annual gross cost savings will help contribute approximately $100,000 of net annualized operating profit improvement (after reinvestment in marketing and other growth driving initiatives) by fiscal year end 2020. However, both the amount and timing of the actual operating profit improvements we may achieve as a result of these transformation initiatives are uncertain based upon numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit.

Stock Repurchase Program. During the three months ended December 31, 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Upon approval of the new repurchase program, combined with the $65,294 remaining approved amount from our January 2015 stock repurchase program, we had the authority to repurchase up to an aggregate total of $400,294 of our common stock. As of December 31, 2017, the aggregate remaining approved amount was $375,607. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Cash Repatriation. As of December 31, 2017, we had approximately $399,137 of cash and cash equivalents domiciled outside the United States (US). As a result of the recently enacted US H.R.1 on December 22, 2017, also known as the Tax Cuts and Jobs Act (referred to herein as the "Tax Reform Act"), our related foreign earnings are now subject to US federal income tax in transition to a territorial tax regime. If these cash and cash equivalents are repatriated, the amount could be subject to additional foreign withholding and state income taxes. In response to the new regulation, management is authorized to repatriate up to $250,000 of cash and cash equivalents before the end of the fiscal year ending March 31, 2018, with the remainder of available cash and cash equivalents currently expected to be used for ongoing foreign operations. Concurrently, we are re-evaluating our capital allocation strategy and considering further opportunities to put this cash to use in a way that will profitably grow our business and drive stockholder value, including utilizing our current stock repurchase programs. Our cash repatriation strategy and tax related provisional estimates may be impacted by a number of additional considerations, including, but not limited to, the state level income tax impacts of the Tax Reform Act, clarifications of or changes to the Tax Reform Act including the issuance of final regulations, additional accounting or regulatory guidance, our ongoing analysis which may result in changes to various assumptions underlying the estimates, and our actual earnings for the fiscal year ending March 31, 2018. For further details regarding the impacts of the Tax Reform Act during the quarter ended December 31, 2017, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Trends Impacting our Overall Business

Our business, and the industry in which we operate, continues to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales and operating results may continue to be significant. We believe our net sales were positively impacted by weather conditions during the quarter ended December 31, 2017, especially in the US northeast.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions. In particular, brick and mortar retail stores are experiencing significant and prolonged decreases in consumer traffic as customers continue to migrate to shopping online. This shift is impacting the performance of both our DTC business and of our wholesale customers.

•
In light of the shift in consumer shopping behavior, we are seeking to optimize our brick and mortar retail footprint. In pursuing store closures, we have been impacted by costs to exit lease agreements, employee termination costs, retail store fixed asset impairments, and other closure costs. We expect this trend to continue as we further evaluate and optimize our retail fleet. In some cases, we may choose to keep retail stores open until the lease term expires rather than incurring potentially significant lease termination fees.

•
We expect that our E-Commerce business will be a driver of long-term growth, although we expect that the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•
We believe that the continued enhancement of our Omni-Channel capabilities enable us to increasingly engage existing and prospective consumers in a more connected environment and expose them to our brands. In particular, we are working towards a segmented channel and product distribution approach with the goal of continuing to reduce the number of distribution points within the domestic markets to elevate distribution among select customers, and enhancing our distribution footprint within the European and Asian markets, including through the use of partner retail stores.

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

Segment Overview

UGG Brand

The UGG brand has been one of the most iconic and recognized brands in the global footwear industry which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear with expanded product offerings and a growing global audience that attracts women, men, and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to delivering quality and luxuriously comfortable UGG footwear.

•	Evolution of our Classics business through the introduction of products such as the Classic Slim, the Classic Luxe, the Classic Street, and the Classic II.

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

Teva Brand

For over 30 years, the Teva brand has fueled the expression of freedom. The Teva brand pioneered the sport sandal category in 1984 and now is a leader within the sport sandal and modern outdoor lifestyle categories.

Sanuk Brand

The Sanuk brand was founded almost 20 years ago, and from its origins in the Southern California surf culture, has emerged into a brand with an expanding fan base and presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, has contributed to the brand’s identity and growth since its inception and led to successful products such as the Yoga Mat sandal collection and the SIDEWALK SURFERS.

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

Direct-to-Consumer

Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are intertwined and dependent on one another. We believe that many consumers interact with both our brick and mortar stores and our websites before making purchase decisions. In addition, in December 2016 we introduced UGG Closet, our limited E-Commerce outlet channel offering.

Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At December 31, 2017, we had a total of 168 retail stores worldwide, which includes 101 concept stores and 67 outlet stores. During the nine months ended December 31, 2017, we opened six concept and four outlet stores, closed one concept store, and converted one owned outlet store to a partner retail store. Included in the total count of retail stores worldwide are concession stores, which are concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain countries, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of retail stores worldwide. Upon conversion to, or the opening of, partner retail stores, each of these stores become wholly-owned and operated by third parties. Sales made through partner retail stores are included in our UGG brand wholesale reportable operating segment.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to customers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. At December 31, 2017, we operate our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report on Form 10-Q we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe that evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates or to other financial measures presented in accordance with US GAAP.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

The following table summarizes our results of operations:

	Three Months Ended December 31,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$810,478	100.0%	$760,345	100.0%	$50,133	6.6%
Cost of sales	387,007	47.8	376,711	49.5	(10,296)	(2.7)
Gross profit	423,471	52.2	383,634	50.5	39,837	10.4
Selling, general and administrative expenses	230,280	28.4	330,384	43.5	100,104	30.3
Income from operations	193,191	23.8	53,250	7.0	139,941	262.8
Other expense, net	138	—	2,363	0.3	2,225	94.2
Income before income taxes	193,053	23.8	50,887	6.7	142,166	279.4
Income tax expense	106,712	13.2	9,860	1.3	(96,852)	(982.3)
Net income	$86,341	10.7%	$41,027	5.4%	$45,314	110.4%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$501,650	$489,553	$12,097	2.5%
International	308,828	270,792	38,036	14.0
Total	$810,478	$760,345	$50,133	6.6%

Net sales by brand and channel:
UGG brand:
Wholesale	$365,734	$342,019	$23,715	6.9%
Direct-to-Consumer	368,921	362,029	6,892	1.9
Total	734,655	704,048	30,607	4.3
Teva brand:
Wholesale	16,389	12,653	3,736	29.5
Direct-to-Consumer	3,116	1,971	1,145	58.1
Total	19,505	14,624	4,881	33.4
Sanuk brand:
Wholesale	10,366	10,264	102	1.0
Direct-to-Consumer	3,514	3,610	(96)	(2.7)
Total	13,880	13,874	6	—
Other brands:
Wholesale	36,266	23,658	12,608	53.3
Direct-to-Consumer	6,172	4,141	2,031	49.0
Total	42,438	27,799	14,639	52.7
Total	$810,478	$760,345	$50,133	6.6%

Total Wholesale	$428,755	$388,594	$40,161	10.3%
Total Direct-to-Consumer	381,723	371,751	9,972	2.7
Total	$810,478	$760,345	$50,133	6.6%

The increase in net sales was largely due to higher UGG and other brand wholesale and overall DTC sales. During the three months ended December 31, 2017, we experienced an increase in pairs sold to 10,800 compared to 10,200 during the prior period. On a constant currency basis, net sales increased 6.3% during the three months ended December 31, 2017 compared to the prior period.

Wholesale net sales of our UGG brand increased primarily due to a higher volume of pairs sold as well as a slight increase in weighted-average selling price per pair (WASPP). The increase in volume of pairs sold was approximately $21,000, driven by higher international sales. The increase in WASPP was approximately $1,000, driven by fewer closeout sales. Further, we experienced approximately $2,000 in additional apparel and home goods sales compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 7.5% during the three months ended December 31, 2017 compared to the prior period.

Wholesale net sales of our Teva brand increased primarily due to a higher WASPP of approximately $3,000, primarily attributable to changes in product mix, as well as an increase in volume of pairs sold of approximately $1,000, driven by higher international distributor business sales.

Wholesale net sales of our Sanuk brand remained relatively flat due to an increase in WASPP, offset by a lower volume of pairs sold.

Wholesale net sales of our other brands increased primarily due to a higher volume of pairs sold, slightly offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $15,000, primarily driven by the growth of the Hoka brand. The decrease in WASPP was approximately $2,000, primarily attributable to changes in channel mix due to higher Hoka distributor business sales as well as changes in product mix.

DTC net sales increased 2.7% compared to the prior period, largely due to growth in our E-Commerce business. The increase in total DTC net sales was primarily due to a higher volume of pairs sold of approximately $21,000, partially offset by a decrease in WASPP. The decrease in WASPP of approximately $16,000 was due to higher discounted sales through UGG Closet, our limited E-Commerce outlet channel offering, as well as changes in retail store product mix. Further, we experienced an increase in UGG brand apparel and home good sales of approximately $5,000 compared to the prior period. On a constant currency basis, DTC net sales increased 1.4% during the three months ended December 31, 2017 compared to the prior period.

Comparable DTC net sales for the 13 weeks ended December 31, 2017 increased 1.7% on a constant currency basis compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was due to growth in E-Commerce, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 14.0%. International sales represented 38.1% and 35.6% of total net sales for the three months ended December 31, 2017 and 2016, respectively. The increase in international sales was primarily due to higher sales for the UGG and Hoka brands in Europe and Asia. On a constant currency basis, international sales increased 10.1% during the three months ended December 31, 2017 compared to the prior period.
Gross Profit. Gross margin was 52.2% for the three months ended December 31, 2017 compared to 50.5% for the three months ended December 31, 2016. The increase in gross margin was primarily driven by lower input costs as we execute our supply chain initiatives through our operating profit improvement plan, a higher proportion of full-priced selling, as well as favorable foreign currency fluctuations compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was primarily due to:

•
significantly decreased impairment and depreciation costs of approximately $124,000, including the recording of an impairment charge for the Sanuk brand wholesale reportable operating segment goodwill and patent in the amount of approximately $118,000, as well as retail store impairments and closure-related expenses, incurred in the prior period;

•
increased payroll costs of approximately $20,500, primarily due to higher performance-based compensation and long-term incentive compensation costs of approximately $19,000, as well as costs for our in-house converted sales team;

•
increased other operating expenses of approximately $7,500, primarily driven by higher professional and consulting service costs associated with our proxy contest and related legal matters incurred during the quarter;

•	increased advertising, promotion, and other operating expenses of approximately $6,600, primarily driven by the strategic realignment of UGG marketing expenses with peak sales periods;

•	decreased commission expenses of approximately $5,700, largely driven by the conversion of sales agent agreements to an in-house sales team in the prior period;

•	increased warehouse related expenses of approximately $3,000, primarily due to new North American third party logistic provider costs and higher warehouse costs in Europe in the current period;

•
decreased foreign currency losses of approximately $3,000 due to favorable exchange rates for European and Asian currencies, partially offset by higher realized losses on hedging instruments on foreign currency exchange rate forward contracts compared to the prior period;

•	decreased bad debt expense of approximately $2,800, primarily attributable to the release of reserves for prior period customer past due accounts; and

•
decreased rent and occupancy expenses of approximately $1,700, primarily due to fewer retail stores and related costs, including restructuring charges for lease termination costs incurred in the prior period.

Income from Operations. The following table summarizes operating income (loss) from operations by reportable operating segment with a reconciliation to the condensed consolidated statements of comprehensive income:

	Three Months Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$125,381	$107,335	$18,046	16.8%
Teva brand wholesale	762	(560)	1,322	236.1
Sanuk brand wholesale	(350)	(119,968)	119,618	99.7
Other brands wholesale	1,848	(958)	2,806	292.9
Direct-to-Consumer	136,034	122,158	13,876	11.4
Unallocated overhead costs	(70,484)	(54,757)	(15,727)	(28.7)
Total	$193,191	$53,250	$139,941	262.8%

The increase in total income from operations primarily resulted from higher sales at higher gross margins, as well as lower overall SG&A expenses, primarily driven by approximately $124,000 of impairment and restructuring charges incurred in the prior period, as described above.

The increase in income from operations of UGG brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets incurred in the prior period, as well as sales at higher gross margins in the current period.

The increase in income from operations of other brands wholesale was due to higher Hoka brand sales, partially offset by higher SG&A expenses, primarily driven by higher variable selling and marketing expenses.

The increase in income from operations of DTC was primarily due to higher sales in our E-Commerce business at slightly higher gross margins as well as lower SG&A expenses, primarily driven by lower restructuring charges for retail stores compared to the prior period.

The increase in unallocated overhead costs was primarily due to higher performance-based compensation, professional and consulting services costs, as well as warehouse and third party logistic provider costs, partially offset by favorable fluctuations in European and Asian exchange rates for various foreign currencies. The increase in performance-based compensation reflects management's determination that it is probable that the performance criteria associated with certain compensatory awards will be achieved as compared to the prior period. The increase in professional and consulting service costs is driven by higher costs associated with our proxy contest and related legal matters compared to the prior period. The increase in warehouse costs, compared to the prior period, was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated overhead costs based on a determination that the warehouses support multiple reportable operating segments as well as a new North American third party logistics provider.

Refer to Note 12, "Reportable Operating Segments," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities during the three months ended December 31, 2017 compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The income tax expense and the effective income tax rates were as follows:

	Three Months Ended December 31,
	2017	2016
Income tax expense	$106,712	$9,860
Effective income tax rate	55.3%	19.4%

The change in the effective tax rate was primarily due to the enactment of the Tax Reform Act. Of the total income tax expense recorded during the three months ended December 31, 2017, approximately $13,400 was recorded for the re-measurement of our deferred tax assets in the condensed consolidated statements of comprehensive income. We also recorded provisional estimates for deemed repatriation of foreign earnings, including discrete tax impacts of approximately $52,800 as well as an impact through the consolidated annual effective tax rate of $8,639. These provisional estimates were offset by a benefit of $2,819 recorded through the consolidated annual effective tax rate due to the reduction of the US federal income tax rate from 35% to 31.5%. For further details regarding the impacts of the Tax Reform Act during the three months ended December 31, 2017, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to the section above entitled "Recent Developments" for further information regarding our cash repatriation strategy.

Our effective tax rate was further impacted by the change in the jurisdictional mix of expected worldwide income before income taxes in the current period, as well as the discrete tax impact of the goodwill impairment charges recorded during the quarter ended December 31, 2016. The change in jurisdictional mix was primarily related to larger improvements in foreign income before income taxes relative to worldwide income before income taxes compared to the prior period.

Foreign income before income taxes was $95,053 and $44,887 and worldwide income before income taxes was $193,053 and $50,887 during the three months ended December 31, 2017 and 2016, respectively. The increase in foreign income before income taxes was primarily due to an increase in foreign sales and the reduction of foreign operating expenses during the three months ended December 31, 2017 compared to the prior period. The decrease in foreign income before income taxes as a percentage of worldwide income before taxes was primarily due to the Sanuk brand goodwill and patent impairment charges recorded during the prior period as well as lower domestic operating expenses during the three months ended December 31, 2017 compared to the prior period.

Net Income. Our net income increased primarily due to higher sales and gross margins, as well as lower SG&A expenses primarily driven by lower impairment and restructuring charges, described above, partially offset by higher income tax expense driven by the enactment of the Tax Reform Act. Our net income per share increased due to higher net income and lower weighted average common shares outstanding.

Other Comprehensive Income. Other comprehensive income increased due to lower unrealized hedging instrument losses on foreign currency exchange rate forward contracts as well as higher foreign currency translation gains driven by changes in our net asset position and European and Asian exchange rates during the three months ended December 31, 2017 compared to the prior period.

Results of Operations

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,502,655	100.0%	$1,420,682	100.0%	$81,973	5.8%
Cost of sales	763,442	50.8	744,371	52.4	(19,071)	(2.6)
Gross profit	739,213	49.2	676,311	47.6	62,902	9.3
Selling, general and administrative expenses	534,923	35.6	647,357	45.6	112,434	17.4
Income from operations	204,290	13.6	28,954	2.0	175,336	605.6
Other expense, net	1,503	0.1	4,476	0.3	2,973	66.4
Income before income taxes	202,787	13.5	24,478	1.7	178,309	728.4
Income tax expense	109,008	7.3	3,064	0.2	(105,944)	(3,457.7)
Net income	$93,779	6.2%	$21,414	1.5%	$72,365	337.9%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Nine Months Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$925,040	$911,322	$13,718	1.5%
International	577,615	509,360	68,255	13.4
Total	$1,502,655	$1,420,682	$81,973	5.8%

Net sales by brand and channel:
UGG brand:
Wholesale	$751,057	$725,772	$25,285	3.5%
Direct-to-Consumer	498,697	482,295	16,402	3.4
Total	1,249,754	1,208,067	41,687	3.5
Teva brand:
Wholesale	65,006	54,424	10,582	19.4
Direct-to-Consumer	13,588	12,048	1,540	12.8
Total	78,594	66,472	12,122	18.2
Sanuk brand:
Wholesale	44,673	47,596	(2,923)	(6.1)
Direct-to-Consumer	10,605	11,854	(1,249)	(10.5)
Total	55,278	59,450	(4,172)	(7.0)
Other brands:
Wholesale	103,752	76,899	26,853	34.9
Direct-to-Consumer	15,277	9,794	5,483	56.0
Total	119,029	86,693	32,336	37.3
Total	$1,502,655	$1,420,682	$81,973	5.8%

Total Wholesale	$964,488	$904,691	$59,797	6.6%
Total Direct-to-Consumer	538,167	515,991	22,176	4.3
Total	$1,502,655	$1,420,682	$81,973	5.8%

The increase in net sales was primarily due to higher UGG, Teva and other brands wholesale and overall DTC sales, partially offset by lower Sanuk brand wholesale sales. During the nine months ended December 31, 2017, we experienced an increase in pairs sold to 23,800 compared to 22,900 during the prior period. On a constant currency basis, net sales increased 5.9% during the nine months ended December 31, 2017 compared to the prior period.

Wholesale net sales of our UGG brand increased primarily due to a higher volume of pairs sold, offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $38,000, mostly attributable to higher international sales. The decrease in WASPP was approximately $17,000, primarily attributable to changes in product mix, partially offset by fewer domestic closeout sales. Further, we experienced approximately $4,000 in additional apparel and home goods sales compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 4.0% during the nine months ended December 31, 2017 compared to the prior period.

Wholesale net sales of our Teva brand increased due to higher WASPP of approximately $9,000 and an increase in volume of pairs sold of approximately $2,000, mostly due to changes in product mix and fewer closeout sales.

Wholesale net sales of our Sanuk brand decreased primarily due to a lower volume of pairs sold, partially offset by an increase in WASPP. The decrease in the volume of pairs sold was approximately $7,000, mostly due to a reduction in international distribution as well as fewer domestic closeout sales. The increase in WASPP was approximately $4,000, primarily attributable to changes in product mix as well as fewer domestic closeout sales at higher prices.

Wholesale net sales of our other brands increased primarily due to a higher volume of pairs sold, slightly offset by a decrease in WASPP. The increase in the volume of pairs sold was approximately $32,000, primarily driven by the growth of the Hoka brand. The decrease in WASPP was approximately $5,000, mostly attributable to changes in channel mix due to higher Hoka distributor business sales as well as changes in product mix.

DTC net sales increased 4.3% compared to the prior period, largely due to growth in our E-Commerce business. The increase in total DTC net sales was primarily due to a higher volume of pairs sold of approximately $44,000, partially offset by a decrease in WASPP of approximately $30,000. The decrease in WASPP was due to higher discounted sales through UGG Closet, our limited E-Commerce outlet channel offering, as well as changes in product mix in our retail stores. Further, we experienced an increase in UGG brand apparel and home good sales of approximately $8,000 compared to the prior period. On a constant currency basis, DTC net sales increased 3.7% during the nine months ended December 31, 2017 compared to the prior period.

Comparable DTC net sales for the 39 weeks ended December 31, 2017 increased 3.9% on a constant currency basis compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was primarily due to growth in E-Commerce, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 13.4%. International sales represented 38.4% and 35.9% of worldwide net sales for the nine months ended December 31, 2017 and 2016, respectively. The increase in international sales was primarily due to higher sales for the UGG and Hoka brands in Europe and Asia. On a constant currency basis, international sales increased 11.4% during the nine months ended December 31, 2017 compared to the prior period.
Gross Profit. Gross margin was 49.2% for the nine months ended December 31, 2017 compared to 47.6% for the nine months ended December 31, 2016. The increase in gross margin was primarily driven by lower input costs as we execute our supply chain initiatives through our operating profit improvement plan as well as a higher proportion of full-priced selling compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 was primarily due to:

•
significantly decreased impairment and depreciation costs of approximately $125,000, including the recording of an impairment charge for the Sanuk brand wholesale reportable operating segment goodwill and patent in the amount of approximately $118,000, as well as retail store impairments and closure related expenses, incurred in the prior period;

•
increased payroll costs of approximately $26,000, primarily due to higher performance-based compensation and long-term incentive compensation costs of approximately $21,000, as well as costs for our in-house converted sales team;

•	decreased commission expenses of approximately $11,900, largely driven by the conversion of sales agent agreements to an in-house sales team in the prior period;

•	increased professional and consulting costs of approximately $7,900, primarily driven by costs associated with our proxy contest and related legal matters incurred during the current period;

•
decreased foreign currency losses of approximately $4,900 due to favorable exchange rates for European and Asian currencies, partially offset by higher realized losses on hedging instruments on foreign currency exchange rate forward contracts compared to the prior period;

•	increased warehouse related expenses of approximately $4,400 due to new North American third party logistics provider costs and higher warehouse costs in Asia in the current period;

•	decreased other operating expenses of approximately $4,400, primarily driven by lower general supply and overhead expenses primarily driven by cost savings initiatives compared to the prior period;

•
decreased rent and occupancy expenses of approximately $4,100, primarily due to fewer retail stores and related costs, including restructuring charges for lease termination costs incurred in the prior period;

•	increased bad debt expense of approximately $1,200, primarily attributable to the recent payment history on an unsettled customer account in the current period; and

•	decreased advertising and promotion and other operating expenses of approximately $1,100, primarily driven by the timing of expenses compared to the prior period as well as cost savings initiatives.

Income from Operations. The following table summarizes operating income from operations by reportable operating segment with a reconciliation to the condensed consolidated statements of comprehensive income:

	Nine Months Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$241,578	$209,633	$31,945	15.2%
Teva brand wholesale	7,621	(819)	8,440	1,030.5
Sanuk brand wholesale	5,295	(115,998)	121,293	104.6
Other brands wholesale	10,917	(226)	11,143	4,930.5
Direct-to-Consumer	120,529	96,647	23,882	24.7
Unallocated overhead costs	(181,650)	(160,283)	(21,367)	(13.3)
Total	$204,290	$28,954	$175,336	605.6%

The increase in total income from operations primarily resulted from higher sales at higher gross margins, as well as lower overall SG&A expenses, primarily driven by approximately $125,000 of impairment and restructuring charges incurred in the prior period, as described above.

The increase in income from operations of UGG brand wholesale was due to higher sales at higher gross margins as well as lower SG&A expenses, primarily driven by lower selling and marketing costs.

The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets incurred in the prior period as well as sales at higher gross margins.

The increase in income from operations of other brands wholesale was primarily due to higher Hoka brand sales, partially offset by higher SG&A expenses driven by higher selling and marketing costs.

The increase in income from operations of DTC was primarily due to higher sales in our E-Commerce business at higher gross margins as well as lower overall SG&A expenses driven by lower restructuring charges for retail stores compared to the prior period.

The increase in unallocated overhead costs was primarily due to higher performance-based compensation, professional and consulting service costs, as well as warehouse and third party logistic provider costs, partially offset by favorable fluctuations in European and Asian exchange rates for various foreign currencies. The increase in performance-based compensation reflects management's determination that it is probable that the performance criteria associated with certain compensatory awards will be achieved as compared to the prior period. The increase in professional and consulting service costs is driven by higher costs associated with our proxy contest and related legal matters compared to the prior period. The increase in warehouse costs, compared to the prior period, was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated overhead costs based on a determination that the warehouses support multiple reportable operating segments as well as a new North American third party logistics provider.

Refer to Note 12, "Reportable Operating Segments," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities, as well as higher interest income on higher average cash balances during the nine months ended December 31, 2017 compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The income tax expense and the effective income tax rates were as follows:

	Nine Months Ended December 31,
	2017	2016
Income tax expense	$109,008	$3,064
Effective income tax rate	53.8%	12.5%

The change in the effective tax rate was primarily due to the enactment of the Tax Reform Act. Of the total income tax expense recorded during the nine months ended December 31, 2017, approximately $13,400 was recorded for the re-measurement of our deferred tax assets in the condensed consolidated statements of comprehensive income. We also recorded provisional estimates for deemed repatriation of foreign earnings, including discrete tax impacts of approximately $52,800 as well as an impact through the consolidated annual effective tax rate of $8,639. These provisional estimates were offset by a benefit of $2,819 recorded through the consolidated annual effective tax rate due to the reduction of the US federal income tax rate from 35% to 31.5%. For further details regarding the impacts of the Tax Reform Act during the nine months ended December 31, 2017, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to the section above entitled "Recent Developments" for further information regarding our cash repatriation strategy.

Our effective tax rate was further impacted by the change in the jurisdictional mix of expected worldwide income before income taxes in the current period, as well as the discrete tax impact of the goodwill impairment charges recorded during the quarter ended December 31, 2016. The change in jurisdictional mix was primarily related to larger improvements in foreign income before income taxes relative to worldwide income before income taxes compared to the prior period.

Foreign income before income taxes was $133,826 and $44,153 and worldwide income before income taxes was $202,787 and $24,478 during the nine months ended December 31, 2017 and 2016, respectively. The increase in foreign income before income taxes was primarily due to an increase in foreign sales and lower foreign operating expenses during the nine months ended December 31, 2017 compared to the prior period. The decrease in foreign income before income taxes as a percentage of worldwide income before taxes was primarily due to the Sanuk brand goodwill and patent impairment charges recorded during the nine months ended December 31, 2016 in addition to improvements in domestic operating expenses during the nine months ended December 31, 2017.

Net Income. Our net income increased primarily due to higher sales and gross margins as well as lower SG&A expenses primarily driven by lower impairment and restructuring charges, described above, partially offset by higher income tax expense driven by the enactment of the Tax Reform Act. Our net income per share increased due to higher net income and lower weighted average common shares outstanding.

Other Comprehensive Income. Other comprehensive income increased due to higher foreign currency translation gains driven by changes in our net asset position and in European and Asian exchange rates, partially offset by higher unrealized hedging losses on foreign currency exchange rate forward contracts during the nine months ended December 31, 2017 compared to the prior period.

Liquidity and Capital Resources

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and the borrowing capacity available under our revolving credit facilities, as needed.

Our cash flow cycle includes the purchase of, or deposits for, raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30th and September 30th to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30th and December 31st; whereas the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31st and March 31st in anticipation of the spring selling season that occurs in the quarters ending March 31st and June 30th. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has historically been provided using our cash balances, cash from ongoing operating activities and borrowings under our credit agreements.

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

As of December 31, 2017, we had approximately $399,137 of cash and cash equivalents domiciled outside the US. In response to the enactment of the Tax Reform Act, management is authorized to repatriate up to $250,000 of cash and cash equivalents before the end of the fiscal year ending March 31, 2018, with the remainder of available cash and cash equivalents currently expected to be used for ongoing foreign operations. Our current cash repatriation strategy will further enhance our liquidity position and provide us with additional flexibility to re-evaluate our capital allocation strategy. However, if these cash and cash equivalents are repatriated the amount could be subject to additional foreign withholding and state income taxes.

Further, risks and uncertainties that could impact our liquidity include the following:

•	our worldwide sales, profit margin, the perception of our brands among retail consumers and wholesale customers;

•	our ability to respond to changes in consumer preferences;

•	our ability to collect our receivables in a timely manner;

•	our ability to effectively manage our inventories;

•	our ability to respond to ongoing changes in the retail environment;

•	unexpected changes in weather conditions; and

•	the timing and amount of any additional tax liabilities relating to the Tax Reform Act, including our intent to repatriate our foreign cash balances, among others.

Furthermore, we may require additional cash resources due to changing business conditions, economic recession, or other future developments including any investments or acquisitions we may decide to pursue. If our existing sources of liquidity are insufficient to satisfy our cash requirements, we may seek to borrow under our existing borrowing arrangements, seek new borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations that could result in operating and financial covenants that would restrict our operations and could further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Refer to the section above entitled "Recent Developments" for further information regarding available cash repatriation that impacts our expectation of our capital allocation strategy, cash flow generating capabilities and the impact to our liquidity.

Capital Resources

Domestic Credit Facility. As of December 31, 2017, we had no outstanding balance and available borrowings of $399,451 under our Domestic Credit Facility. The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility. At February 9, 2018, we had no outstanding balance and available borrowings of $399,451 under our Domestic Credit Facility.

China Credit Facility. As of December 31, 2017, we had no outstanding balance and available borrowings of $46,065 under our China Credit Facility. At February 9, 2018, we had no outstanding balance and available borrowings of $46,065 under our China Credit Facility.

Japan Credit Facility. As of December 31, 2017, we had no outstanding balance and available borrowings of approximately $48,817 under our Japan Credit Facility. At February 9, 2018, we had no outstanding balance and available borrowings of $48,817 under our Japan Credit Facility.

Mortgage. As of December 31, 2017, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $32,227. The loan will mature and require a balloon payment in the amount of $23,700 on July 1, 2029 in addition to any then-outstanding balance.

Debt Covenants. At December 31, 2017, we were in compliance with all debt covenants under our borrowing arrangements and we remain in compliance at February 9, 2018.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our revolving credit facilities.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended December 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$253,096	$168,061	$85,035	50.6%
Net cash used in investing activities	(21,402)	(36,710)	15,308	41.7
Net cash used in financing activities	(32,592)	(71,762)	39,170	54.6

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments and changes in working capital.

The increase in net cash provided by operating activities during the nine months ended December 31, 2017 compared to the prior period was due to an increase in net income of $72,365 to $93,779, primarily adjusted for depreciation and amortization, deferred tax expense and stock-based compensation. The change in deferred tax expense resulted from the re-measurement of deferred tax assets due to the enactment of the Tax Reform Act. Operating assets and liabilities were positively impacted by $84,752, primarily resulting from changes in trade accounts payable, accrued expenses, income taxes payable and long-term liabilities, partially offset by changes in accounts receivable and net inventories. The changes in accounts receivable, trade accounts payable and accrued expenses are primarily due to timing differences compared to the prior period. The changes in income tax payable and long-term liabilities, which includes long-term taxes payable, was driven by the enactment of the Tax Reform Act, specifically from the deemed repatriation of foreign earnings. The increase in net inventories is primarily due to the Hoka and UGG brands to support business growth.

Inventory turnover increased to 2.3 times during the trailing twelve months ended December 31, 2017 compared to 2.2 times during the twelve months ended December 31, 2016 due to lower average inventory levels and higher costs of sales for the trailing twelve month comparative periods. Wholesale channel accounts receivable turnover remained flat at 5.8 times during the trailing twelve months ended December 31, 2017 and 2016.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended December 31, 2017 compared to the prior period was due to lower capital expenditures for property and equipment primarily driven by lower expenditures on real property acquisitions, retail stores and showrooms, as well as and IT infrastructure and improvements, partially offset by higher warehouse build-out costs associated with the expansion of our warehouse and distribution center located in Moreno Valley, California.

At December 31, 2017, we had approximately $11,700 of material commitments for future capital expenditures, primarily related to the build out and expansion of the warehouse and distribution center located in Moreno Valley,

California. We estimate that the remaining capital expenditures for fiscal year 2018 will range from approximately $17,000 to $18,000. We anticipate these expenditures will primarily relate to the build-out of our global warehouse and distribution center facilities, and purchases for IT infrastructure and system improvements. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility build-outs, as well as unforeseen needs to replace existing assets and the timing of other expenditures.

Financing Activities. The decrease in net cash used in financing activities during the nine months ended December 31, 2017 compared to the prior period was primarily due to lower net borrowings and repayments of short-term borrowings and the final Sanuk brand contingent consideration payment made in the prior period, partially offset by larger share repurchases compared to the prior period. During the nine months ended December 31, 2017, we made repurchases of shares under our stock repurchase programs for $24,687 compared to $12,572 in the prior period. During the nine months ended December 31, 2016, we made the final Sanuk contingent consideration payment in the amount of $19,784.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Refer to Note 7, "Commitments and Contingencies," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information relating to our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

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

Refer to Note 1, "General," of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. While there have historically been significant changes in the price of sheepskin, the price of sheepskin has stabilized in recent years. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our condensed consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

Foreign Currency Exchange Rate Risk. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency exchange rate risk from existing assets and liabilities. Other than changes in the amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. There has been recent increased volatility with respect to the exchange rates between US dollars and both British Pounds and Euros. This increased volatility may be due in part to tax, importation and other policies being contemplated by the US government, the withdrawal by the United Kingdom from the European Union (commonly referred to as Brexit) and other global economic and political issues. We do not know whether this level of volatility will increase or decrease in the future. At February 9, 2018, we are not aware of any factors that are expected to result in a material change in the general nature of our primary market risk exposure.

As of December 31, 2017, the total notional value of foreign currency exchange rate forward contracts was $62,549 and the fair value of these financial instruments, in the amount of $130 and $2,221, were recorded in other current assets and other current liabilities, respectively, in the condensed consolidated balance sheets. As of December 31, 2017, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $1,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effect such hypothetical changes may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. Subsequent to December 31, 2017, we entered into Designated Derivative Contracts with a notional value totaling $90,091, which are expected to mature over the next 15 months and no Non-Designated Derivative Contracts. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," of our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on our foreign currency exchange rate forward contracts.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. Our foreign currency exchange rate risk is generated primarily from our European and Asian operations. Approximately $282,119, or 34.8%, and $491,547, or 32.7%, of our total net sales for the three and nine months ended December 31, 2017, respectively, and $255,126, or 33.6%, and $435,659, or 30.7%, for the three and nine months ended December 31, 2016, respectively, were denominated in foreign currencies. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US-dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US-dollar functional. We re-measure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currencies are their designated functional currencies, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates as of the end of the reporting period, which results in financial statement translation gains and losses recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate, the federal funds effective rate, and the London Interbank Offered Rate (LIBOR). Our Domestic Credit Facility, at our election, provides for interest on outstanding borrowings at interest rates tied to adjusted LIBOR or the Alternative Base Rate (ABR), and is variable based on our total adjusted leverage ratio each quarter. The ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.50%. As of December 31, 2017, the effective LIBOR and ABR rates were 3.06% and 5.00%, respectively. Our China Credit Facility provides for interest on outstanding borrowings at 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%, and the total effective interest rate was 5.00% as of December 31, 2017. Our Japan Credit Facility provides for interest on outstanding borrowings at an interest rate based on the Tokyo Interbank Offered Rate for three months plus 0.40%, and the total interest rate was 0.45% as of December 31, 2017.

A hypothetical 1.0% increase in interest rates under each of the three revolving credit facility agreements would have resulted in an aggregate increase to interest expense of approximately $500 for the nine months ended December 31, 2017. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information about our revolving credit facilities.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (as amended, the Exchange Act)) which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, to this Quarterly Report on Form 10-Q. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References within Part II, to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

Unless otherwise specifically indicated, all amounts in Part II are expressed in thousands, except for share data.

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

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the United States (US) District Court for the Northern District of Illinois Eastern Division against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin and declaratory judgment that certain of our US design patents are invalid and unenforceable. The counterclaims seek declaratory judgment, an injunction, cancellation of certain of our US trademark registrations, compensatory damages, attorneys' fees and other relief. We believe the counterclaims are without merit and intend to defend the counterclaims vigorously. While we believe there is no legal basis for liability, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business. Further, due to uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time. There has been no material change in the status of the above matter since that reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on May 30, 2017 (2017 Annual Report).

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information of this Quarterly Report on Form 10-Q, including in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our 2017 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

During the quarter ended December 31, 2017, there were no material changes to the risks and uncertainties described in the section entitled "Risk Factors" in Part 1, Item 1A of our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, our Board approved a stock repurchase program which authorized us to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. In October 2017, our Board authorized a new $335,000 stock repurchase program. Upon approval of the new repurchase program, and combined with the $65,294 remaining approved amount from the previously announced stock repurchase program, we had the authority to repurchase up to an aggregate total of $400,294 of our common stock. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

During the nine months ended December 31, 2017, we repurchased 360,735 shares for $24,687 at an average price of $68.44 per share. Since inception through December 31, 2017, we have repurchased an aggregate of 2,380,584 shares for $159,393 at an average price of $66.96 per share, leaving the aggregate remaining approved amount at $375,607.

Subsequent to December 31, 2017, we repurchased 213,909 shares for $20,205 at an average price of $94.46 per share. Since inception through February 7, 2018, we have repurchased an aggregate of 2,594,493 shares for $179,598 at an average price of $69.22 per share, leaving the aggregate remaining approved amount at $355,402.

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
Date: February 9, 2018