Form 10-K
period 2018-03-31
DECKERS OUTDOOR CORP
filed 2018-05-30
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Fiscal Year Ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At September 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $2,180,262,000, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant's common stock on the New York Stock Exchange on that date, which was $68.41. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 11, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 30,447,808.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on May 30, 2018 (Annual Report on Form 10-K), and the information and documents incorporated by reference in this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Annual Report on Form 10-K, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position, and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report on Form 10-K, and the information and documents incorporated by reference in this Annual Report on Form 10-K, contain forward-looking statements relating to, among other things:

•	the results of and costs associated with our restructuring and operating profit improvement plans;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to our brands and products;

•	the purchasing trends impacting the buying patterns of wholesale customers and retail consumers;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	expectations regarding and trends affecting our financial condition, operating results, capital expenditures, liquidity, or cash flows;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	our plans to consolidate certain United States distribution center operations;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	availability and cost of raw materials;

•	the value of goodwill and other intangible assets, and future write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	the repatriation of certain cash and cash equivalents balances currently domiciled outside the United States and the related tax impact on us of that decision;

•	potential impacts of our ongoing operational system upgrades;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry, and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, as well as in our other filings with the SEC. You should read this Annual Report on Form 10-K, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I

References in this Annual Report on Form 10-K to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), Hoka One One® (Hoka), Koolaburra® (Koolaburra), Ahnu® (Ahnu) and UGGpureTM (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all dollar amounts in Items 1, 1A, 2, and 3 herein are expressed in thousands, except for per share data. The defined periods for the fiscal years ended March 31, 2018, 2017, and 2016 are stated herein as "year ended" or "years ended".

Item 1. Business

General

Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under five proprietary brands: UGG, Koolaburra, Hoka, Teva and Sanuk. We believe that our products are distinctive and appeal broadly to women, men and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our Direct-to-Consumer (DTC) business, which is comprised of our retail stores and E-Commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent manufacturers, primarily in Asia.

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan which is designed to realign our brands, optimize our retail store fleet, and consolidate our management and operations. As part of this restructuring plan, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands. In general, the intent of the restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration.

In connection with our restructuring plan, we have closed 32 retail stores as of March 31, 2018, including five stores in fiscal year 2016 and 20 in fiscal year 2017, and consolidated our brand operations and corporate headquarters. We have incurred cumulative restructuring charges of $55,324 through March 31, 2018, with $1,667, $28,984, and $22,824 of restructuring charges recorded in selling, general and administrative (SG&A) expense during the years ended March 31, 2018, 2017, and 2016, respectively, and $1,849 in cost of sales during fiscal year 2016 in the consolidated financial statements. We currently do not anticipate incurring material restructuring charges in future periods, though optimization of our owned retail stores remains a focus.

We anticipate closing stores or converting stores to partner retail stores in our wholesale channel, as we continue our strategy of retail store and fleet optimization. We continue to drive and are evolving our retail store and fleet optimization strategies in line with our long-term objectives, and we are targeting a global retail store count of approximately 125 owned stores. While we are seeing initial signs of improvement, our decision to open or close store locations will be evaluated based on the operating results of each store and our retail store and fleet optimization strategies, which may ultimately impact our global retail store count.

As a result of the implementation of our restructuring plan, we expect to realize an annualized gross SG&A expense savings in the consolidated statements of comprehensive income (loss) totaling approximately $85,000 by March 31, 2020. The SG&A expense savings are expected to be primarily derived from reductions in operating costs related to the termination of retail store leases and the conversion of certain of our foreign owned retail stores to partner retail stores, as well as a reduction in overhead costs, including payroll and related benefits, depreciation and amortization, and rent and occupancy costs, among others. As of March 31, 2018, we realized approximately $54,000 of annualized

SG&A expense savings out of the anticipated $85,000 of savings from our restructuring plan. We expect to realize approximately $31,000 of additional annualized SG&A expense savings from our restructuring plan. The additional annualized SG&A expense savings are expected to be primarily derived from further reductions in retail store-related costs, including those listed above. However, both the amount and timing of the actual savings we may achieve as a result of our restructuring plan are uncertain and are based upon numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores, and the actual and estimated results of operations of each store.

Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, "Restructuring," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our restructuring efforts and the impact on our results of operations and reportable operating segments.

Operating Profit Improvement Plan. In addition to the approximate $85,000 of gross annualized SG&A expense savings expected from the implementation of our restructuring plan, as discussed above, we also expect that our other transformation initiatives, announced in February 2017, will result in approximately $65,000 of additional annualized cost of sales improvements and SG&A expense savings, for a total anticipated annual gross cost savings of approximately $150,000. Cost of sales improvements are expected to result from reducing product development cycle times, optimizing material yields, consolidating our factory base, and continuing to move product manufacturing outside of China. Further SG&A expense savings are expected to result from lower corporate infrastructure costs, process improvement efficiencies, and reduced unallocated indirect spend. We have achieved approximately 90% of the expected cost of sales improvements as of March 31, 2018. The remaining additional annualized costs of sales and SG&A expense savings are expected to be realized by the end of fiscal year 2020.

We expect that the approximate $150,000 of annual gross cost savings will result in approximately $100,000 of net annualized operating profit improvement (after reinvestment in marketing and other growth driving initiatives) by the end of fiscal year 2020. However, both the amount and timing of the actual operating profit improvements we may achieve as a result of these transformation initiatives are uncertain and are based upon numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit.

Products and Brands

We currently market our products primarily under five propriety brands, composed of our three primary brands and our other brands. Collectively, our brands compete across the fashion and casual lifestyle, outdoor, and running markets.

UGG. The UGG brand is one of the most iconic and recognized brands in our industry which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel and accessories with expanded product offerings and a growing global audience that attracts women, men and children. We intend to continue diversifying the UGG brand by driving more year-round product sales, including spring and summer footwear, men's products, apparel, home goods and accessories. The UGG brand is sold both domestically and internationally in key markets including the United States (US), United Kingdom (UK), Germany, China, Japan, and Canada, among others.

Teva. Teva is a modern active lifestyle brand, born from the outdoors and rooted in adventure. As the originator of the sport sandal, the Teva brand's product line now includes sandals, shoes, and boots.

During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective as of the beginning of fiscal year 2018, operations for the Ahnu brand were discontinued and certain remaining styles are sold under the Teva brand.

Sanuk. Sanuk is a global lifestyle footwear brand rooted in Southern California surf culture. The brand has a history of product innovation and comfort with a full range of footwear.

Other Brands. Other brands consist of: Hoka, a line of premium, running footwear and apparel that offers maximal cushioning with minimal weight and is designed for runners of all capacities, and Koolaburra, a line of fashion casual footwear using sheepskin and other plush materials.

Sales and Distribution

US Distribution. In our wholesale channel, we distribute our products in the US through sales representatives, who are organized by account type or geographically and by brand. In addition to our wholesale channel, we also sell products directly to consumers through our DTC business.

Currently, our sales force is generally separated by brand, as each brand generally has certain specialty consumers. However, there is some overlap between the sales teams and customers, and we have aligned our brands' sales forces to position them for the future of the brands.

We distribute products sold in the US through our distribution centers in Camarillo and Moreno Valley, California, as well as through a third-party logistics provider (3PL) in Pennsylvania. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers.

While we continue to operate our distribution center in Camarillo, we are currently working to move all of our Camarillo distribution operations to our Moreno Valley location by the end of calendar year 2019. In June 2017, we exercised our option to expand and extend the lease of our warehouse and distribution center located in Moreno Valley, California through June 2028. Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further disclosure and discussion.

International Distribution. Internationally, in our wholesale channel, we distribute our products through independent distributors and wholly-owned subsidiaries in many regions and countries, including Europe, Asia-Pacific, Latin America, and Canada, among others. We also sell products internationally, particularly in China, through partner retail stores, which are branded stores that are wholly-owned and operated by third parties. When a partner retail store is opened or a company-owned retail store is converted into a partner retail store, the related sales are recorded in our UGG or Sanuk brands wholesale reportable operating segment. In addition, in certain countries we sell products through our DTC business. For our wholesale and DTC businesses, we distribute our products through a number of distribution centers managed by 3PLs in certain international locations.

UGG Wholesale. We sell the UGG brand primarily through domestic higher-end department stores such as Nordstrom, Dillard's, and Macy's, as well as lifestyle retailers such as Journeys, and online retailers such as Amazon and Zappos.com. As the retail marketplace continues to evolve and change to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution approach and segmentation.

Teva Wholesale. We sell our Teva brand footwear primarily through specialty outdoor, sporting goods, and department stores, including retailers such as REI, Famous Footwear, DSW, and online retailers such as Amazon and Zappos.com.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic independent action sports and outdoor specialty footwear retailers and larger national retail chains, including Journeys, Dillard's, DSW, REI, and online retailers such as Amazon and Zappos.com.

Other Brands Wholesale. Our other brands are sold primarily through domestic specialty running and department stores, outdoor and independent specialty retailers, and through online retailers. Key accounts of the Hoka brand include Running Warehouse, Road Runner Sports, Running Specialty Group, REI, and Zappos.com. Key accounts of the Koolaburra brand include Kohl's and Rack Room Shoes.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and interdependent. We believe that many consumers interact with both our brick and mortar stores and our websites before making purchasing decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined and help improve our inventory productivity include the following:

•	“UGG Rewards”: We have implemented a consumer loyalty program under which points and awards are earned across the DTC business.

•	“Infinite UGG”: We provide online shopping access inside retail stores for all SKUs available on our E-Commerce websites.

•
"Ship from Store": Inventory that is available in our stores, but is out of stock online can be shipped from our stores. Future advancements in this capability will use algorithms to select the optimal fulfillment source.

•
"UGG Closet": A limited E-Commerce outlet channel which we have offered since December 2016. The online portal functions similarly to an outlet store in that it provides a way to closeout inventory directly to consumers.

•	“Buy Online / Return in-Store”: Our consumers can buy online and return products to the store.

•	“Click and Collect”: Our consumers can buy online and have products delivered to certain of our retail stores for pick-up.

•	“Retail Inventory Online”: Our consumers can view specific store location inventory online before visiting the store.

Our retail stores enable us to expose consumers to a greater breadth of product, directly impact our consumers' experiences, sell the products at retail prices and generate greater gross margins. Our retail stores are predominantly UGG brand concept and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At March 31, 2018, we had a total of 165 retail stores worldwide, which includes 98 concept stores and 67 outlet stores. Included in the total count of retail stores worldwide are concession stores, which are concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. Partner retail stores are excluded from the total count of worldwide company-owned retail stores.

Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for further disclosure and discussion.

Product Design and Development

The design and development functions for all of our brands are performed by a combination of internal design and development staff and outside freelance designers. Refer to Note 1, "General," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on the research and development costs we have incurred for the last three fiscal years.

To ensure quality, consistency, and efficiency in our product design and development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent manufacturers and the target retail price of new products. The design and development staff works closely with brand management to develop new styles for our product lines. Throughout the development process, we have multiple design and development reviews, which we then coordinate with our independent manufacturers.

Manufacturing and Supply Chain

We do not manufacture our products. We outsource production to independent manufacturers, primarily in Asia. We require our independent manufacturers and designated suppliers to adopt our Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners and licensees to comply with our Restricted Substances Policy, Anti-Corruption Policy, Conflict Minerals Policy, and other compliance policies and procedures as a condition of doing business with us.

Production by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain a buying office in Hong Kong and on-site supervisory offices in Pan Yu City, China and Hai Phong City, Vietnam, which together serve as a link to our independent manufacturers. We believe this regional presence provides predictability of material availability, product flow and adherence to final design specifications. The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate.

At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin for our products primarily from Australia and the UK. We maintain communication with the tanneries to monitor the available supply of sufficient high-quality sheepskin for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We have also entered into purchase commitments with certain sheepskin suppliers. We believe current supplies are sufficient to meet our current and anticipated demand, but we continue to investigate our options to accommodate our expected growth or unexpected supply chain issues. Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our minimum purchase commitments.

Beginning in 2013, in an effort to partially reduce our dependency on sheepskin, we began using a proprietary new raw material, UGGpure, which is a wool woven into a durable backing, in some of our UGG brand products. Excluding sheepskin and UGGpure, we believe that substantially all raw materials and components used to manufacture our footwear, apparel and accessories, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.

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

Corporate Responsibility

Community Outreach. During fiscal year 2018, we donated approximately $1,123 to 176 nonprofit organizations. The end of calendar year 2018 was a particularly difficult time for California. Faced with various natural disasters from fires to mudslides, we focused much of our efforts on serving our local Santa Barbara, California community. During fiscal year 2018, 8% of our charitable contributions were dedicated to environmental impact mitigation efforts because we understand the importance of protecting our planet. We encourage employees to volunteer by compensating them for up to 24 hours of volunteer time each fiscal year.

Sustainability. As a global leader in designing, marketing and distributing innovative footwear, apparel and accessories, our global scale is significant. Equally significant is the responsibility we have to set an example in our industry by advancing sustainable business, and we believe in developing quality products while striving for minimal environmental impact. In October 2016, we announced our official participation in the United Nations Global Compact, the world's largest voluntary corporate citizenship initiative. As part of this initiative, we adopted Sustainable Development Goals in the following areas:

•	material sourcing;

•	waste and chemical management;

•	water quality impact;

•	human rights;

•	energy usage by us and our manufacturing partners; and

•	gender equality and quality education.

The main focus of our sustainability efforts is on our product materials and supply chain. During fiscal year 2018, we sourced 99.2% of our leather supplies from Leather Working Group certified tanneries, which maintain protocols that promote sustainable and appropriate environmental business practices within the leather industry. We are also taking a closer look into all of our materials, from packaging to product, so that we can set further sustainability targets in fiscal year 2019. We also have an Animal Welfare Policy which sets forth strict guidelines for the purchase of materials used in our products.
We are committed to measurable sustainability action in our corporate locations, retail store spaces, and distribution center operations. Our corporate headquarters is Leadership in Energy and Environmental Design (commonly referred to as LEED) certified and, during fiscal year 2018, we installed solar panels to help offset approximately 40% of our electrical energy usage. We also continually measure electricity usage at our distribution center locations and retail store operations and strive to reduce our environmental footprint whenever possible. We have implemented waste diversion efforts at our corporate locations and have adopted a Paper and Forest Procurement Policy, which sets forth our commitment to purchasing paper products with a minimum of 30% post-consumer recycled content.
We are equally dedicated to sustainability actions within our brands' sectors. Below are some of the ways our brands are working to make a difference:

•
On behalf of the UGG brand, we contribute to the HERproject, a collaborative initiative managed by Business for Social Responsibility (commonly referred to as BSR) that strives to empower low-income women working in global supply chains. We also involve the UGG brand in the Textile Exchange’s Kickstart Program, which accelerates the availability of Responsible Wool Standards (commonly referred to as RWS) certified wool into supply chains.

•
On behalf of the Teva brand, we support the Los Padres ForestWatch, as well as Conservation Alliance, whose mission is to partner with organizations to protect wild places for their habitat and recreation values.

•	On behalf of the Sanuk brand, we have teamed up with the Surfrider Foundation, a non-profit environmental organization dedicated to the protection and enjoyment of our oceans, waves and beaches.

•	We support Camber Outdoors, the only national organization dedicated to achieving women’s equality in the active-outdoor industries, on behalf of the Hoka, Sanuk and Teva brands.

The work that we have done to date has allowed us to make great strides in promoting responsible stewardship and our Sustainable Development Goals continue to serve as guideposts for our future progress.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Due to the size of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded net sales in the quarters ending March 31st and June 30th. For further discussion, including regarding the factors that may cause actual results to differ materially from our expectations, refer to Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Competition

The markets that we operate in are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of E-Commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel and accessories industry. In particular, and in part due to the popularity of our UGG brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our UGG brand products. We believe that our ability to successfully compete depends on numerous factors, including responding to consumer preferences, producing appealing product, and pricing products competitively, among others. Refer to Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K for further discussion of how we compete.

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for "UGG," "Teva," "Sanuk," "Hoka One One," "Koolaburra," "Ahnu," "UGGpure," and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union, Japan and Korea. As of March

31, 2018, we hold 184 designs and inventions with corresponding design or utility patent registrations, plus 9 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

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

Our practice, and the general practice in the footwear, apparel and accessories industry, is to offer retail customers the right to return defective or improperly shipped merchandise. As it relates to new product introductions, which can often require large initial launch shipments, we commence production before receiving orders for those products from time to time. This can affect our inventory levels as we build pre-launch quantities.

Backlog

We encourage our wholesale and distributor customers to place a significant portion of orders as pre-season orders, which are typically placed up to 12 months prior to the anticipated shipment date, as well as in-season fill-in orders that can be shipped immediately. We work with our customers through pre-season programs to enable us to better plan our production schedule, inventory and shipping requirements.

We have historically defined backlog as unfilled customer orders from our wholesale customers and distributors as of any particular date, which represent orders scheduled to be shipped at a future date, some of which are subject to cancellation prior to shipment. Effective as of the end of fiscal year 2018, our calculation of backlog also includes bulk orders which generally comprise larger volume orders from significant customer accounts. These types of orders typically have terms that allow customers to vary the location and timing of shipments.

As of March 31, 2018, our backlog was approximately $855,000. If our backlog as of March 31, 2017 had been calculated in the same manner, on a comparable basis, this represents an approximate 4% year-over-year increase over our backlog as of March 31, 2017.

We believe backlog is an imprecise indicator of our actual product shipments and future operating results and is not material to an overall understanding of our business, especially given that backlog excludes sales within our DTC reportable operating segment as well as in-season orders. The backlog as of a particular date is affected by a number of factors, including seasonality, the timing of customer orders, the timing of product shipments, the potential that certain orders may be cancelled, and our manufacturing schedule. As a result, comparisons of backlog from period-to-period are not necessarily indicative of our future operating results.

Employees

At March 31, 2018, we employed approximately 3,500 employees in North America, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 1,700 employees in our retail stores worldwide, which includes part-time and seasonal employees.

Financial Information about Reportable Operating Segments and Geographic Areas

Our five reportable operating segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Sanuk and other brands) wholesale divisions, as well as our DTC business. The majority of our sales and long-lived assets are in the US. Within our consolidated financial statements in Part IV of this Annual Report on Form 10-K, refer to Note 12, "Reportable Operating Segments," for further discussion of our reportable operating segments and to Note 13, "Concentration of Business," for financial information about geographic areas and concentration of related business risks.

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

We also make the following corporate governance documents available through our website: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Charter, Code of Ethics, Accounting and Finance Code of Conduct, Corporate Governance Guidelines, and Conflict Minerals Policy.

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

Due to the nature of many of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG brand net sales have occurred in the fall and winter months (our second and third fiscal quarters), and the highest percentage of Teva and Sanuk brand net sales have occurred in the spring and summer months (our first and fourth fiscal quarters). Due to the size of the UGG brand relative to our other brands, this trend has resulted in our aggregate net sales for the second and third fiscal quarters significantly exceeding our net sales in the first and fourth fiscal quarters. While we have taken steps to diversify our product offerings, both by creating more year-round styles and expanding product offerings within our existing brands, and by acquiring and developing new brands, we expect this trend to continue for the foreseeable future.

In particular, sales of our products are highly sensitive to weather conditions, which are difficult to predict and beyond our control. For example, extended periods of unseasonably warm weather during the fall or winter months may significantly reduce demand for our UGG brand products. Unexpected weather patterns may continue to have a material, negative impact on our financial condition and results of operations. In addition, the unpredictability of weather conditions makes it more difficult for us to accurately forecast our financial results and to meet the expectations of analysts and investors.

As a result of the relative concentration of our sales in certain months of the year, factors which specifically impact consumer spending patterns in those months, such as unexpected weather patterns, declines in consumer confidence or worsening economic conditions, will have a disproportionate impact on our business and could result in our failure to achieve financial performance that is in line with our expectations.

The footwear, apparel and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand, including through effective marketing, we could lose sales, our relationships with customers could be harmed and our brand loyalty could be diminished.

The footwear, apparel and accessories industry is subject to rapid changes in consumer preferences and tastes, which make it difficult to anticipate demand for our products and forecast our financial results. We believe there are many factors that may affect the demand for our products, including:

•	seasonality, including the impact of anticipated and unanticipated weather conditions;

•	continued consumer acceptance of our existing products and acceptance of our new products;

•	consumer demand for products of our competitors;

•	the implementation of a segmentation approach to distribution with respect to certain of our brands and products;

•	consumer perception and preference for our brands;

•	the extent to which consumers view certain of our products as substitutes for other products we manufacture;

•	publicity, including social media, related to us, products, brands, and marketing campaigns;

•	the life cycle of our products and consumer replenishment behavior;

•	evolving fashion and lifestyle trends, and the extent to which our products reflect these trends;

•	brand loyalty;

•	changes in consumer confidence and buying patterns, and other factors that impact discretionary income and spending; and

•	changes in general economic and market conditions.

Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes of footwear, apparel and accessories consumers. As our brands and product offerings continue to evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. For example, many UGG brand products include a fashion element and could go out of style at any time. Furthermore, we are dependent on consumer receptivity to our new products and to the marketing strategies we employ to promote those products. Consumers may not purchase new models and styles of footwear, apparel and accessories in the quantities projected or at all. If we fail to react appropriately to changes in consumer preferences and fashion trends, consumers may consider our brands and products to be outdated or associate our brands and products with styles that are no longer popular, which may adversely affect our overall financial performance.

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

If we are unsuccessful in implementing our ongoing restructuring and operating profit improvement plans, we may incur significant charges and costs without any corresponding benefits to our business, in which case our financial condition and operating results may be adversely affected.

We are in the ongoing process of restructuring our business in order to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration. This includes optimizing our retail store fleet and consolidating offices and operations, including the closure of facilities and relocation of employees to realign our brands across our Fashion Lifestyle and Performance Lifestyle groups. Key components to executing this plan include organizational changes, continued retail store closures, and conversion of owned stores to partner retail stores, among others.

As part of our ongoing restructuring plan, we have incurred significant restructuring charges and other costs, including SG&A expenses related to the write-off of retail store related assets, the early termination of retail store leases, employee severance costs, termination of various contracts, and the disposal of equipment and software impairments, among others. There can be no assurance that the benefits from these restructuring efforts, including from any potential reduction in overhead costs or improvement in operating efficiencies, will be sufficient to offset the restructuring charges and other costs that we have incurred. If we fail to realize the anticipated benefits from these measures, our financial condition and operating results may be adversely affected. While we do not currently anticipate incurring material restructuring charges in future periods, retail store and fleet optimization remains a focus. However, the potential benefits that we may realize from our retail store and fleet optimization efforts are uncertain as a result of numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores and the timing of the realization of those costs, and the actual and estimated results of operations of each store.

We have also begun implementing a plan to drive operating profit improvement through a combination of both cost of sales improvements and SG&A expense savings. However, there can be no assurance that we will be successful in realizing cost of sales improvements, especially if we fail to reduce product development cycle times, optimize material yields, consolidate our factory base, or move product manufacturing outside of China. Further, if we fail to execute on our plans to lower corporate infrastructure costs, process improvement efficiencies, and reduced unallocated indirect spend, we may not achieve the SG&A expense savings which are a key component of our operating profit improvement plan. If we are unable to realize cost of sales improvements and SG&A expense savings in the amount or on the timeline which we expect, then we may not be able to achieve the estimated profitability improvements or other expected benefits of the plan. Further, the implementation of the plan may require additional investments and divert management’s time and resources, which may impede our ability to achieve our goal of driving operating profit improvement. Both the amount and timing of the actual operating profit improvements we may achieve as a result of these transformation initiatives are uncertain and are based upon numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit.

It may be difficult to identify new retail store locations that meet our requirements, and any new retail stores may not realize returns on our investments.

While we expect to close or relocate a number of retail stores, we may identify opportunities to open new retail stores in the future. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. As we have experienced in the past, due to the high fixed cost structure associated with the retail business, the closure of a retail store can result in a significant negative financial impact, including lost sales, write-offs of retail store assets and inventory, lease termination costs, and severance costs. As a result of our ongoing retail store and fleet optimization plans, and in light of the significant costs and impairments that can be incurred upon the closure of a retail location, we expect to conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location that we may identify will ultimately generate a positive return on our investment or that our investment in a brick and mortar retail store will increase our sales.

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

The footwear, apparel and accessories industry is highly competitive and we expect to continue to face intense competitive pressures. We believe that we compete on the basis of a number of factors, including our ability to:

•	predict and respond to changing consumer preferences and tastes in a timely manner;

•	produce products that appeal to consumers;

•	produce products that meet our requirements and consumer expectations for quality;

•	accurately predict and forecast consumer demand;

•	ensure product availability;

•	manage the impact of seasonality, including unexpected changes in weather conditions;

•	maintain brand loyalty and authenticity;

•	price our products in a competitive manner;

•	implement our Omni-Channel strategy, including providing a unique customer service experience; and

•	manage the impact of the rapidly changing retail environment on our business, including with respect to rising competition within the E-Commerce business.

Our inability to compete effectively with respect to one or more of these factors could cause our market share to decline, which would harm our financial condition and results of operations.

Our competitors include athletic and footwear companies, branded apparel and accessories companies, home goods companies, and retailers with their own private labels. In addition, these competitors include both established companies, as well as newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG brand, certain competitors have entered into the marketplace specifically in response to the success of our brands, and that other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel and accessories markets. Our competitors’ greater capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly, identify or influence consumer preferences, and withstand periodic downturns in the footwear, apparel and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that access to offshore manufacturing and changes in technology will continue to make it easier and more cost effective for these companies to compete with us.

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
We strive to improve, automate and streamline our operational systems, processes, infrastructure and management as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. In 2016, we completed our business transformation project implementation, which included upgrading our Enterprise Resource Planning (ERP) systems, and inventory management and control systems. While these efforts resulted in improvements to our operational systems that have reduced our expenses, increased our efficiency and enhanced our ability to be competitive in the long term, we expect to continue to incur expenses to implement additional improvements and upgrades to operational systems. Many of these expenditures have been, and may continue to be, incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. If our operational systems upgrades and improvements are not successful, our financial condition and operating results could be adversely affected and our business may become less competitive.

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

Like other companies in the footwear, apparel and accessories industry, we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle requires us to incur significant expenses relating to the manufacturing and marketing of our products, including product development costs for new products, in advance of the realization of any revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because the production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of a purchasing decision by the consumer, it may be challenging for us to estimate and manage our inventory requirements.

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

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may only be found in limited geographic locations. We presently rely on only two tanneries to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we deliver to consumers, do not conform to our quality specifications or fail to meet consumer expectations, we could experience a higher rate of customer returns, which would reduce our net sales and harm our reputation. Similarly, if the tanneries are not able to deliver sheepskin in the quantities required this would negatively impact our manufacturing process and lead to inventory shortages, which would result in a loss of sales and strain our relationships with our customers.

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

Historically, in certain years, there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed, but recently we have seen more stable prices. We believe the significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool, the demand for our products and the products of our competitors, and global economic conditions. Most of these factors are not considered predictable or within our control. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margins.

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

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands through to consumers. If a retailer or a distributor fails to meet annual sales goals or to make timely payments, it may be difficult to locate an acceptable substitute retailer or distributor, or convert to a wholesale direct model. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, increased credit risk, and increased inventory risk. In addition, there is no guarantee that any replacement retailer or distributor will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase our products. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates in our wholesale customer orders to forecast our sales and earnings for future periods. If any of our major customers, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us. These risks have been exacerbated recently as our retail customers face a retail industry that continues to undergo significant structural changes fueled by technology that is altering consumer behavior. We may lose key retail and wholesale customers if they fail to manage the impact of the rapidly changing retail environment. As a result, we could experience a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations.

Our five largest customers accounted for approximately 23.6% of worldwide net sales for the year ended March 31, 2018 and 20.3% of worldwide net sales for the year ended March 31, 2017. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our financial condition and results of operations.

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

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. For example, we are considering expanding our partner retail program in certain markets based on our analysis of the market opportunity and business efficiencies. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model for certain brands. However, we may shift from a direct distribution model to a third-party distribution model for certain brands. Further, we are exploring relationships with third parties for the expansion of the UGG brand into different product categories, including licensee and sourcing agent arrangements. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth, and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees and skilled personnel, we may not be able to achieve our strategic objectives and our operating results may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified personnel, including executive officers and key employees. Further, in order to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring highly skilled footwear, apparel and accessories designers and information technology specialists.

Competition for executive officers, key employees and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel. If we fail to attract, train and transfer institutional knowledge and expertise to our new personnel, or to retain and develop our current personnel, our future growth prospects could be adversely affected and our business could be harmed. Further, our headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our geographic location. As a result, we may have difficulty hiring and retaining qualified personnel with the skills to expand our business. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, our operating results may suffer and we may be unable to compete in the market.

The continued service of our executive officers and key employees is particularly important, and the hiring or departure of such personnel from time to time may disrupt our business or result in the depletion of significant institutional knowledge. Our executive officers and other key employees are generally employed on an at-will basis, which means that such personnel could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees or significant turnover in our senior management, and the often extensive process of identifying and hiring other personnel who will work effectively with our employees to fill those key positions, could have a material adverse effect on our business.

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
We rely upon a broad network of warehouse and distribution facilities in order to store, sort, package and distribute our products both domestically and internationally. In the US, we distribute products primarily through self-managed distribution centers in Camarillo and Moreno Valley, California. We currently expect to move our Camarillo distribution operations to our Moreno Valley location by the end of calendar year 2019. We also distribute our products through a 3PL located in Pennsylvania. These distribution centers feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. However, we could face a significant disruption in our domestic distribution center operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur as a result of damage to the facility, failure of certain equipment, power outages or software problems. If our domestic distribution center operations are impeded for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.
Internationally, we distribute our products through a number of distribution centers managed by 3PLs. We depend on these 3PLs to manage the operation of their distribution centers as necessary to meet our business needs. If the 3PLs fail to manage these responsibilities, our international distribution operations could face significant disruptions. For example, in the second quarter of fiscal year 2017, we experienced a delay in shipments from our European 3PL that impacted sales. The loss of, or disruption to the operations of, any one or more of these facilities, whether due to natural disasters, the outbreak of hostilities, work stoppages, or other adverse events, could materially adversely impact our sales, business performance and operating results. Although we believe we possess adequate insurance for the disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. We keep proprietary materials that are required for the production of our products, such as shoe molds and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to these proprietary materials, whether as a result of natural disasters, outbreak of hostilities or other adverse events, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are in Asia. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•	tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products;

•	increasing transportation costs, delays and interruptions, and a limited supply of international shipping capacity;

•	delays during shipping, at the port of entry or at the port of departure;

•	increasing labor costs and labor disruptions;

•	poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

•	restrictions on the transfer of funds from foreign jurisdictions;

•	changing economic and market conditions;

•	changes in governmental policies and regulations including intellectual property, labor, safety, and environmental regulations;

•	refusal to adopt or comply with our Supplier Code of Conduct, Conflict Minerals Policy and Restricted Substances Policy;

•	customary business traditions in China and Vietnam such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

•	decreased scrutiny by custom officials for counterfeit products;

•	practices involving corruption, extortion, bribery, pay-offs, theft and other fraudulent activity;

•	social unrest and political instability, which can interrupt commerce, including acts of war and other external factors, over which we have no control;

•	heightened terrorism security concerns, which could subject imported or exported products to more frequent or more lengthy inspections;

•	use of unauthorized or prohibited materials or reclassification of materials;

•	disease epidemics and health-related concerns that could result in a reduced workforce or scarcity of raw materials;

•	disruptions at manufacturing or distribution facilities caused by natural or other disasters; and

•	adverse changes in consumer perception of goods, trade, or political relations with China or Vietnam.

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

We operate on a global basis, with approximately 38.3% of our net sales for the year ended March 31, 2018 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currency, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations or the US dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and operating results. These risks include:

•	foreign currency exchange rates fluctuations, which impact the prices at which products are sold to international consumers;

•	limitations on our ability to move currency out of international markets;

•	burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of which are uncertain;

•	legal costs and penalties related to defending allegations of non-compliance with foreign government policies, laws and regulations;

•	inability to import products into a foreign country;

•	changes in US and foreign tax laws;

•	complications due to lack of familiarity with local customs;

•	difficulties associated with promoting and marketing products in unfamiliar cultures;

•	political corruption or instability;

•	anti-American sentiment in international markets in which we operate;

•	economic uncertainty associated with the pending exit of the United Kingdom from the European Union or any other similar referendums that may be held;

•	changes in diplomatic and trade relationships between the US and other countries; and

•	general economic fluctuations in specific countries or markets.

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

In addition, we cannot predict whether future domestic and foreign laws, regulations or trade remedy actions or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues. Changes in tax policy or trade regulations, such as the recently enacted US H.R. 1, also known as the Tax Cuts and Jobs Act (Tax Reform Act), could increase the cost of our products, require us to withdraw from certain restricted markets, or change our business methods and could make it difficult to obtain products of our customary quality at a competitive price.

Further, the current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent US-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the US, including the March 22, 2018 announcement of the US government’s institution of a 25% tariff on a range of products from China and the potential for increased trade barriers between the UK and the European Union. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations.

The continued negotiation of bilateral and multilateral free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers. Manufacturers in these locations may seek to export footwear, apparel and accessories to our target markets at preferred rates of duty which may negatively impact our sales and operations.

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

As part of our overall strategy, we may periodically consider strategic acquisitions in order to extend our brands into complementary product categories and markets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, challenges and uncertainties, including the potential to:

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

Our business involves the storage and transmission of sensitive information, including the personal information of our customers, credit card information, employee information, data relating to customer preferences, and our proprietary financial and strategic data. The protection of our customer, employee and our data is vitally important to us as the loss, theft or misuse of such information could lead to significant reputation or competitive harm, litigation and potential liability. As a result, we believe that our future success and growth depends, in part, on the ability of our key business processes, including our information and global communication systems, to prevent the theft, loss or misuse of this sensitive information. However, as with many businesses, we are subject to numerous security and cybersecurity risks which may prevent us from maintaining the privacy of sensitive information and require us to expend significant resources attempting to secure such information and to comply with data privacy laws in the US and abroad.

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

Any failure to maintain the security of our customers’ sensitive information, or data belonging to our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in our brands, and subject us to potential litigation, liability, fines and penalties. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. If we fail to adequately protect such information or respond to a breach, we could be held liable to our customers, suppliers, employees or other parties. Furthermore, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the Action on the Protection of Personal Information in Japan and the General Data Protection Regulation (known as GDPR) in the European Union. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect our reputation and our results of operations and financial condition.

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

The tax laws applicable to our business are very complex and changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.

We are subject to changes in tax laws, regulations and treaties in and between the jurisdictions in which we operate. Our tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in their interpretation, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. In addition, the enactment of the Tax Reform Act resulted in changes to the existing US tax laws that have and will continue to affect us. Additional proposed regulations, clarifications, interpretations and other changes to the Tax Reform Act may ultimately be enacted in a future period, which could increase our income tax liability or adversely affect our net income and long-term effective tax rates. Any changes in tax laws, treaties or regulations could increase our income tax liability or adversely affect our net income and long term effective tax rates.

In future years, certain additional provisions of the Tax Reform Act, such as a tax on global intangible low-taxed income, will apply to us and, as a result, could increase our effective tax rate. Taxes due over a period of time as a result of the new tax law, including the one-time, mandatory deemed repatriation tax on certain foreign earnings, could be accelerated upon various triggering events, including failure to pay such taxes when due. The new law makes broad and complex changes to the US tax code and we expect to see future regulatory, administrative or legislative guidance. We are analyzing the Tax Reform Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

In addition, many countries in the European Union and around the globe have adopted or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our US and international business activities, many of these enacted and proposed changes could increase our worldwide effective tax rate and harm our financial position and results of operations.

We may be subject to additional tax liabilities as a result of audits by various taxing authorities.

We conduct our operations through subsidiaries in several countries and foreign territories, including, but not limited to, the US, the UK, Japan, China, Hong Kong, Macau, the Netherlands, Bermuda, France, Germany, Canada, Austria, Belgium and Switzerland. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between these countries. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

We are subject to tax audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of a tax audit or other tax proceeding could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made, and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments, or interest or penalty assessments.

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

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “DECK”. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NYSE, have ranged from $55.78 to $98.29 for the year ended March 31, 2018. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

Responding to the actions of activist stockholders can be costly and time-consuming, disruptive to our operations, and result in the diversion of the attention of management and our employees. For example, we were recently involved in a proxy contest with a hedge fund, which required us to incur significant legal fees and proxy solicitation expenses, and required significant time and attention by management and our Board. Any perceived uncertainties as to the impact of the activities of activist stockholders, or of our future strategic direction, could also affect the market price and volatility of our common stock.

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

Our reported financial results may be adversely affected by changes in US GAAP.

Generally accepted accounting principles in the US (US GAAP) are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Item 2. Properties

Our corporate headquarters are located in Goleta, California. The construction of our 14-acre corporate headquarters in Goleta, California was substantially completed in January 2014. In April 2016, we completed the acquisition of approximately four acres of land adjacent to our corporate headquarters to accommodate future expansion.

We have two US distribution centers. We began operating our warehouse and distribution center in Moreno Valley, California, in the fourth quarter of fiscal year 2015 and since June 2017 have begun to expand operations at this location. While we continue to operate our distribution center in Camarillo, California, we are currently working to move all of our Camarillo distribution operations to our Moreno Valley location by the end of calendar year 2019. Our international distribution centers are managed by 3PLs and are located in Canada, China, Hong Kong, Japan, the Netherlands, and the UK, as well as a domestic distribution center located in Pennsylvania.

We also have offices in China, Hong Kong and Vietnam to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, offices in China, Hong Kong, and Japan to coordinate sales and marketing efforts, and offices in France, Germany, the Netherlands, Switzerland, and the UK to oversee European sales, operations and administration.

At March 31, 2018, we had 56 retail stores in the US ranging from approximately 1,000 to 7,000 square feet. Internationally, we had 109 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland and the UK. We have no manufacturing facilities, as all of our products are manufactured by independent third-party contractors.

Other than our corporate headquarters, we lease our facilities, retail stores and other office spaces from unrelated parties. With the exception of our DTC business facilities, our facilities are attributable to multiple reportable operating segments and are not allocated to our reportable operating segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

The following table provides details regarding our significant physical properties at March 31, 2018:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	794,000
Camarillo, California	Warehouse and Distribution Center	Lease	723,000
Goleta, California	Corporate Headquarters	Own	185,000

In June 2017, we exercised our option to extend the lease of our warehouse and distribution center located in Moreno Valley, California, through June 2028 and to lease approximately 736,000 of additional square feet beginning in fiscal year 2019.

Item 3. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that our UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin and declaratory judgment that certain of our US design patents are invalid and unenforceable. The counterclaims seek declaratory judgment, an injunction, cancellation of certain of our US trademark registrations, compensatory damages, attorneys' fees and other relief. We believe the counterclaims are without merit and intend to defend the counterclaims vigorously. Both parties have filed briefs on Motions for Summary Judgment on various claims which are currently pending. While we believe there is no legal basis for liability, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business. Further, due to uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, operating results, financial condition or cash flows.

PART II

References in this Annual Report on Form 10-K to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), Hoka One One® (Hoka), Koolaburra® (Koolaburra), Ahnu® (Ahnu) and UGGpureTM (UGGpure) are some of our trademarks.

Certain reclassifications were made for all prior periods presented including the fiscal years ended March 31, 2017, 2016 and 2015, the quarter ended March 31, 2014 (transition period) and the year ended December 31, 2013, to conform to the current period presentation.

Unless otherwise specifically indicated, all dollar amounts in Items 5, 6, 7 and 7A herein are expressed in thousands, except for per share data. The defined periods for the fiscal years ended March 31, 2018, 2017, and 2016 are stated herein as "year ended" or "years ended".

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol "DECK" on the New York Stock Exchange (NYSE) since May 5, 2014 and was traded on the NASDAQ Global Select Market prior to that date.

The following table shows the range of low and high closing sale prices per share of our common stock, based on the last daily sale, for the periods indicated.

	Common Stock Price Per Share
	Low	High
Year Ended March 31, 2018
Fourth Quarter	$78.96	$98.29
Third Quarter	64.57	80.25
Second Quarter	61.60	69.43
First Quarter	55.78	71.92
Year Ended March 31, 2017
Fourth Quarter	$44.99	$60.98
Third Quarter	50.76	64.80
Second Quarter	56.99	68.57
First Quarter	48.89	59.25

At May 11, 2018, we had approximately 43 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended (Securities Act).

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NYSE Composite Index, and the S&P 500 Apparel, Accessories &

Luxury Goods Index for the five-year period commencing December 31, 2012 and ending March 31, 2018, excluding the transition period for the quarter ended March 31, 2014. The data represented below assumes one hundred dollars invested in each share of our common stock, the NYSE Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index on January 1, 2013. The NYSE Composite Index is an index that measures the performance of all stocks listed on the NYSE.

The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act, or under the Securities Exchange Act of 1934, as amended (Exchange Act), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either of the Securities Act or Exchange Act. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception.

The following table assumes one hundred dollars invested on January 1, 2013 and assumes dividends are reinvested.

	January 1,	Year Ended December 31,	Years Ended March 31,
	2013	2013	2015	2016	2017	2018
Deckers Outdoor Corporation	$100.0	$209.7	$181.0	$148.8	$148.3	$223.6
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	124.9	119.3	105.9	84.2	108.0
The NYSE Composite Index	100.0	126.4	138.7	133.5	154.4	171.4

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as no event of default has occurred under these arrangements. At March 31, 2018, we were in compliance with this provision and we remain in compliance as of May 25, 2018.

Stock Repurchase Program

In January 2015, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately-negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. In October 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Since inception through March 31, 2018, we have repurchased approximately 3,722,502 shares under these combined programs for approximately $284,393, or an average price of $76.40 per share, leaving the remaining approved amount at approximately $250,607. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Refer to Note 8, "Stockholders' Equity," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on repurchases of our common stock.

The following table summarizes the stock repurchase activity under the programs discussed above during the three months ended March 31, 2018:

	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares added/(purchased)	Approximate dollar value of shares that may yet be purchased
February 1, 2018 — February 28, 2018	930	$93.85	$(87,293)	$288,314
March 1, 2018 — March 31, 2018	412	91.56	(37,707)	250,607

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Item 6. Selected Financial Data

Change in Fiscal Year

In February 2014, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The fiscal years 2018 through 2015, as presented below, relate to the years ended March 31, 2018, 2017, 2016 and 2015, respectively. The 2014 transition period relates to the quarter ended March 31, 2014 to coincide with the change in our fiscal year end. The 2013 year relates to the calendar year ended December 31, 2013.

Consolidated Financial Data

We derived the following selected consolidated financial data from our consolidated financial statements.

The financial data are derived from, and qualified by reference to, the following audited consolidated financial statements not included in this Annual Report on Form 10-K:

•	Consolidated statements of comprehensive income (loss) for the fiscal year ended March 31, 2015, quarter ended March 31, 2014 (transition period), and the calendar year ended December 31, 2013.

•	Consolidated balance sheets as of March 31, 2016, March 31, 2015 and March 31, 2014.

The financial data are further derived from, and qualified by reference to, the following consolidated financial statements in Part IV of this Annual Report on Form 10-K:

•	Consolidated statements of comprehensive income (loss) for the years ended March 31, 2018, March 31, 2017 and March 31, 2016.

•	Consolidated balance sheets as of March 31, 2018 and March 31, 2017.

Historical results are not necessarily indicative of expected future results. The following consolidated financial information should be read together with our consolidated financial statements in Part IV of this Annual Report on Form 10-K and the accompanying notes thereto, and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Years Ended March 31,				Quarter Ended March 31,(transition period)	Year Ended December 31,
	2018	2017	2016	2015	2014	2013
Income Statement Data:
Net sales to external customers:
UGG brand wholesale	$841,893	$826,355	$918,102	$903,926	$83,271	$818,377
Teva brand wholesale	117,478	103,694	121,239	116,931	45,283	109,334
Sanuk brand wholesale	78,283	77,552	90,719	102,690	28,793	94,420
Other brands wholesale	149,961	116,206	100,820	76,152	18,662	38,276
Direct-to-Consumer	715,724	666,340	644,317	617,358	118,707	496,211
Total net sales	1,903,339	1,790,147	1,875,197	1,817,057	294,716	1,556,618
Cost of sales	971,697	954,912	1,028,529	938,949	150,456	820,135
Gross profit	931,642	835,235	846,668	878,108	144,260	736,483
Selling, general and administrative expenses	709,058	837,154	684,541	653,689	144,668	528,586
Income (loss) from operations	222,584	(1,919)	162,127	224,419	(408)	207,897
Other expense, net	1,888	5,067	5,242	3,280	334	2,340
Income (loss) before income taxes	220,696	(6,986)	156,885	221,139	(742)	205,557
Income tax expense (benefit)	106,302	(12,696)	34,620	59,359	1,943	59,868
Net income (loss)	114,394	5,710	122,265	161,780	(2,685)	145,689
Total other comprehensive income (loss)	13,468	(5,894)	(89)	(18,425)	600	(1,243)
Comprehensive income (loss)	$127,862	$(184)	$122,176	$143,355	$(2,085)	$144,446

Net income (loss) per share:
Basic	$3.60	$0.18	$3.76	$4.70	$(0.08)	$4.23
Diluted	$3.58	$0.18	$3.70	$4.66	$(0.08)	$4.18
Weighted-average common shares outstanding:
Basic	31,758	32,000	32,556	34,433	34,621	34,473
Diluted	31,996	32,355	33,039	34,733	34,621	34,829

	As of March 31,					As of December 31,
	2018	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$429,970	$291,764	$245,956	$225,143	$245,088	$237,125
Working capital	721,524	661,770	547,267	519,051	501,647	508,786
Total assets	1,264,379	1,191,780	1,278,068	1,169,933	1,064,204	1,259,729
Long-term liabilities	134,434	78,474	72,099	65,379	53,140	51,092
Stockholders' equity	940,779	954,255	967,471	937,012	888,849	888,119

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in Part IV of this Annual Report on Form 10-K.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under five proprietary brands: UGG, Koolaburra, Hoka, Teva and Sanuk. We sell our products through quality domestic and international retailers, international distributors and directly to our consumers both domestically and internationally through our Direct-to-Consumer (DTC) business, which is comprised of our retail stores and E-Commerce websites. Independent third parties manufacture all of our products.

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan which is designed to realign our brands, optimize our retail store fleet, and consolidate our management and operations. As part of this restructuring plan, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands. In general, the intent of the restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration.

We believe our retail stores remain an important component of our Omni-Channel strategy; however, in light of the recent and continuing changes in the retail environment, we also believe it is prudent to further optimize our global brick and mortar footprint, and expect to continue to do so. Accordingly, we anticipate generating future cost savings associated with changes in our retail presence as we optimize our retail store and fleet performance, including through closing stores or converting stores to partner retail stores in our wholesale channel. We continue to drive and are evolving our retail store and fleet optimization strategies in line with our long-term objectives, and we are targeting a global retail store count of approximately 125 owned stores. Remaining store closures are expected to occur as store leases expire to avoid incurring potentially significant lease termination fees.

While we are seeing initial signs of improvement, our decision to open or close store locations will be evaluated based on the operating results of each store and our retail store and fleet optimization strategies, which may ultimately impact our global retail store count. Further, the actual number of owned stores as of any particular date is subject to uncertainty and is based upon numerous factors, including, but not limited to, the actual and projected costs associated with closing or converting stores, the actual and estimated results of operations of our overall DTC business and continuing changes in consumer buying behaviors and the retail environment.

In connection with our restructuring plan, we have closed 32 retail stores as of March 31, 2018, including five in fiscal year 2016 and 20 in fiscal year 2017, and consolidated our brand operations and corporate headquarters. We have incurred cumulative restructuring charges of $55,324 through March 31, 2018, with $1,667, $28,984, and $22,824 of restructuring charges recorded in selling, general and administrative (SG&A) expense during the years ended March 31, 2018, 2017, and 2016, respectively, and $1,849 in cost of sales during fiscal year 2016 in the consolidated statements of comprehensive income (loss).

The following table summarizes restructuring charges incurred by category:

	Years Ended March 31,			Cumulative Restructuring Charges
	2018	2017	2016
Lease termination costs	$149	$8,986	$8,852	$17,987
Retail store fixed asset impairment	—	3,614	5,758	9,372
Severance costs	—	5,773	4,003	9,776
Software and office fixed asset impairment	—	3,199	3,788	6,987
Other*	1,518	7,412	2,272	11,202
Total restructuring charges	$1,667	$28,984	$24,673	$55,324

*Includes restructuring charges for costs related to office consolidations, termination of various contracts and other services.

We currently do not anticipate incurring material restructuring charges in future periods, though retail store and fleet optimization remains a focus.

As a result of the implementation of our restructuring plan, we expect to realize annualized gross SG&A expense savings in the consolidated statements of comprehensive income (loss) totaling approximately $85,000 by March 31, 2020. The annualized SG&A expense savings are expected to be primarily derived from reductions in operating costs related to the termination of retail store leases and the conversion of certain of our foreign owned retail stores to partner retail stores, as well as a reduction in overhead costs, including payroll and related benefits, depreciation and amortization, and rent and occupancy costs, among others.

As of March 31, 2018, we realized approximately $54,000 of annualized SG&A expense savings out of the anticipated $85,000 of savings from our restructuring plan. The realized SG&A expense savings by reportable operating segment are as follows:

UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	34,000
Unallocated overhead costs	17,000
Total	$54,000

We expect to realize approximately $31,000 of additional annualized SG&A expense savings from our restructuring plan. The additional annualized SG&A expense savings are expected to be primarily derived from further reductions in retail-related costs, including those listed above. These additional savings are expected to primarily impact the DTC reportable operating segment and to be fully realized by the end of fiscal year 2020. However, both the amount and timing of the actual savings we may achieve as a result of our restructuring plan are uncertain and are based upon numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores, and the actual and estimated results of operations of each store.

Refer to Note 2, "Restructuring," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on the remaining liability for charges incurred under our restructuring plan by reportable operating segment.

Operating Profit Improvement Plan. In addition to the approximate $85,000 of gross annualized SG&A expense savings expected from the implementation of our restructuring plan, as discussed above, we also expect that our other transformation, initiatives announced in February 2017, will result in approximately $65,000 of additional annualized cost of sales improvements and SG&A expense savings, for a total anticipated annual gross cost savings of approximately $150,000. Cost of sales improvements are expected to result from reducing product development cycle times, optimizing material yields, consolidating our factory base, and continuing to move product manufacturing outside of China. Further SG&A expense savings are expected to result from lower corporate infrastructure costs, process improvement efficiencies, and reduced unallocated indirect spend.

The cost of sales improvements are expected to impact each of the reportable operating segments (excluding unallocated overhead costs) in an amount that is generally proportionate to the net sales generated by that reportable operating segment as a percentage of our total net sales. We have achieved approximately 90% of the expected cost of sales improvements as of March 31, 2018. The remaining additional annualized costs of sales and SG&A expense savings are expected to be realized by the end of fiscal year 2020.

We expect that the approximately $150,000 of annual gross cost savings will result in approximately $100,000 of net annualized operating profit improvement (after reinvestment in marketing and other growth-driving initiatives) by the end of fiscal year 2020. However, both the amount and timing of the actual operating profit improvements we may achieve as a result of these transformation initiatives are uncertain and are based upon numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit.

Stock Repurchase Program. In October 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Combined with the $65,294 remaining approved amount under our January 2015 stock repurchase program, we had the authority to repurchase up to an aggregate of $400,294 of our common stock at the time. As of March 31, 2018, the aggregate remaining approved amount was $250,607. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. For further details on our current stock repurchase strategy and its impact on our liquidity refer to the section entitled "Liquidity and Capital Resources" within this Part II, Item 7.

Cash Repatriation. As a result of the recently enacted US H.R.1 on December 22, 2017, also known as the Tax Cuts and Jobs Act (Tax Reform Act), our cumulative foreign earnings as of December 31, 2017 were subject to a one-time, mandatory deemed repatriation tax in transition to a territorial tax regime. In response to the new legislation, we repatriated $250,000 of cash and cash equivalents during the fourth quarter of the year ended March 31, 2018, resulting in additional state income taxes, net of federal benefit, of approximately $607. For further details on the impacts of the Tax Reform Act during the year ended March 31, 2018, refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K. For further details on our current cash repatriation strategy and its impact on our liquidity refer to the section entitled "Liquidity and Capital Resources" within this Part II, Item 7.

Trends Impacting our Overall Business

Our business and the industry in which we operate continue to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are unpredictable and beyond our control. Even though we continue to expand our product lines with the goal of creating more year-round styles for our brands to drive sales and offset the impact of weather conditions, the effect of favorable or unfavorable weather on our aggregate sales and operating results may continue to be significant. To address seasonality, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, and the active-lifestyle products of the Hoka brand. We believe our net sales were positively impacted by weather conditions during the fiscal year ended March 31, 2018.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions. In particular, brick and mortar retail stores are experiencing significant and prolonged decreases in consumer traffic as customers continue to migrate to shopping online. This shift is impacting the performance of our DTC business and our wholesale customers, and is transforming the way we approach our digital marketing efforts.

•
In light of the shift in consumer shopping behavior, we are seeking to optimize our brick and mortar retail footprint. In pursuing store closures, we have been impacted by costs to exit lease agreements, employee termination costs, retail store fixed asset impairments, and other closure costs. However, we do not expect to continue incurring significant incremental store closure costs, primarily because the majority of our remaining store closures are expected to occur as store leases expire to avoid incurring additional lease termination costs.

•
We expect our E-Commerce business will continue to be a driver of long-term growth, although we expect that the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•	For the UGG brand, and within the North American wholesale channel, we plan on implementing an allocation and segmentation approach to distribution around the UGG brand Classics franchise.

•
We believe consumers are buying product closer to the particular wearing occasion ("buy now, wear now"), which tends to shorten the purchasing windows for weather-dependent product. Not only does this trend impact our DTC business, we believe it is also impacting the purchasing behavior of our large wholesale customers. In particular, these customers appear to be shortening their purchasing windows to address the evolving behavior of retail consumers and to manage their own product inventory.

•
Foreign currency exchange rate fluctuations have the potential to cause variations in our operating results. While we seek to hedge some of the risks associated with foreign currency exchange rate fluctuations, these changes are largely outside of our control. We expect these changes will continue to impact the future purchasing patterns of our customers as well as our operating results.

Segment Overview

UGG Brand. The UGG brand is one of the most iconic and recognized brands in our industry which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel and accessories with expanded product offerings and a growing global audience that attracts women, men, and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to delivering quality and luxuriously comfortable UGG brand footwear, apparel and accessories.

•
Diversification of our UGG brand product lines, including women's spring and summer, men's, and lifestyle offerings. These efforts are part of our strategy of product diversification to decrease our reliance on sheepskin and mitigate the impacts of seasonality.

•	Continued enhancement of our Omni-Channel and digital capabilities to enable us to better engage existing and prospective consumers and expose them to our brands.

Teva Brand. For over 30 years, the Teva brand has fueled the expression of freedom. The Teva brand pioneered the sport sandal category in 1984 and now is a leader within the sport sandal and modern outdoor lifestyle categories.

During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective as of the beginning of fiscal year 2018, operations for the Ahnu brand were discontinued and certain remaining styles are sold under the Teva brand. Results for the former Ahnu brand are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the prior period.

Sanuk Brand. The Sanuk brand was founded 20 years ago, and from its origins in the Southern California surf culture, has emerged into a brand with a presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand's identity.

Other Brands. Our other brands consist of the Hoka and Koolaburra brands. The Hoka brand is a line of running footwear and apparel that offers maximal cushioning with minimal weight and is designed for runners of all capacities. The Hoka brand is quickly becoming a top brand in the domestic run specialty channel and has received strong word-of-mouth marketing that has fueled both domestic and international sales growth. The Koolaburra brand is a line of fashion casual footwear using sheepskin and other plush materials.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are intertwined and interdependent. We believe that many consumers interact with both our brick and mortar stores and our websites before making purchasing decisions.

Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At March 31, 2018, we had a total of 165 retail stores worldwide, which includes 98 concept stores and 67 outlet stores. During the year ended March 31, 2018, we opened six concept and six outlet stores, and closed seven stores, which included conversions of owned outlet and concept stores to partner retail stores. Although we had a net increase in store count year-over-year, management continues to target an overall reduction in our worldwide retail store count to approximately 125 owned stores through store closures and transfers to partner retail stores in China, under our restructuring plan, discussed above. Included in the total count of retail stores worldwide are concession stores, which are concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain countries, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of worldwide company-owned retail stores. When a partner retail store is opened or a store is converted into a partner retail store, the store becomes wholly-owned and operated by third parties and related sales are recorded in our UGG and Sanuk brands wholesale reportable operating segment.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to customers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. At March 31, 2018, we operated our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Annual Report on Form 10-K we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe that evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates or to other financial measures presented in accordance with US GAAP.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other retailers. As a result, information included in this Annual Report on Form 10-K regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other retailers.

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

Refer to Note 14, "Quarterly Summary of Information (Unaudited)," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our results of operations by quarterly period.

Results of Operations

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017

The following table summarizes our results of operations:

	Years Ended March 31,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,903,339	100.0%	$1,790,147	100.0%	$113,192	6.3%
Cost of sales	971,697	51.1	954,912	53.3	(16,785)	(1.8)
Gross profit	931,642	48.9	835,235	46.7	96,407	11.5
Selling, general and administrative expenses	709,058	37.3	837,154	46.8	128,096	15.3
Income (loss) from operations	222,584	11.7	(1,919)	(0.1)	224,503	11,699.0
Other expense, net	1,888	0.1	5,067	0.3	3,179	62.7
Income (loss) before income taxes	220,696	11.6	(6,986)	(0.4)	227,682	3,259.1
Income tax expense (benefit)	106,302	5.6	(12,696)	(0.7)	(118,998)	(937.3)
Net income	$114,394	6.0%	$5,710	0.3%	$108,684	1,903.4%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$1,174,061	$1,141,303	$32,758	2.9%
International	729,278	648,844	80,434	12.4
Total	$1,903,339	$1,790,147	$113,192	6.3%

Net sales by brand and channel:
UGG brand:
Wholesale	$841,893	$826,355	$15,538	1.9%
Direct-to-Consumer	665,354	624,682	40,672	6.5
Total	1,507,247	1,451,037	56,210	3.9
Teva brand:
Wholesale	117,478	103,694	13,784	13.3
Direct-to-Consumer	16,116	14,021	2,095	14.9
Total	133,594	117,715	15,879	13.5
Sanuk brand:
Wholesale	78,283	77,552	731	0.9
Direct-to-Consumer	12,639	14,214	(1,575)	(11.1)
Total	90,922	91,766	(844)	(0.9)
Other brands:
Wholesale	149,961	116,206	33,755	29.0
Direct-to-Consumer	21,615	13,423	8,192	61.0
Total	171,576	129,629	41,947	32.4
Total	$1,903,339	$1,790,147	$113,192	6.3%

Total Wholesale	$1,187,615	$1,123,807	$63,808	5.7%
Total Direct-to-Consumer	715,724	666,340	49,384	7.4
Total	$1,903,339	$1,790,147	$113,192	6.3%

The increase in consolidated net sales was largely due to higher UGG, other brand, Teva wholesale and overall DTC sales. During the year ended March 31, 2018, we experienced an increase in pairs sold of 4.1% to 32,700 compared to 31,400 during the prior period. On a constant currency basis, net sales increased 6.1% during the year ended March 31, 2018 compared to the prior period.

Wholesale net sales of our UGG brand increased primarily due to an increase in weighted-average selling price per pair (WASPP), as well as an increase in apparel and home goods sales. The increase in WASPP was approximately $8,000, driven by fewer closeout sales. Further, we experienced an increase of approximately $7,000 in apparel and home goods sales compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 2.3% during the year ended March 31, 2018 compared to the prior period.

Wholesale net sales of our Teva brand increased primarily due to a higher WASPP of approximately $13,000, primarily attributable to changes in product mix and fewer closeout sales.

Wholesale net sales of our Sanuk brand remained relatively flat with a slight increase in volume of pairs sold.

Wholesale net sales of our other brands increased due to a higher volume of pairs sold of approximately $33,000 driven by the growth of the Hoka brand.

DTC net sales increased 7.4% compared to the prior period, largely due to growth in our E-Commerce business. The increase in total DTC net sales was primarily due to a higher volume of pairs sold of approximately $68,000, partially offset by a decrease in WASPP of approximately $28,000. The decrease in WASPP was due to higher discounted sales through UGG Closet, our limited E-Commerce outlet offering, as well as changes in product mix in our retail stores. Further, we experienced an increase in UGG brand apparel and home goods sales of approximately $9,000 compared to the prior period. On a constant currency basis, DTC net sales increased 6.2% during the year ended March 31, 2018 compared to the prior period.

Comparable DTC net sales for the 52 weeks ended April 1, 2018 increased 7.0% on a constant currency basis compared to the same period in fiscal year 2017. The increase in comparable DTC net sales was due to growth in E-Commerce, partially offset by a decline in sales at our retail stores.
International sales, which are included in the reportable operating segment sales presented above, increased by 12.4%. International sales represented 38.3% and 36.2% of total net sales for the years ended March 31, 2018 and 2017, respectively. The increase in international sales was primarily due to higher sales for the UGG and Hoka brands in Europe and Asia. On a constant currency basis, international sales increased 9.2% during the year ended March 31, 2018 compared to the prior period.
Gross Profit. Gross margin was 48.9% for the year ended March 31, 2018 compared to 46.7% for the year ended March 31, 2017. The increase in gross margin was primarily driven by lower input costs as we execute our supply chain initiatives through our operating profit improvement plan, a higher proportion of full-priced selling partly due to favorable weather conditions, as well as favorable foreign currency fluctuations compared to the prior period.

Selling, General and Administrative Expenses. The decrease in SG&A expenses during the year ended March 31, 2018 compared to the year ended March 31, 2017 was primarily due to:

•
significantly decreased impairment and depreciation costs of approximately $138,000, primarily due to the impairment charge for the Sanuk brand wholesale reportable operating segment goodwill and patent in the amount of approximately $118,000, as well as retail store and other long-lived asset impairment charges incurred in the prior period;

•
increased payroll costs of approximately $38,000, primarily due to higher performance-based compensation, as well as time-based stock awards of approximately $35,000, and costs for our in-house converted sales team;

•
decreased commission expenses of approximately $23,000, primarily due to the conversion of sales agent agreements to an in-house sales team in the prior period, partially offset by the increased payroll costs discussed above;

•	increased costs associated with our proxy contest of approximately $8,500;

•
decreased foreign currency losses of approximately $8,300, due to favorable exchange rates for European and Asian currencies in the current period, partially offset by higher realized losses on hedging instruments on foreign currency exchange rate forward contracts compared to the prior period;

•
decreased professional and consulting service costs of approximately $8,000, primarily driven by costs savings initiatives as well as lower restructuring charges related to corporate reorganization cost compared to the prior period;

•	increased warehouse-related expenses of approximately $6,000, primarily due to new North American third party logistic provider (3PL) costs and higher warehouse costs in Europe in the current period;

•
decreased rent and occupancy expenses of approximately $7,000, primarily due to fewer retail stores and related costs, including restructuring charges for lease termination costs incurred in the prior period;

•	increased advertising, promotion, and other operating expenses of approximately $2,900, primarily due to increased international investment compared to the prior period; and

•	increased bad debt expense of approximately $1,300, primarily due to recent payment history on an unsettled customer account in the current period.

Income (Loss) from Operations. The following table summarizes operating income (loss) from operations by reportable operating segment:

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$247,826	$213,407	$34,419	16.1%
Teva brand wholesale	20,400	10,045	10,355	103.1
Sanuk brand wholesale	14,474	(110,582)	125,056	113.1
Other brands wholesale	22,258	1,571	20,687	1,316.8
Direct-to-Consumer	156,896	109,802	47,094	42.9
Unallocated overhead costs	(239,270)	(226,162)	(13,108)	(5.8)
Total	$222,584	$(1,919)	$224,503	11,699.0%

The increase in total income from operations primarily resulted from higher sales at higher gross margins, as well as lower overall SG&A expenses, primarily driven by approximately $138,000 of impairment charges incurred in the prior period, as described above.

The increase in income from operations of UGG brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

The increase in income from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets incurred in the prior period, as well as higher sales at higher gross margins in the current period.

The increase in income from operations of other brands wholesale was due to higher Hoka brand sales, partially offset by higher SG&A expenses, primarily driven by higher variable selling and marketing expenses.

The increase in income from operations of DTC was primarily due to overall higher sales in our E-Commerce business and lower SG&A expenses, primarily driven by lower restructuring charges for retail stores compared to the prior period, as well as net realized cost savings due to our operating profit improvement plan.

The increase in unallocated overhead costs was primarily due to higher performance-based compensation and warehouse and 3PL costs, net of cost savings realized from our operating profit improvement plan, partially offset by favorable fluctuations in European and Asian exchange rates. The increase in performance-based compensation of approximately $17,000 compared to the prior period is due to performance criteria associated with certain compensatory awards being achieved in the current period. The increase in warehouse costs of approximately $10,000 compared to the prior period was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated overhead costs based on a determination that the warehouses support multiple reportable operating segments, as well as a new North American 3PL.

Refer to Note 12, "Reportable Operating Segments," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further discussion on the nature of our reportable operating segments.

Other Expense, Net. The decrease in total other expense, net, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities during the year ended March 31, 2018 compared to the prior period.

Income Taxes. The income tax expense and the effective income tax rates were as follows:

	Years Ended March 31,
	2018	2017
Income tax expense (benefit)	$106,302	$(12,696)
Effective income tax rate	48.2%	181.7%

The change in the effective tax rate was primarily due to the impacts from the enactment of the Tax Reform Act during the year ended March 31, 2018, partially offset by the impact of non-recurring restructuring charges and non-cash impairment charges recognized during the year ended March 31, 2017. Of the total income tax expense recorded during the year ended March 31, 2018, $14,395 was recorded for the re-measurement of our deferred tax assets to the lower enacted US federal tax rates in the consolidated statements of comprehensive income (loss). Additionally, we recorded provisional US federal and state tax estimates for the one-time mandatory deemed repatriation of foreign earnings of $59,114, including discrete tax impacts of $46,405 related to foreign earnings and profits generated prior to April 1, 2017. These provisional estimates were offset by a benefit of $2,502 due to the reduction of the US federal income tax rate from 35% to 31.5%. For further details on the impacts of the Tax Reform Act and the related provisional estimates recorded to income tax expense during the year ended March 31, 2018, refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K.

Our effective tax rate was further impacted by the change in the jurisdictional mix of worldwide income before income taxes during the year ended March 31, 2018. The change in jurisdictional mix was primarily related to an increase in foreign income before income taxes relative to worldwide income before income taxes compared to the prior period.

Foreign income before income taxes was $149,214 and $63,011 and worldwide income (loss) before income taxes was $220,696 and $(6,986) during the years ended March 31, 2018 and 2017, respectively. The increase in foreign income before income taxes was primarily due to a larger proportionate increase in foreign sales and a reduction of foreign operating expenses during the year ended March 31, 2018 compared to the prior period. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to the impact of the Sanuk brand goodwill and patent impairment charges to domestic and worldwide income recorded during the prior period.

For the year ended March 31, 2018, we generated approximately $4,129 of pre-tax earnings from one country which does not impose a corporate income tax compared to $21,569 during the prior period. Unremitted earnings of non-US subsidiaries for which we have not recognized the one-time mandatory deemed repatriation tax are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of taxable dividends. As of March 31, 2018, we had approximately $203,032 of cash and cash equivalents outside the US that would be subject to additional foreign withholding taxes if it were to be repatriated.

We expect that our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our retail store and fleet optimization, the impact of internal savings initiatives, the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe that the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business, will result in increases in foreign income before income taxes both in absolute terms and as a percentage of worldwide income before income taxes. In addition, we believe that our effective tax rate will continue to be impacted by our actual foreign income before income taxes relative to our actual worldwide income before income taxes.

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

Other Comprehensive Income. Other comprehensive income increased primarily due to higher foreign currency translation gains driven by changes in our net asset position and European and Asian exchange rates during the year ended March 31, 2018 compared to the prior period.

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016

The following table summarizes our results of operations:

	Years Ended March 31,
	2017		2016		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,790,147	100.0%	$1,875,197	100.0%	$(85,050)	(4.5)%
Cost of sales	954,912	53.3	1,028,529	54.8	73,617	7.2
Gross profit	835,235	46.7	846,668	45.2	(11,433)	(1.4)
Selling, general and administrative expenses	837,154	46.8	684,541	36.5	(152,613)	(22.3)
(Loss) income from operations	(1,919)	(0.1)	162,127	8.7	(164,046)	(101.2)
Other expense, net	5,067	0.3	5,242	0.3	175	3.3
(Loss) income before income taxes	(6,986)	(0.4)	156,885	8.4	(163,871)	(104.5)
Income tax (benefit) expense	(12,696)	(0.7)	34,620	1.9	47,316	136.7
Net income (loss)	$5,710	0.3%	$122,265	6.5%	$(116,555)	(95.3)%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Years Ended March 31,
	2017	2016	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$1,141,303	$1,219,744	$(78,441)	(6.4)%
International	648,844	655,453	(6,609)	(1.0)
Total	$1,790,147	$1,875,197	$(85,050)	(4.5)%

Net sales by brand and channel:
UGG brand:
Wholesale	$826,355	$918,102	$(91,747)	(10.0)%
Direct-to-Consumer	624,682	606,247	18,435	3.0
Total	1,451,037	1,524,349	(73,312)	(4.8)
Teva brand:
Wholesale	103,694	121,239	(17,545)	(14.5)
Direct-to-Consumer	14,021	11,810	2,211	18.7
Total	117,715	133,049	(15,334)	(11.5)
Sanuk brand:
Wholesale	77,552	90,719	(13,167)	(14.5)
Direct-to-Consumer	14,214	15,522	(1,308)	(8.4)
Total	91,766	106,241	(14,475)	(13.6)
Other brands:
Wholesale	116,206	100,820	15,386	15.3
Direct-to-Consumer	13,423	10,738	2,685	25.0
Total	129,629	111,558	18,071	16.2
Total	$1,790,147	$1,875,197	$(85,050)	(4.5)%

Total Wholesale	$1,123,807	$1,230,880	$(107,073)	(8.7)%
Total Direct-to-Consumer	666,340	644,317	22,023	3.4
Total	$1,790,147	$1,875,197	$(85,050)	(4.5)%

The decrease in overall net sales was largely due to lower UGG, Teva, and Sanuk brands wholesale sales, which was partially offset by increased other brand wholesale and DTC sales. We experienced a decrease of 2.3% in overall WASPP, primarily driven by a decrease in WASPP for the UGG brand, which drove the overall decrease in wholesale sales. We also experienced a decrease in the number of pairs sold in our UGG, Teva, and Sanuk brands which contributed to an overall decrease in volume of footwear sold for all brands of 2.2% to approximately 31,400 pairs sold for the year ended March 31, 2017 from approximately 32,100 pairs for the year ended March 31, 2016. The decrease was largely attributable to lower North American UGG brand wholesale sales. In addition, we experienced reduced wholesale sales in Europe during the third quarter of fiscal year 2017 as a result of our transition to the new European 3PL. On a constant currency basis, overall net sales decreased 4.1% to approximately $1,800,300 in fiscal year 2017 compared to fiscal year 2016.

Wholesale net sales of our UGG brand decreased due to a decline in WASPP and in the volume of pairs sold. The decrease in WASPP had an impact of approximately $75,000, and was primarily attributable to changes in product mix and a higher proportion of international closeout sales at lower prices relative to the prior period. The decrease in WASPP was slightly offset by a shift in channel mix to DTC. The decrease in the volume of pairs sold had an impact of approximately $31,000, primarily attributable to lower North American wholesale sales. These decreases were partially offset by positive impacts from lower sales allowances or reserves and chargebacks due to lower sales and less promotional activity compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand decreased 9.7% to approximately $829,800 in fiscal year 2017 compared to fiscal year 2016.

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

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold, offset by a decrease in WASPP. The increase in volume of pairs sold had an impact of approximately $22,000 primarily driven by growth in the Hoka and Koolaburra brands, partially offset by a decrease in the discontinued brands' volume of pairs sold. The decrease in WASPP had an impact of approximately $5,000 due to a shift in product mix.

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
Gross Profit. Gross margin was 46.7% for fiscal year 2017 compared to 45.2% for fiscal year 2016. The overall improvement in gross margin was driven by a higher proportion of DTC net sales and lower material costs, changes in product mix, decreased domestic promotional activity, and the lower impact of closeout sales compared to the prior period. This was slightly offset by the strengthening of the US dollar.

Selling, General and Administrative Expenses. The increase in SG&A expenses for fiscal year 2017 compared to fiscal year 2016 was primarily due to:

•	impairment charges for the Sanuk brand wholesale reportable operating segment's goodwill and patent of approximately $118,000;

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

•
increased other operating expenses of approximately $4,600, primarily driven by innovation and design costs and outside services, as well as third party management fees for Asian operations in the E-Commerce business;

•	increased expenses of approximately $4,500 due to contingent consideration credits taken in fiscal year 2016 that are not recurring in fiscal year 2017;

•	impairment charges for IT-related long-lived assets and related maintenance contract termination costs of approximately $3,400, included in restructuring charges;

•	increased warehouse expenses of approximately $2,100, largely driven by costs related to closing and transitioning 3PL warehouses;

•	decreased bad debt expense of approximately $2,500, due to fewer delinquent customer accounts in the current period; and

•	decreased occupancy and rent expense of approximately $1,700 due to higher restructuring charges incurred for retail store closures and office consolidations in the prior period.

(Loss) Income from Operations. The following table summarizes operating (loss) income by reportable operating segment:

	Years Ended March 31,
	2017	2016	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$213,407	$246,990	$(33,583)	(13.6)%
Teva brand wholesale	10,045	17,692	(7,647)	(43.2)
Sanuk brand wholesale	(110,582)	15,565	(126,147)	(810.5)
Other brands wholesale	1,571	(4,384)	5,955	135.8
Direct-to-Consumer	109,802	101,756	8,046	7.9
Unallocated overhead costs	(226,162)	(215,492)	(10,670)	(5.0)
Total	$(1,919)	$162,127	$(164,046)	(101.2)%

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

Foreign income before income taxes was $63,011 and $105,938 and worldwide (loss) income before income taxes was $(6,986) and $156,885 for the years ended March 31, 2017 and 2016, respectively. The decrease in foreign income before income taxes was primarily due to an increase in foreign operating expenses related to restructuring charges and a decrease in compensation earned by our foreign-based global product sourcing organization during fiscal year 2017 compared to fiscal year 2016. Foreign income before income taxes, as a percentage of worldwide loss before taxes, increased primarily due to the recording of domestic non-cash impairment charges, as discussed above, as well as a decrease in domestic sales during fiscal year 2017 compared to fiscal year 2016.

For fiscal year 2017, we generated approximately $21,569 of our pre-tax earnings from one country which does not impose a corporate income tax compared to $35,402 during fiscal year 2016.

Net Income. Our net income decreased primarily due to lower sales and higher SG&A expenses attributable to the impairment and restructuring charges discussed above, offset by higher gross margins. Our net income per share decreased due to lower net income, partially offset by a slightly lower number of weighted-average common shares outstanding.

Other Comprehensive Loss. Other comprehensive loss increased as a result of increased foreign currency translation losses driven by changes in exchange rates for Asian and European currencies during fiscal year 2017 compared to fiscal year 2016.

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from ongoing operating activities and borrowings under our revolving credit facilities, as needed.

Our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30th and September 30th to support our major selling seasons, which historically occur during the quarters ending September 30th and December 31st; whereas the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31st and March 31st in anticipation of the spring selling season that occurs in the quarters ending March 31st and June 30th.

We believe that our cash and cash equivalents balances, cash generated from operations, and available borrowings under our revolving credit facilities, as governed by our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, as amended (Domestic Credit Facility), our revolving credit facility in China (as amended, China Credit Facility), and our revolving credit facility in Japan (Japan Credit Facility) will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

Pursuant to the Tax Reform Act, we recorded approximately $59,114 of US federal and state income taxes on approximately $627,787 of undistributed earnings from our non-US subsidiaries through December 31, 2017. During the quarter ended March 31, 2018, a cash distribution of $250,000 was repatriated to the US from a foreign subsidiary and we recorded a state income tax provision of $607. No foreign withholding taxes were required. The total income tax expense recorded also includes a deferred state liability of $927 for all undistributed earnings through December 31, 2017.

As of March 31, 2018, we reported approximately $385,884 of undistributed earnings from our non-US subsidiaries, of which $203,032 relates to cash that could be subject to foreign withholding taxes if repatriated. During the fourth quarter ended March 31, 2018, we earned approximately $15,389 from our non-US subsidiaries that is not subject to the one-time mandatory deemed repatriation tax and for which no taxes have been provided. We anticipate making future cash distributions only from undistributed earnings that have been or will be subject to US tax. Any remaining earnings balance that has not already been subject to US income tax is expected to be reinvested outside of the US indefinitely as it is required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings.

We are evaluating our capital allocation strategy and considering further opportunities to put global cash to use in a way that will profitably grow our business and drive stockholder value, including by repurchasing our stock. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by a number of additional considerations, which include clarifications of or changes to the Tax Reform Act, including the issuance of final regulations, timing and amount of any additional tax liabilities relating to the Tax Reform Act, additional accounting or regulatory guidance, our ongoing analysis, which may result in changes to various assumptions underlying the estimates, and our actual earnings for current and future fiscal periods.

Our liquidity may be impacted by additional factors, including our operating results, brand perception, unexpected weather conditions, our ability to respond to changes in consumer preferences in the retail environment, collect our receivables in a timely manner and effectively manage our inventories. Furthermore, we may require additional cash resources due to changing business conditions, economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any acquisitions. If our existing sources of liquidity are insufficient to satisfy our cash requirements, we may seek to borrow under our existing borrowing arrangements, seek new borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations that could result in operating and financial covenants that would restrict our operations and could further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Capital Resources

Domestic Credit Facility. The Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility which matures on November 13, 2019. As of March 31, 2018 and through May 25, 2018, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Domestic Credit Facility.

China Credit Facility. The China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $47,760. As of March 31, 2018 and through May 25, 2018, we had no outstanding balance and available borrowings of $47,760 under our China Credit Facility.

Japan Credit Facility. The Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $51,700, for a maximum term of six months for each draw on the facility. As of March 31, 2018 and through May 25, 2018, we had no outstanding balance and available borrowings of $51,700 under our Japan Credit Facility. We have renewed the Japan Credit Facility through January 31, 2019 under the terms of the original agreement.

Mortgage. As of March 31, 2018, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $32,082. The loan will mature and require a balloon payment in the amount of $23,700 on July 1, 2029, in addition to any then-outstanding balance.

Debt Covenants. At March 31, 2018 and through May 25, 2018, we were in compliance with all debt covenants under our borrowing arrangements.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our borrowing arrangements.

Cash Flows

The following table summarizes our cash flows:

	Years Ended March 31,
	2018	2017	2016
Net cash provided by operating activities	$327,351	$199,330	$125,813
Net cash used in investing activities	(34,697)	(44,499)	(67,221)
Net cash used in financing activities	(157,715)	(103,757)	(36,811)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments and changes in working capital.

The increase in net cash provided by operating activities during fiscal year 2018 compared to fiscal year 2017 was primarily due to the $131,684 positive change in operating assets and liabilities partially offset by the net change in net income after non-cash adjustments of $3,663. Operating assets and liabilities provided positive operating cash flows primarily from the following activities: (1) $59,105 increase in long-term income tax liability related to the Tax Reform Act; (2) $29,030 increase in accrued expenses related to performance-based compensation and other liabilities; (3) $28,330 reduction in income tax receivable due to timing; and (4) $12,106 improved trade accounts receivable.

The increase in net cash provided by operating activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to (1) lower net income compared to fiscal year 2016, (2) the net impact of changes in non-cash impairment charges and related deferred tax positions, as well as additional restructuring charges, and (3) positive changes in working capital compared to the prior period primarily for inventory and accounts receivable. The change in cash used for inventory was lower compared to the prior period due to lower sales offset by improved inventory management. The change in accounts receivable levels relates to lower accounts receivable balances compared to the prior period due to lower wholesale sales and timing differences for collections.

Wholesale channel trade accounts receivable turnover increased to 6.2 times during the year ended March 31, 2018 compared to 6.0 during the year ended March 31, 2017, due to higher wholesale sales, partially offset by the impact of higher average accounts receivable balances. Inventory turnover increased to 2.4 times during the year ended March 31, 2018 compared to 2.2 times during the year ended March 31, 2017, due to lower average inventory levels and higher costs of sales due to higher sales compared to the prior period.

Investing Activities. The decrease in net cash used in investing activities during fiscal year 2018 compared to fiscal year 2017 was due to lower capital expenditures for property and equipment primarily driven by lower expenditures on real property acquisitions, retail stores and showrooms, as well as IT infrastructure and improvements, partially offset by higher warehouse build-out costs associated with the expansion of our warehouse and distribution center located in Moreno Valley, California.

The decrease in net cash used in investing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to fewer capital expenditures for the business transformation project implementation and business acquisition costs compared to the prior period, as well as the winding down of the build out of our new retail stores and lower costs for purchases of computer hardware and equipment. This was partially offset by the purchase of land adjacent to our corporate headquarters campus during fiscal year 2017.

Financing Activities. The increase in net cash used in financing activities in fiscal year 2018 compared to fiscal year 2017 was primarily due to larger stock repurchases, partially offset by lower net borrowings and repayments of short-term borrowings and the final Sanuk brand contingent consideration payment being made in the prior period.

The increase in net cash used in financing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to higher net borrowings and repayments of short-term borrowings, as well as repurchases of our common stock and cash paid for contingent consideration related to the Sanuk brand acquisition.

Refer to Note 8, "Stockholders' Equity," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our stock repurchase programs and activity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2018 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$336,545	$54,836	$96,724	$72,776	$112,209
Purchase obligations for product (2)	455,228	455,228	—	—	—
Purchase obligations for sheepskin (3)	106,852	54,252	52,600	—	—
Other purchase obligations (4)	48,082	28,894	19,188	—	—
Mortgage obligation (5)	48,083	2,168	4,336	4,336	37,243
Net unrecognized tax benefits (6)	9,238	—	3,722	5,516	—
Total	$1,004,028	$595,378	$176,570	$82,628	$149,452

(1)	Our operating lease commitments consist primarily of building leases for our retail locations, distribution centers, and regional offices, and include the cash lease payments of deferred rents.

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

(4)
Our other purchase obligations generally consist of non-cancellable minimum commitments for capital expenditures, obligations under service contracts and requirements to pay promotional expenses. Our promotional expenditures and service contracts are due periodically during fiscal years 2019 through 2021.

As of March 31, 2018, we had approximately $5,514 of commitments for future capital expenditures primarily related to our continued build-out and expansion of our warehouse and distribution center located in Moreno Valley, California. We estimate that the capital expenditures for fiscal year 2019, including the aforementioned commitments, will not exceed $35,000 to $40,000. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility openings, as well as unforeseen needs to replace existing assets and the timing of other expenditures.

(5)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. Payments represent principal and interest amounts. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our mortgage obligation and payments.

(6)
Net unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized. Refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our uncertain tax positions.

Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Impact of Foreign Currency Exchange Rate Fluctuations

Foreign currency exchange rate fluctuations had an incremental positive impact on the year ended March 31, 2018 compared to an incremental negative impact on the years ended March 31, 2017 and 2016, respectively.

Refer to “Results of Operations,” above, as well as the consolidated statements of comprehensive income (loss), and Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on the impact of foreign currency exchange rate fluctuations.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes, based upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our consolidated financial statements and notes thereto: allowances for doubtful accounts, estimated returns liability, sales discounts and customer chargebacks; inventory valuations; valuation of goodwill, intangible and other long-lived assets; and performance-based stock compensation.

Refer to Note 1, "General," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our significant accounting policies and use of estimates, as well as the impact of recent accounting pronouncements.

Revenue Recognition. We recognize wholesale and international distributor revenue when products are shipped or delivered, depending on the contract terms, E-Commerce revenue on delivery, and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recognized, as discussed below. For DTC sales, a sales return liability for estimated returns is provided for when related revenue is recognized. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as cost of sales. Revenue is presented net of initial direct costs, including fees and taxes (for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes). Taxes are collected from customers and remitted directly to governmental authorities.

Accounts Receivable Allowances and Reserves. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2018		2017
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$177,166	100.0%	$190,997	100.0%
Allowance for doubtful accounts	3,487	2.0	5,979	3.1
Allowance for sales discounts	1,400	0.8	3,100	1.6
Allowance for chargebacks	7,727	4.4	7,028	3.7

	Three Months Ended March 31,
	2018		2017
	Amount	% of Net Sales	Amount	% of Net Sales
Wholesale net sales	$223,127	100.0%	$219,116	100.0%
Allowance for sales returns	20,848	9.3	16,247	7.4
Direct-to-Consumer net sales	$177,557	100.0%	$150,349	100.0%
Sales returns liability	2,308	1.3	2,736	1.8

Allowance for Doubtful Accounts. We provide an allowance against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. The allowance includes specific allowances for trade accounts, of which all or a portion are identified as potentially uncollectible based on known or anticipated losses. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for accounts which we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2018 by approximately $1,000.

Allowance for Sales Discounts. We provide an allowance for term discounts for our wholesale channel sales against trade accounts receivable, which reflects a discount that our customers may take, generally based upon meeting certain order, shipment and prompt or early payment terms. We use the amount of the discounts that are available to be taken against the period end trade accounts receivable to estimate and record a corresponding reserve for sales discounts.

Allowance for Chargebacks. We provide an allowance against chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, discounts, markdowns, short shipments and other reasons. Therefore, we record an allowance for the balance of chargebacks that are outstanding as of the end of each period. This estimate is based on historical trends of the timing and amount of chargebacks taken against wholesale channel customer invoices.

Allowance for Sales Returns. We record an allowance against trade accounts receivable for anticipated future returns of goods shipped prior to period end for our wholesale channel. Generally, we allow returns for damaged or defective product. We base the amounts of the allowance on any approved customer requests for returns, historical returns experience, and any recent events that could results in a change from historical returns rates, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance for total returns at March 31, 2018 by approximately $2,000.

Sales Returns Liability. We record a liability for anticipated future returns of goods shipped prior to period end for our DTC segment. In general, we have a policy whereby we accept returns from our customers, including for damaged or defective products, within 30 days for cash or credit for up to one year. We calculate the liability using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate sales expected to ultimately be returned would change the liability for total returns at March 31, 2018 by approximately $300.

Inventory Write-Downs. We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost, market or net realizable value. Inventories are stated at $299,602 and $298,851, net of inventory write-downs of $9,020 and $7,638 as of March 31, 2018 and 2017, respectively. The amount of inventory write-downs as a percentage of gross inventories was 2.9% and 2.5% as of March 31, 2018 and 2017, respectively. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2018 by approximately $1,000.

Goodwill and Indefinite-Lived Intangible Assets. We assess the impairment of goodwill and indefinite-lived intangible assets on an annual basis. We also perform interim impairment assessments of goodwill and indefinite-lived intangible assets if events or changes in circumstances between annual tests indicate a potential impairment.

First we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units' projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

During fiscal years 2018, 2017 and 2016, we performed our annual impairment assessment and evaluated the UGG and other brands' wholesale reportable operating segment goodwill at December 31st and evaluated our Teva indefinite-lived trademarks at October 31st. Based on the carrying amounts of the UGG and other brands' goodwill and Teva brand indefinite-lived trademarks, each of the brands' actual fiscal year sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that these assets were not impaired.

During fiscal year 2017, we performed the annual impairment assessment of our Sanuk brand wholesale reportable operating segment goodwill at October 31, 2016, with the assistance of a third party valuation firm. Our assessment identified an indicator of impairment and we performed the following:

•
Under step one of the impairment assessment, management concluded that the fair value of the Sanuk brand wholesale reportable operating segment was below its carrying value, which was primarily the result of lower-than-forecasted sales, lower market multiples for non-athletic footwear and apparel, and a more limited view of international and domestic expansion opportunities for the brand given the changing retail environment.

•
Under step two of the impairment assessment, management concluded that the fair value allocated to all of the assets and liabilities of the Sanuk brand wholesale reportable operating segment, using a hypothetical allocation of assets, including net tangible and intangible assets, resulted in a non-cash impairment charge of $113,944, which was recognized in the third quarter of fiscal year 2017 and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, such as property and equipment and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At least quarterly, the Company evaluates factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others.

When an impairment-triggering event has occurred, we test for recoverability of the asset group's carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, we consider the remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If impaired, the asset or asset group is written down to fair value based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the asset group.

We did not identify any definite-lived intangible asset impairments during the years ended March 31, 2018 and 2016. However, during fiscal year 2017, and in connection with the goodwill impairment discussed above, we identified an impairment of the Sanuk brand's amortizable patent. Our analysis determined that the Sanuk brand's amortizable patent was fully impaired as the Sanuk SIDEWALK SURFERS utility patent had very limited value in the marketplace because of its limited ability to exclude others from creating similar products. As a result, we recognized a non-cash impairment charge to the patent of $4,086 in the Sanuk wholesale reportable operating segment during the third quarter of fiscal year 2017, which was recorded in SG&A expenses in the consolidated statements of comprehensive income

(loss). We did not identify any additional impairments for Sanuk brand's other definite-lived intangible assets during fiscal year 2017, as the undiscounted future cash flows associated with those assets exceeded their carrying values.

During the third quarter of fiscal year 2017, we also recognized an impairment for definite-lived intangible assets in the DTC reportable operating segment of $4,743, due to a decline in market rental rates for European retail stores, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Further, during the years ended March 31, 2018, 2017, and 2016, we recognized impairment losses for other long-lived assets primarily for retail store related fixed assets and computer software of approximately $2,400, $11,300, and $19,000, respectively.

Refer to Note 1, "General," and Note 3, "Goodwill and Other Intangible Assets," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our goodwill, intangible and other long-lived assets.

Performance-Based Compensation. In accordance with applicable accounting guidance, we recognize performance-based compensation expense, including performance-based stock compensation and annual cash bonus compensation, when it is deemed probable that the applicable performance criteria will be met. Performance-based compensation does not include time-based awards subject only to service-based conditions. We evaluate the probability of achieving the applicable performance criteria on a quarterly basis. Our probability assessment can fluctuate from quarter to quarter as we assess our projected results against performance criteria. As a result, the related performance-based compensation expense we recognize may also fluctuate from period to period.

At the beginning of each fiscal year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for future fiscal years. Our Compensation Committee then establishes specific annual financial and strategic goals for each executive. Vesting of performance-based stock compensation or recognition of cash bonus compensation is based on our achievement of certain targets for annual revenue, operating income, pre-tax income, and earnings per share, as well as achievement of pre-determined individual financial performance criteria that is tailored to individual employees based on their roles and responsibilities with us. The performance criteria, as well as our annual targets, differ each year and are based upon many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior year's performance, business and general economic conditions and market and peer group analysis.

Performance-based compensation expense increased approximately $32,700 during fiscal year 2018 compared to fiscal year 2017 as the performance criteria relating to our fiscal year 2018 performance-based stock compensation and cash bonuses were achieved. Comparably, during fiscal year 2017, performance-based stock compensation expense decreased approximately $1,100 compared to fiscal year 2016 as the performance criteria in both periods were not achieved or were partially achieved, and accordingly, we reversed expense in each period for those awards. Performance-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Refer to Note 8, "Stockholders' Equity," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our performance-based stock compensation.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recorded in the consolidated statements of comprehensive income (loss) in the period that includes the enactment date.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

We are subject to income taxes in the US and foreign jurisdictions. We provide for income taxes at the current and future enacted tax rates and consistent with laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained upon examination. The benefit of a tax position is recognized in the consolidated financial statements in the period during which we believe it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits in the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We recognize interest and penalties related to unrecognized tax benefits within operating expense in the consolidated statements of comprehensive income (loss). While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous.

We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-US operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our US and foreign subsidiaries.

On December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the impact of the Tax Reform Act and provides a measurement period, which should not extend beyond one year from the enactment date, during which we may complete the accounting for the impacts of the Tax Reform Act under Accounting Standard Codification Topic 740 (ASC 740). In accordance with SAB 118, we must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete. Any adjustments to provisional amounts that are identified during the measurement period will be recorded and disclosed in the reporting period in which the adjustment is determined. The complexity of the Tax Reform Act could necessitate the need to use the full one year measurement period to adequately interpret, analyze and draw a conclusion about the Tax Reform Act's effects on us as of the enactment date.

Refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on income taxes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. While there have historically been significant changes in the price of sheepskin, the price of sheepskin has stabilized in recent years. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins. Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our sheepskin contracts.

Foreign Currency Exchange Rate Risk

We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency exchange rate risk from existing assets and liabilities. Other than changes in the amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. There has been recent increased volatility with respect to the exchange rates between US dollars and both British Pounds and Euros. This increased volatility may be due in part to tax, importation and other policies being contemplated by the US government, the withdrawal by the United Kingdom from the European Union (commonly referred to as Brexit) and other global economic and political issues. We do not know whether this level of volatility will increase or decrease in the future. At May 25, 2018, we are not aware of any factors that are expected to result in a material change in the general nature of our primary market risk exposure.

As of March 31, 2018, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $12,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effect such hypothetical changes may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our foreign currency exchange rate forward contracts.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. Our foreign currency exchange rate risk arises as a result of our European and Asian operations. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of re-measuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US-dollar functional and also from re-measuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We re-measure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currencies are their designated functional currencies, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates as of the end of the reporting period, which results in financial statement translation gains and losses recognized in other comprehensive income (loss). Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors.

Interest Rate Risk

Our market risk exposure with respect to financial instruments is tied to changes in the prime rate, the federal funds effective rate, and the London Interbank Offered Rate (LIBOR). Our Domestic Credit Facility provides, at our election, for interest on outstanding borrowings at interest rates tied to adjusted LIBOR or the Alternative Base Rate (ABR), and is variable based on our total adjusted leverage ratio each quarter. The ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. A hypothetical 1.0% increase in interest rates under each of our revolving credit facility agreements would have resulted in an aggregate increase to interest expense of approximately $500 for the year ended March 31, 2018. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our revolving credit facilities.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15, "Exhibits and Financial Statement Schedule," of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

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

At March 31, 2018, our management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of March 31, 2018. The registered public accounting firm that audited our consolidated financial statements in Part IV of this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please refer to the section entitled “Report of Independent Registered Public Accounting Firm” on page F-3 of this Annual Report on Form 10-K.

c) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, to this Annual Report on Form 10-K. This Part II, Item 9A, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART III

References in this Annual Report on Form 10-K to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

The defined periods for the fiscal years ended March 31, 2018, 2017, and 2016 are stated in Items 10, 11, 12, 13, and 14 herein as "year ended" or "years ended".

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2018 annual meeting of stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended March 31, 2018 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

PART IV

References in this Annual Report on Form 10-K to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

The defined periods for the fiscal years ended March 31, 2018, 2017, and 2016 are stated in Item 15 herein as "year ended" or "years ended".

Item 15. Exhibits and Financial Statement Schedule

Refer to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page F-1 of this Annual Report on Form 10-K for our Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q filed on August 9, 2010 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as updated through April 26, 2018 (Exhibit 3.1 to the Registrant's Form 8-K filed on April 30, 2018 and incorporated by reference herein)
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

*10.6	First Amendment to Lease Agreement, dated June 6, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551
*10.7	Second Amendment to Lease Agreement, dated July 17, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551
10.8
Second Amended and Restated Credit Agreement, dated November 13, 2014, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 19, 2014 and incorporated by reference herein)

*10.9
Amendment No. 1, dated August 28, 2015, to Second Amended and Restated Credit Agreement, dated as of November 13, 2014, among the Company, the designated borrowers, JPMorgan Chase Bank, National Association, as Administrative Agent and the lenders party thereto

*10.10
Amendment No. 2, dated October 3, 2016, to Second Amended and Restated Credit Agreement, dated as of November 13, 2014, among the Company, the designated borrowers, JPMorgan Chase Bank, National Association, as Administrative Agent and the lenders party thereto

10.11
Amendment No. 3, dated November 21, 2017, to Second Amended and Restated Credit Agreement, dated as of November 13, 2014, among the Company, the designated borrowers, JPMorgan Chase Bank, National Association, as Administrative Agent and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 22, 2017 and incorporated by reference herein)

10.12
Term Loan Agreement, dated July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.13
Continuing Guaranty Agreement, dated July 9, 2014, by and among Deckers Outdoor Corporation and California Bank & Trust (Exhibit 10.2 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.14
Deed of Trust, Assignment of Leases and Rents and Security Agreement (including Fixture Filing), dated July 9, 2014, executed by Deckers Cabrillo, LLC (Exhibit 10.3 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

#10.15	Form of Change of Control and Severance Agreement (Exhibit 10.19 to the Registrant’s Form 10-K filed on May 30, 2017 and incorporated by reference herein)
#10.16
Consulting Agreement and General Release, dated May 24, 2016 and effective May 31, 2016, entered into by and between Deckers Outdoor Corporation and Angel Martinez (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2016 and incorporated by reference herein)

#10.17	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006 and incorporated by reference herein)
#10.18	First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007 and incorporated by reference herein)
#10.19
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective as of December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.20
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 2016 (Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.21
Form of Deckers Outdoor Corporation Management Incentive Program under the 2006 Equity Incentive Plan (Exhibit 10.28 to the Registrant’s Form 10-K filed on March 1, 2013 and incorporated by reference herein)

#10.22	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (Exhibit 10.28 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)
#10.23
Form of Stock Unit Award Agreement (2015 Performance-Based PSU) under the 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.24
Form of Stock Unit Award Agreement (2015 Time-Based RSU) under the 2006 Equity Incentive Plan (Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.25
Form of Stock Unit Award Agreement (2016 Performance-Based PSU) under the 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.26	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.27	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.28	Management Incentive Plan (Exhibit 10.1 to the Registrant's Form 10-Q filed on August 10, 2015 and incorporated by reference herein)
#10.29	2016 Non-Vested Stock Unit (NSU) Award Agreement (Exhibit 10.2 to the Registrant's Form 10-Q filed on August 10, 2015 and incorporated by reference herein)
#10.30
Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan (2016 LTIP Financial Performance Award) (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2015 and incorporated by reference herein)

#10.31	Form of Stock Unit Award Agreement (2016 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.6 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)
#10.32
Form of Stock Unit Award Agreement (2017 Performance-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)

#10.33	Form of Stock Unit Award Agreement (2017 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)
#10.34	Form of Stock Unit Award Agreement (2018 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.35
Form of Stock Unit Award Agreement (2018 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)

#10.36	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	May 30, 2018
David Powers

/s/ THOMAS A. GEORGE	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2018
Thomas A. George

/s/ JOHN M. GIBBONS	Chairman of the Board	May 30, 2018
John M. Gibbons

/s/ KARYN O. BARSA	Director	May 30, 2018
Karyn O. Barsa

/s/ NELSON C. CHAN	Director	May 30, 2018
Nelson C. Chan

/s/ MICHAEL F. DEVINE, III	Director	May 30, 2018
Michael F. Devine, III

/s/ WILLIAM L. MCCOMB	Director	May 30, 2018
William L. McComb

/s/ JAMES QUINN	Director	May 30, 2018
James Quinn

/s/ LAURI M. SHANAHAN	Director	May 30, 2018
Lauri M. Shanahan

/s/ BONITA C. STEWART	Director	May 30, 2018
Bonita C. Stewart

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

The defined periods for the fiscal years ended March 31, 2018, 2017, and 2016 in the consolidated financial statements, notes and financial statement schedule thereto are expressed herein as "year ended" or "years ended".

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the years ended March 31, 2018, 2017 and 2016, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years ended March 31, 2018, 2017 and 2016 in conformity with United States (US) generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 30, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 1992.

Los Angeles, California
May 30, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Deckers Outdoor Corporation (the Company) internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States or US) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the years ended March 31, 2018, 2017 and 2016, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 30, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on internal control over financial reporting in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

Los Angeles, California
May 30, 2018

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	As of March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$429,970	$291,764
Trade accounts receivable, net of allowances ($33,462 and $32,354 as of March 31, 2018 and March 31, 2017, respectively)	143,704	158,643
Inventories, net of reserves ($9,020 and $7,638 as of March 31, 2018 and March 31, 2017, respectively)	299,602	298,851
Prepaid expenses	17,639	15,996
Other current assets	17,599	30,781
Income tax receivable	2,176	24,786
Total current assets	910,690	820,821
Property and equipment, net of accumulated depreciation ($210,763 and $190,758 as of March 31, 2018 and March 31, 2017, respectively)	220,162	225,531
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($66,065 and $56,944 as of March 31, 2018 and March 31, 2017, respectively)	57,850	65,138
Deferred tax assets, net	38,381	44,708
Other assets	23,306	21,592
Total assets	$1,264,379	$1,191,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$578	$550
Trade accounts payable	93,939	95,893
Accrued payroll	55,695	22,608
Other accrued expenses	24,446	31,815
Income taxes payable	11,006	2,719
Value added tax payable	3,502	5,466
Total current liabilities	189,166	159,051
Long-term liabilities:
Mortgage payable	31,504	32,082
Income tax liability	64,735	13,216
Deferred rent obligations	22,499	18,433
Other long-term liabilities	15,696	14,743
Total long-term liabilities	134,434	78,474

Commitments and contingencies

Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 30,447 and 31,987 as of March 31, 2018 and March 31, 2017, respectively)	304	320
Additional paid-in capital	167,587	160,797
Retained earnings	785,871	819,589
Accumulated other comprehensive loss	(12,983)	(26,451)
Total stockholders' equity	940,779	954,255
Total liabilities and stockholders' equity	$1,264,379	$1,191,780

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Years Ended March 31,
	2018	2017	2016
Net sales	$1,903,339	$1,790,147	$1,875,197
Cost of sales	971,697	954,912	1,028,529
Gross profit	931,642	835,235	846,668
Selling, general and administrative expenses	709,058	837,154	684,541
Income (loss) from operations	222,584	(1,919)	162,127
Other expense (income):
Interest income	(3,057)	(778)	(420)
Interest expense	4,585	7,319	5,814
Other expense (income), net	360	(1,474)	(152)
Total other expense, net	1,888	5,067	5,242
Income (loss) before income taxes	220,696	(6,986)	156,885
Income tax expense (benefit)	106,302	(12,696)	34,620
Net income	114,394	5,710	122,265
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on foreign currency exchange rate hedges	(613)	704	461
Foreign currency translation gain (loss)	14,081	(6,598)	(550)
Total other comprehensive income (loss)	13,468	(5,894)	(89)
Comprehensive income (loss)	$127,862	$(184)	$122,176

Net income per share:
Basic	$3.60	$0.18	$3.76
Diluted	$3.58	$0.18	$3.70
Weighted-average common shares outstanding:
Basic	31,758	32,000	32,556
Diluted	31,996	32,355	33,039

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2015	33,292	$333	$158,777	$798,370	$(20,468)	$937,012
Stock compensation expense	16	—	6,622	—	—	6,622
Shares issued upon vesting	132	1	(1)	—	—	—
Excess tax benefit from stock compensation	—	—	471	—	—	471
Shares withheld for taxes	—	—	(4,610)	—	—	(4,610)
Repurchases of common stock	(1,420)	(14)	—	(94,186)	—	(94,200)
Net income	—	—	—	122,265	—	122,265
Total other comprehensive loss	—	—	—	—	(89)	(89)
Balance, March 31, 2016	32,020	320	161,259	826,449	(20,557)	967,471
Stock compensation expense	23	—	6,175	—	—	6,175
Shares issued upon vesting	166	2	796	—	—	798
Excess tax benefit from stock compensation	—	—	100	—	—	100
Shares withheld for taxes	—	—	(7,533)	—	—	(7,533)
Repurchases of common stock	(222)	(2)	—	(12,570)	—	(12,572)
Net income	—	—	—	5,710	—	5,710
Total other comprehensive loss	—	—	—	—	(5,894)	(5,894)
Balance, March 31, 2017	31,987	320	160,797	819,589	(26,451)	954,255
Stock compensation expense	15	—	14,302	—	—	14,302
Shares issued upon vesting	148	1	764	—	—	765
Recently adopted ASU impact (refer to Note 1)	—	—	—	1,558	—	1,558
Shares withheld for taxes	—	—	(8,276)	—	—	(8,276)
Repurchases of common stock	(1,703)	(17)	—	(149,670)	—	(149,687)
Net income	—	—	—	114,394	—	114,394
Total other comprehensive income	—	—	—	—	13,468	13,468
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$114,394	$5,710	$122,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	48,572	52,628	50,024
Change in fair value of contingent consideration	—	—	(4,411)
Bad debt expense	4,168	2,847	5,120
Deferred tax expense (benefit)	8,138	(24,495)	8,167
Stock-based compensation	14,302	6,175	6,622
Excess tax benefits from stock compensation	1,945	100	471
Loss (gain) on sale of assets	387	538	(1,338)
Impairment of goodwill	—	113,944	—
Impairment of intangible and other long-lived assets	2,417	13,222	9,773
Restructuring charges	1,667	28,984	24,673
Changes in operating assets and liabilities:
Trade accounts receivable, net	10,770	(1,336)	(23,545)
Inventories, net	(751)	1,060	(61,492)
Prepaid expenses and other current assets	11,124	7,975	(3,681)
Income tax receivable	26,999	(1,331)	(8,286)
Other assets	(1,714)	2,257	(3,082)
Trade accounts payable	(2,184)	(7,825)	14,775
Contingent consideration	—	—	(819)
Accrued expenses	28,627	(403)	(16,221)
Income taxes payable	(3,638)	(3,743)	(397)
Long-term liabilities	62,128	3,023	7,195
Net cash provided by operating activities	327,351	199,330	125,813
Cash flows from investing activities:
Purchases of property and equipment, net	(34,813)	(44,499)	(66,186)
Proceeds from sales of property and equipment, net	116	—	830
Purchases of tangible, intangible, and other assets, net	—	—	(4,700)
Proceeds from sale of net assets	—	—	2,835
Net cash used in investing activities	(34,697)	(44,499)	(67,221)
Cash flows from financing activities:
Proceeds from short-term borrowings	214,751	405,988	449,200
Repayments of short-term borrowings	(214,889)	(468,938)	(387,120)
Proceeds on issuance of stock for employee stock purchase plan	765	798	—
Cash paid for shares withheld for taxes	(8,105)	(8,452)	(3,691)
Cash paid for repurchases of common stock	(149,687)	(12,572)	(94,200)
Contingent consideration paid	—	(20,058)	(445)
Loan origination costs on short-term borrowings	—	—	(62)
Repayment of mortgage principal	(550)	(523)	(493)
Net cash used in financing activities	(157,715)	(103,757)	(36,811)

Effect of foreign currency exchange rates on cash	3,267	(5,266)	(968)
Net change in cash and cash equivalents	138,206	45,808	20,813
Cash and cash equivalents at beginning of period	291,764	245,956	225,143
Cash and cash equivalents at end of period	$429,970	$291,764	$245,956

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid, net of refunds ($23,133, $17,132 and $501 as of March 31, 2018, 2017 and 2016, respectively)	$14,407	$14,099	$29,916
Interest	3,774	5,494	4,640
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	2,020	1,101	2,640
Accrued for asset retirement obligations	1,359	2,359	1,394
Accrued for shares withheld for taxes	171	—	919

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Note 1. General

The Company and Basis of Presentation

The consolidated financial statements and notes thereto include the accounts of Deckers Outdoor Corporation together with its wholly-owned consolidated subsidiaries (collectively referred to herein as the Company). Accordingly, all references to Deckers Outdoor Corporation or Deckers include the consolidated results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Deckers Outdoor Corporation is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. As part of its Omni-Channel platform, the Company's brands are aligned across its Fashion Lifestyle group, including the UGG® (UGG) and Koolaburra® (Koolaburra) brands, and Performance Lifestyle group, including the Teva® (Teva), Sanuk® (Sanuk), and Hoka One One® (Hoka) brands.

The Company sells its products through quality domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E-Commerce websites. Independent third party contractors manufacture all of the Company's products.

The Company was incorporated in 1975 under the laws of the State of California and was reincorporated under the laws of the State of Delaware in 1993.

Reportable Operating Segments

The Company has five reportable operating segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand and other brands, as well as DTC. It is by these reportable operating segments that information is reported to the Chief Operating Decision Maker, who is the Principal Executive Officer. The Company performs an annual assessment of the appropriateness of its reportable operating segments. Refer to Note 12, "Reportable Operating Segments," for further information on the Company's reportable operating segments.

Use of Estimates

The preparation of the Company's consolidated financial statements and notes thereto are in accordance with accounting principles generally accepted in the United States (US GAAP), which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and notes thereto. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available as of the date of the consolidated financial statements and notes thereto, and actual results could differ materially from the results assume or implied based on these estimates.

Re-classifications

Certain re-classifications were made for all prior periods presented including the years ended March 31, 2017 and 2016, to conform to the current period presentation.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Foreign Currency Translation

The Company considers the United States (US) dollar as its functional currency. The Company’s wholly-owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than their functional currency. The Company re-measures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are included in selling, general and administrative (SG&A) expenses in the consolidated statements of comprehensive income (loss) as incurred, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss) (OCI).

Summary of Significant Accounting Policies

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $268,976 and $198,992 of money market funds as of March 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts. The Company provides an allowance against trade accounts receivable for estimated losses that may result from customers' inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. Write-offs against this allowance are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The allowance includes specific allowances for trade accounts, for which all or a portion are identified as potentially uncollectible based on known or anticipated losses.

Allowance for Sales Discounts. The Company provides an allowance for term discounts for wholesale channel sales against trade accounts receivable, which reflects a discount that customers may take, generally based upon meeting certain order, shipment and prompt or early payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income (loss) and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets.

Allowance for Chargebacks. The Company provides an allowance against chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, discounts, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for the balance of chargebacks that are outstanding as of the end of each period. This estimate is based on historical trends of the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income (loss) and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets.

Allowance for Sales Returns and Sales Returns Liability. The Company provides an allowance against trade accounts receivable for anticipated future returns of goods shipped prior to period end for the wholesale channel and a liability for anticipated returns of goods sold direct to consumers. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit with a receipt. The Company bases the amounts of the allowance and liability on historical returns and any recent events that could result in a change from historical return rates, among other factors. Changes to the allowance and sales return liability are recorded against gross sales and costs of sales for related inventory in the consolidated statements of comprehensive income (loss). The sales return liability is recorded in other accrued expenses and the allowance for sales returns is recorded against trade accounts

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

receivable, and the related cost of sales for estimated product returns is offset to inventories in the consolidated balance sheets.

Inventories. Inventories, principally finished goods on hand and in transit, are stated at the lower of cost (weighted average) or market or net realizable value less an approximate normal profit margin at each financial statement date. Cost includes shipping and handling fees which are subsequently expensed to cost of sales. Market values are determined by historical experience with discounted sales, industry trends and the retail environment. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and Equipment, Depreciation and Amortization. Property and equipment is stated at cost less accumulated depreciation and amortization, and generally has a useful life expectancy of at least one year. Property and equipment includes tangible, non-consumable items owned by the Company. Software implementation costs are capitalized if they are incurred during the application development stage and relate to costs to obtain computer software from third parties, including related consulting expenses, or costs incurred to modify existing software that results in additional upgrades or enhancements that provide additional functionality. Software costs related to cloud computing arrangements are expensed as incurred, including labor.

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful life. Leasehold improvements are amortized to their residual value, if any, on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Changes in the estimate of useful lives may occur after an asset is placed in service, for example, as a result of the Company incurring costs that prolong the useful life of an asset, and are recognized as an adjustment to deprecation over the revised remaining useful life. Depreciation and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Property and equipment is summarized as follows:

		As of March 31,
	Useful life (years)	2018	2017
Land	Indefinite	$32,863	$32,843
Building	39.5	38,945	38,990
Machinery and equipment	1-10	141,255	131,852
Furniture and fixtures	3-7	38,473	38,720
Computer software	3-10	72,310	67,750
Leasehold improvements	1-11	107,079	106,134
Gross property and equipment		430,925	416,289
Less accumulated depreciation and amortization		(210,763)	(190,758)
Property and equipment, net		$220,162	$225,531

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Asset Retirement Obligations. The Company is contractually obligated under certain of its lease agreements to restore certain retail, office and warehouse facilities back to their original conditions. At lease inception, the present value of the estimated fair value of these liabilities is recorded along with the related asset. As of March 31, 2018 and 2017, liabilities for asset retirement obligations were $8,670 and $7,554, respectively, and are recorded in other long-term liabilities in the consolidated balance sheets.

Goodwill and Other Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Definite-lived intangible assets are amortized to their estimated residual values, if any, on a straight-line basis over the estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based either on discounted future cash flows or appraised values. Impairment charges and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Goodwill and indefinite-lived intangible assets are not amortized, but are instead tested annually for impairment. The Company evaluates the Teva brand indefinite-lived trademarks for impairment at October 31st of each year, and evaluates the UGG brand and other brands’ wholesale reportable segment goodwill for impairment at December 31st of each year. The timing of the annual impairment assessment is prescribed by applicable accounting guidance. The Company also performs interim impairment assessments of goodwill and indefinite-lived intangible assets if events or changes in circumstances between annual tests indicate a potential impairment.

The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of goodwill or indefinite-lived intangible assets. In general, conditions that may indicate impairment include, but are not limited to the following: (1) a significant adverse change in customer demand or business climate that could affect the value of an asset; (2) change in market share; budget-to-actual performance; consistency of operating margins and capital expenditures; (3) changes in management or key personnel; or (4) changes in general economic conditions. The Company does not calculate the fair value of the assets unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units' projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. Refer to Note 12, "Reportable Operating Segments," for further information on the Company's reportable operating segments.

Refer to Note 3, "Goodwill and Other Intangible Assets," for further information on the Company's goodwill and intangible assets and annual impairment assessment results.

Other Long-Lived Assets. Other long-lived assets, such as machinery and equipment, internal-use software, and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. At least quarterly, the Company evaluates factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

When an impairment-triggering event has occurred, the Company tests for recoverability of the asset group's carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the asset group. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

During the years ended March 31, 2018, 2017, and 2016, the Company recognized impairment losses for other long-lived assets primarily for retail store related fixed assets and computer software of approximately $2,400, $11,300, and $19,000, respectively.

Derivative Instruments and Hedging Activities. The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. The Company may enter into foreign currency exchange rate forward or option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. In addition, the Company utilizes foreign currency exchange rate contracts and other derivative instruments to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.

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

The notional amount of both the Designated and Non-Designated Derivative Contracts are recorded at fair value, based on Level 2 inputs, in other current assets or other accrued expenses in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive income (loss) (AOCI) within stockholders' equity, and are recognized in earnings in the consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding third-party sales occur. Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The changes in fair value for these contracts are generally offset by the gains or losses associated with the underlying foreign currency-denominated balances, which are also recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Refer to Note 4, "Fair Value Measurements," for further information on the nature of Level 2 inputs. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," for further information on the impact of derivative instruments and hedging activities.

For all designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company factors the nonperformance risk of the Company and the counterparty into the fair value measurements of its derivative instruments. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivative instruments that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. For Designated Derivative Contracts, the effective portion of the gain or loss on the derivative

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

instrument is recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company discontinues hedge accounting prospectively when it determines that the derivative instrument is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative instrument expires or is sold, terminated, or exercised, the cash flow hedge is non-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative instrument remains outstanding, the Company continues to carry the derivative instrument at its fair value on the consolidated balance sheets and recognizes any subsequent changes in fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in OCI related to the hedging relationship are immediately recorded in earnings.

Revenue Recognition. The Company recognizes wholesale and international distributor revenue when products are shipped or delivered, depending on the contract terms, E-Commerce revenue on delivery, and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recognized. For DTC sales, a sales return liability for estimated returns is provided for when related revenue is recognized. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as cost of sales. Revenue is presented net of initial direct costs, including fees and taxes (for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes). Taxes are collected from customers and remitted directly to governmental authorities.

Cost of Sales. Cost of sales for the Company's goods are for finished goods, which includes the purchase costs and related overhead. Overhead includes all costs for planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. Cost includes allocation of initial molds and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales when the product is sold in the consolidated statements of comprehensive income (loss).

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $22,372, $21,256, and $22,176 for the years ended March 31, 2018, 2017 and 2016, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Advertising, Marketing, and Promotion Expenses. Advertising, marketing and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, with $111,658, $109,579, and $109,738 for the years ended March 31, 2018, 2017 and 2016, respectively, recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Advertising costs are expensed the first time the advertisement is run. Advertising communication costs are expensed in the period the communication occurs. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid and other current assets as of March 31, 2018 and 2017 were $2,545 and $900, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Rent Expense. Rent expense is recognized using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recognized as reductions of rent expense over the lease term. The rental payments under some of the Company's retail store leases are based on a minimum rental plus a percentage of the store's sales in excess of stipulated amounts. Rent expenses are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Refer to Note 7, "Commitments and Contingencies," for further information on the Company's lease agreements.

Stock-Based Compensation. All of the Company's stock-based compensation is classified within stockholders' equity. Stock compensation expense is measured at the grant date based on the value of the award and is expensed

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance criteria and service conditions. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards' performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock compensation expense and the Company's results of operations could be materially impacted. Stock compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Refer to Note 8, "Stockholders' Equity," for further information on Company stock-based compensation.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $2,269, $2,124, and $2,182 during the years ended March 31, 2018, 2017 and 2016, respectively, and was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended March 31, 2018, 2017 and 2016.

Non-qualified Deferred Compensation. In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution is determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. As of March 31, 2018 and 2017, no material payments were made or pending under this program. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies. Refer to Note 4, "Fair Value Measurements," for further information on the fair value of deferred compensation assets and liabilities.

Self-Insurance. The Company is self-insured for a significant portion of its employee medical and dental liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and long-term liabilities based on the expected periods of payment. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recorded in the consolidated statements of comprehensive income (loss) in the period that includes the enactment date.

The Company recognizes the effect of income tax positions in the consolidated financial statements only if those positions are more likely than not to be sustained upon examination. Recognized income tax positions are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. The Company records interest and penalties accrued for income tax contingencies as interest expense in the consolidated statements of comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Refer to Note 5, "Income Taxes," for further information on tax impacts and components of tax balances in the consolidated financial statements.

Comprehensive Income (Loss). Comprehensive income (loss) is the total of net earnings and all other non-owner changes in equity. Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges. Refer to Note 10, "Accumulated Other Comprehensive Loss," for further information on components of OCI recognized by the Company.

Net Income per Share. Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. Refer to Note 11, "Net Income per Share," for a reconciliation of basic to diluted weighted-average common shares outstanding.

Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory. The Company adopted this ASU on April 1, 2017 on a prospective basis and changed its accounting policy to measure inventory at the lower of cost or market or net realizable value less an approximate normal profit margin at each financial statement date. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The Company adopted this ASU on April 1, 2017 on a prospective basis and changed its accounting policy for certain aspects of share-based payment awards to employees, including the accounting for income taxes and statutory tax withholding requirements, as well as classification of cash flows. Beginning April 1, 2017, the adoption of this ASU had the following impact on the consolidated financial statements and related disclosures:

•
The calculation of diluted weighted-average shares outstanding no longer includes excess tax benefits as assumed proceeds, which did not have a material impact on the Company’s calculation of diluted earnings per share.

•
Excess tax benefits and deficiencies were recorded as income tax benefits or expenses in the consolidated statements of comprehensive income (loss) for the year ended March 31, 2018, rather than as additional paid-in capital in the consolidated balance sheets for settlements of share-based payment awards occurring on or after April 1, 2017. The Company's income tax benefit or expense will continue to be impacted by fluctuations in the stock price between grant and vesting dates of its share-based payment awards.

•
A cumulative adjustment from non-current deferred tax assets to retained earnings for unrecognized excess tax benefits of $1,365 was recorded on April 1, 2017 in the consolidated balance sheet as of March 31, 2018.

•
The Company has made current and prior period reclassifications in the consolidated statements of cash flows to present cash flows from excess tax benefits as cash flows provided by operating activities instead of the historical presentation as cash flows provided by financing activities.

•	The Company elected to continue including an estimate of forfeitures as a component of stock-based compensation expense.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits reclassification of the income tax effects of the Tax Cuts and Jobs Act, enacted into law in December 2017 (Tax Reform Act) from AOCI to retained earnings. The Company elected to prospectively adopt this ASU during the fourth quarter of the year ended March 31, 2018 and, as a result, reclassified an immaterial amount of stranded tax effects related to its foreign currency exchange rate derivative instruments to retained earnings.

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaced most existing revenue recognition guidance under US GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Subsequent to the initial guidance being issued, the FASB provided for a one-year deferral of the effective date, as well as early application. Further, the FASB issued additional guidance which clarified how to apply the implementation guidance related to principal versus agent considerations, how to identify performance obligations and licensing implementation guidance.

This ASU is effective for the Company's annual and interim reporting periods beginning April 1, 2018. The Company elected the cumulative effect transition method and has evaluated its business and contracts to determine any changes to accounting policies, processes, or systems necessary to adopt the requirements of the new standard. Management concluded required changes to its accounting policies and practices are as follows:

•
Revenue for certain wholesale and E-Commerce sales arrangements have been recognized on delivery and the Company has recorded shipment deferrals for undelivered product of each reporting period. However, the Company concluded it will now recognize revenue for these arrangements at shipment rather than delivery under the new standard and will record a cumulative effect adjustment of approximately $1,000 to its retained earnings in the consolidated balance sheets on April 1, 2018 related to the adoption of this ASU.

•
The Company records an allowance for sales returns against trade accounts receivable for its wholesale channel sales. However, the Company concluded that it will reclassify the allowance for sales returns of $20,848 as of March 31, 2018 to accrued expenses in its consolidated balance sheets on April 1, 2018, as the allowance for sales returns is considered a contract liability.

•	Expanded disclosures will be provided in the first reporting period of adoption, including the nature of revenue arrangements, contract liabilities, and constraints on variable consideration.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous US GAAP. A lessee should recognize a liability in the balance sheet to make lease payments (the lease liability) at fair value and an offsetting "right-of-use" asset representing its right to use the underlying asset for the lease term. This ASU requires a modified retrospective transition method for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019. The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures and currently expects an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease commitments that are currently classified as operating leases and disclosed in Note 7, "Commitments and Contingencies," such as retail stores, showrooms, and distribution facilities. The recognition of lease expenses is not expected to materially change from the current methodology. Further, the adoption of this ASU will result in expanded disclosures on existing and new lease commitments. The Company has developed an implementation team to evaluate its business operations

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

and related contracts and determine any necessary changes to accounting policies, processes, or systems in order to adopt this ASU.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2018, with early adoption permitted. The guidance should be applied retrospectively, requiring adjustment to all comparative periods presented, unless it is impractical to do so, in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company has evaluated its business policies and processes around cash receipts and payments and has concluded the adoption of this ASU will not have a material impact on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which updates the guidance for changes to the terms or conditions of a share-based payment award which would require the Company to apply modification accounting for share-based payment awards unless all of the following conditions are met: (1) the fair value; (2) vesting conditions; and (3) classification of the modified awards are the same as the fair value, vesting conditions, or classification of the original award immediately before the original award is modified. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2018. The Company has evaluated its business policies and processes around share-based arrangement modifications and has concluded the adoption of this ASU will not have a material impact on its consolidated financial statements and related disclosures.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Note 2. Restructuring

In February 2016, the Company announced the implementation of a multi-year restructuring plan which is designed to realign its brands across its Fashion Lifestyle and Performance Lifestyle groups, optimize the Company's retail store fleet, and consolidate management and operations. In general, the intent of this restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration.

In connection with the restructuring plan, the Company closed a total of 32 retail stores as of March 31, 2018 and consolidated its brand operations and corporate headquarters. The Company has incurred cumulative restructuring charges of $55,324 since commencement of the restructuring plan through March 31, 2018. Restructuring charges by reportable operating segment are as follows:

	Years Ended March 31,			Cumulative Restructuring Charges
	2018	2017	2016
UGG brand wholesale	$—	$2,238	$—	$2,238
Sanuk brand wholesale	—	20	3,048	3,068
Other brands wholesale	—	102	2,161	2,263
Direct-to-Consumer	149	12,771	10,534	23,454
Unallocated overhead costs	1,518	13,853	8,930	24,301
Total restructuring charges	$1,667	$28,984	$24,673	$55,324

During the years ended March 31, 2018, 2017, and 2016, of the total restructuring charges incurred and stated above, $1,667, $28,984, and $22,824 were recorded in SG&A expenses, respectively, and $1,849 in cost of sales during fiscal year 2016 in the consolidated statements of comprehensive income (loss).

Of the cumulative restructuring charges incurred through March 31, 2018, $4,728 remained accrued as of that date, with $1,347 and $3,381 recorded in short-term liabilities and long-term liabilities, respectively, in the consolidated balance sheets. The specific categories of restructuring charges, as well as payments associated with the related accrued liabilities, were as follows:

	Lease termination costs	Retail store fixed asset impairment	Severance costs	Software and office fixed asset impairment	Other*	Total
Fiscal year 2016 charges	$8,852	$5,758	$4,003	$3,788	$2,272	$24,673
Paid in cash	(1,223)	—	(567)	—	—	(1,790)
Non-cash	—	(5,758)	—	(3,788)	(463)	(10,009)
Liability as of March 31, 2016	7,629	—	3,436	—	1,809	12,874
Additional charges	8,986	3,614	5,773	3,199	7,412	28,984
Paid in cash	(12,043)	—	(6,403)	—	(5,268)	(23,714)
Non-cash	—	(3,614)	(251)	(3,199)	—	(7,064)
Liability as of March 31, 2017	4,572	—	2,555	—	3,953	11,080
Additional charges	149	—	—	—	1,518	1,667
Paid in cash	(1,076)	—	(2,555)	—	(4,388)	(8,019)
Liability as of March 31, 2018	$3,645	$—	$—	$—	$1,083	$4,728

*Includes restructuring charges for costs related to office consolidations, termination of various contracts and other services.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

The Company currently does not anticipate incurring material restructuring charges in future periods, though optimization of Company-owned retail stores remains a focus.

As a result of the implementation of this restructuring plan, the Company expects to realize additional annualized SG&A expense savings by the end of fiscal year 2020. Refer to the section entitled "Recent Developments," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II, Item 7 of this Annual Report on Form 10-K for further information.

Note 3. Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recognized as follows:

	As of March 31,
	2018	2017
Goodwill:
UGG brand	$6,101	$6,101
Other brands	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets:
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	53,216	51,383
Total gross carrying amount	108,461	106,628
Accumulated amortization	(66,065)	(56,944)
Net definite-lived intangible assets	42,396	49,684
Total other intangible assets	57,850	65,138
Total goodwill and other intangible assets	$71,840	$79,128

The weighted-average amortization period for definite-lived intangible assets is 15 and 16 years for the years ended March 31, 2018 and 2017, respectively. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Changes to the Company's goodwill in the consolidated balance sheets are as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance as of March 31, 2016	$143,765	$(15,831)	$127,934
Changes related to acquisitions, impairments and other adjustments*	—	(113,944)	(113,944)
Balance as of March 31, 2017	143,765	(129,775)	13,990
Changes related to acquisitions, impairments and other adjustments	—	—	—
Balance as of March 31, 2018	$143,765	$(129,775)	$13,990

*Impairment recorded for the Sanuk brand wholesale reportable operating segment goodwill, as discussed below.

Annual Impairment Assessment

Goodwill & Indefinite-Lived Intangible Assets. During fiscal years 2018, 2017 and 2016, the Company performed its annual impairment assessment and evaluated the UGG and other brands' wholesale reportable operating segment goodwill at December 31st and evaluated its Teva indefinite-lived trademarks at October 31st. Based on the carrying amounts of the UGG and other brands' goodwill and Teva brand trademarks, the brands' actual fiscal year sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that these assets were not impaired.

During fiscal year 2017, the Company performed the annual impairment assessment of its Sanuk brand wholesale reportable operating segment goodwill at October 31, 2016, with the assistance of a third party valuation firm. The assessment identified an indicator of impairment and the Company performed the following:

•
Under step one of the impairment assessment, management concluded that the fair value of the Sanuk brand wholesale reportable operating segment was below its carrying value, which was primarily the result of lower-than-forecasted sales, lower market multiples for non-athletic footwear and apparel, and a more limited view of international and domestic expansion opportunities for the brand given the changing retail environment.

•
Under step two of the impairment assessment, management concluded that the fair value allocated to all of the assets and liabilities of the Sanuk brand wholesale reportable operating segment, using a hypothetical allocation of assets, including net tangible and intangible assets, resulted in a non-cash impairment charge of $113,944, which was recognized in the third quarter of fiscal year 2017 and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Definite-Lived Intangible Assets. The Company did not identify any definite-lived intangible asset impairments during the years ended March 31, 2018 and 2016. However, during fiscal year 2017, and in connection with the goodwill impairment discussed above, the Company identified an impairment of the Sanuk brand's amortizable patent. The Company's analysis determined that the Sanuk brand's amortizable patent was fully impaired as the Sanuk SIDEWALK SURFERS utility patent had very limited value in the marketplace because of its limited ability to exclude others from creating similar products. As a result, the Company recognized a non-cash impairment charge to the patent of $4,086 in the Sanuk wholesale reportable operating segment during the third quarter of fiscal year 2017, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The Company did not identify any additional impairments for Sanuk brand's other definite-lived intangible assets during fiscal year 2017, as the undiscounted future cash flows associated with those assets exceeded their carrying values.

During the third quarter of fiscal year 2017, the Company also recognized an impairment for definite-lived intangible assets in the DTC reportable operating segment of $4,743, due to a decline in market rental rates for European retail stores, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Amortization Expense

A reconciliation of charges incurred in the consolidated statements of comprehensive income (loss) relevant to the Company's other intangible assets is as follows:

Balance as of March 31, 2016	$83,026
Impairment charges	(8,829)
Amortization expense	(7,945)
Foreign currency exchange rate fluctuations	(1,114)
Balance as of March 31, 2017	65,138
Amortization expense	(7,807)
Foreign currency exchange rate fluctuations	519
Balance as of March 31, 2018	$57,850

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2018 is as follows:

Years Ending March 31:
2019	$6,294
2020	3,511
2021	2,534
2022	2,525
2023	2,450
Thereafter	25,082
Total expected amortization in future periods	$42,396

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of March 31, 2018	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$7,172	$7,172	$—	$—
Non-qualified deferred compensation liability	(4,296)	(4,296)	—	—
Designated Derivative Contracts asset	950	—	950	—
Designated Derivative Contracts liability	(143)	—	(143)	—
Non-Designated Derivative Contracts liability	(10)	—	(10)	—

	Fair Value as of March 31, 2017	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,662	$6,662	$—	$—
Non-qualified deferred compensation liability	(4,140)	(4,140)	—	—
Designated Derivative Contracts asset	1,365	—	1,365	—

The non-qualified deferred compensation asset of $7,172 is recorded in other assets in the consolidated balance sheets. The non-qualified deferred compensation liability of $4,296 is recorded in the consolidated balance sheets as of March 31, 2018, with $575 recorded in other accrued expenses and $3,721 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the consolidated balance sheets. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," for further information on these derivative instruments.

Note 5. Income Taxes

Changes in Tax Law

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act (Tax Reform Act) was enacted into law. The Tax Reform Act includes significant changes to US corporate income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, the transition of the US tax regime from a worldwide tax system to a territorial tax system, and provisions aimed at preventing base erosion of the US tax base.

Further, on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may complete the accounting for the impacts of the Tax Reform Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete.

Provisional Estimates. To the extent accounting for certain income tax effects of the Tax Reform Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the consolidated financial statements in the first reporting period in which a reasonable estimate can be made. If the Company cannot determine a provisional estimate to be included in the consolidated financial statements, the Company can continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Reform Act being enacted. If the Company is unable to provide a reasonable estimate of certain impacts of the Tax

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Reform Act in a reporting period, provisional amounts must be reported in the first reporting period in which a reasonable estimate can be determined.

During the year ended March 31, 2018, the Company recorded the following provisional estimates for the income tax expense impacts from the Tax Reform Act in the consolidated statements of comprehensive income (loss):

•
$57,138 related to the US federal income tax associated with the one-time mandatory deemed repatriation of accumulated foreign earnings, including discrete tax impacts of $44,871 related to foreign earnings and profits generated prior to April 1, 2017, of which $4,571 is payable within 12 months and recorded in current income taxes payable in the consolidated balance sheets.

•	Non-cash income tax expense of approximately $14,395 to re-measure its deferred tax assets and liabilities to the income tax rates applicable for future periods in which they are expected to reverse.

•
State income tax of $1,976 associated with one-time mandatory deemed repatriation of accumulated foreign earnings, of which $607 relates to the state income tax liability recorded for the $250,000 cash distribution remitted from a foreign subsidiary during the quarter ended March 31, 2018, and $927 relates to the deferred state income tax liability on unremitted foreign earnings and profits.

During the quarter ended March 31, 2018, the Company recorded the following adjustments to amounts recorded as prior period provisional estimates for the income tax expense impacts of the Tax Reform Act in the consolidated statements of comprehensive income (loss):

•
An overall reduction of $3,887 related to the US federal income tax associated with the one-time mandatory deemed repatriation of accumulated foreign earnings. This adjustment includes a reduction in the discrete tax impacts of $7,570 offset by an increase in the current year tax expense of $3,683 driven by corrections to earnings and profits reported for years prior to April 1, 2017.

•
An increase of $973 to non-cash income tax expense to re-measure its deferred tax assets and liabilities related to the income tax rates applicable for future periods in which they are expected to reverse. This adjustment was driven by the effects of phased-in US federal tax rate reductions from 35% to 31.5% to 21% on scheduling the reversal of temporary differences.

•
An increase of $1,558 to state income tax associated with the one-time mandatory deemed repatriation of accumulated foreign earnings. This adjustment was driven by the Company's ongoing analysis of the state income tax impacts resulting from the Tax Reform Act.

In accordance with SAB 118, the provisional estimates recorded represent reasonable estimates of the effects of the Tax Reform Act for which the analysis is not yet complete. As the Company completes its analysis of the effects of the Tax Reform Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Service, US Treasury Department and FASB, among others, it may record adjustments to the provisional estimates. The Company expects to finalize its provisional estimates at the earlier of the time it files its US federal income tax return for the year ended March 31, 2018 or the end of the measurement period provided for under SAB 118, which is December 31, 2018.

The Tax Reform Act includes other provisions with effective dates for the Company beginning January 1, 2018 and beyond. The Company continues to account for other changes that impact business related income, exclusions, deductions and credits that cannot yet be quantified based on existing accounting guidance and the provisions of the tax laws in effect immediately prior to the enactment of the Tax Reform Act. The Company continues to analyze the provisions of the Tax Reform Act to fully assess the anticipated impact on its consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Income Tax Expense (Benefit)

Components of income tax expense (benefit) are as follows:

	Years Ended March 31,
	2018	2017	2016
Current
Federal	$80,339	$2,184	$11,971
State	3,437	1,576	2,443
Foreign	14,388	8,039	12,039
Total	98,164	11,799	26,453
Deferred
Federal	12,007	(20,287)	7,887
State	391	(3,446)	1,113
Foreign	(4,260)	(762)	(833)
Total	8,138	(24,495)	8,167
Income tax expense (benefit)	$106,302	$(12,696)	$34,620

Foreign income before income taxes was $149,214, $63,011, and $105,938 during the years ended March 31, 2018, 2017, and 2016, respectively.

Income Tax Expense (Benefit) Reconciliation

Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes or benefit as follows:

	Years Ended March 31,
	2018	2017	2016
Computed expected income taxes	$69,556	$(2,445)	$54,910
State income taxes, net of federal income tax benefit	9,044	(1,403)	1,298
Foreign rate differential	(37,090)	(8,062)	(28,233)
Unrecognized tax benefits	1,301	2,691	3,670
Income tax expense on diminution of operations and nondeductible goodwill	—	3,921	1,352
Foreign income withholding tax expense	262	432	—
Nontaxable income	(7,006)	(5,055)	—
US tax on deemed repatriated foreign earnings	57,138	—	—
Re-measurement of deferred taxes	14,395	—	—
Statutory foreign income tax expense (benefit)	59	(2,504)	(477)
Other	(1,357)	(271)	2,100
Income tax expense (benefit)	$106,302	$(12,696)	$34,620

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2018	2017
Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	$18,261	$28,304
Depreciation of property and equipment	(9,638)	(19,511)
Stock-based compensation	4,027	6,258
Deferred rent	5,452	6,809
Acquisition costs	481	751
Uniform capitalization adjustment to inventory	3,212	4,971
Bad debt allowance and other reserves	12,939	15,946
State taxes	798	(145)
Prepaid expenses	(2,686)	(4,144)
Accrued bonuses	7,573	1,456
Foreign currency exchange rate hedges	(80)	(534)
Other	(2,821)	1,376
Net operating loss carry-forwards	863	3,171
Deferred tax assets, net	$38,381	$44,708

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $118,118. The deferred tax assets are primarily related to the Company's domestic operations and are currently expected to be realized between fiscal years 2019 and 2030. The Company recorded various adjustments to non-current deferred tax assets during the year ended March 31, 2018 related to the adoption of new ASUs, as well as $253 attributable to the effective portion of Designated Derivative Contracts recognized in OCI. Refer to the section entitled "Recent Accounting Pronouncements" in Note 1, "General," for more information regarding the adjustments to non-current deferred tax assets as a result of the adoption of ASU Nos. 2016-09 and 2018-02.

Domestic income (loss) before income taxes for the years ended March 31, 2018, 2017, and 2016, was $321,482, $(56,305), and $50,947, respectively, inclusive of intercompany dividends of $250,000, $13,692, and $0, respectively, Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in fiscal years 2018 and 2017.

Tax Impact of Foreign Earnings

Pursuant to the Tax Reform Act, the Company recorded approximately $59,114 of US federal and state income taxes on approximately $627,787 of undistributed earnings from its non-US subsidiaries through December 31, 2017. During the quarter ended March 31, 2018, a cash distribution of $250,000 was remitted from a foreign subsidiary and the Company recorded a state income tax provision of $607. No foreign withholding taxes were required. The total income tax expense recorded also includes a deferred state liability of $927 for all undistributed earnings through December 31, 2017.

As of March 31, 2018, the Company reported approximately $385,884 of undistributed earnings from its non-US subsidiaries, of which $203,032 relates to cash and cash equivalents that could be subject to foreign withholding taxes

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

if repatriated. During the fourth quarter ended March 31, 2018, the Company earned approximately $15,389 from its non-US subsidiaries that is not subject to the one-time mandatory deemed repatriation tax and for which no taxes have been provided. The Company anticipates making future cash distributions only from undistributed earnings that have been or will be subject to US tax. Any remaining earnings balance that has not already been subject to US income tax is expected to be reinvested outside of the US indefinitely as it is required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings.

Unrecognized Tax Benefits

When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained upon examination. The benefit of a tax position is recognized in the consolidated financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits in the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits is as follows:

Balance, March 31, 2016	$8,695
Gross increase related to current year tax positions	1,878
Gross increase related to prior year tax positions	1,154
Balance, March 31, 2017	11,727
Gross increase related to current year tax positions	1,168
Gross increase related to prior year tax positions	1,243
Settlements	(4,501)
Lapse of statute of limitations	(43)
Balance, March 31, 2018	$9,594

As of March 31, 2018, the Company had accrued $9,594 of gross unrecognized tax benefits recorded in long-term income tax liability in the consolidated balance sheets resulting from tax positions that are subject to examination. As of March 31, 2018, the Company accrued interest and potential penalties of $3,224 compared to $2,990 as of March 31, 2017 in the consolidated balance sheets and recorded these amounts in interest expense in the Company's consolidated statements of comprehensive income (loss).

As of March 31, 2018, the Company had $1,301 of net unrecognized tax benefits affecting the Company's effective tax rate and $369 of interest and penalties expenses recorded in interest expense the consolidated statements of comprehensive income (loss). In the next 12 months the Company does not believe it is reasonably possible it will settle any unrecognized tax benefits.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdictions and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for the fiscal years before 2013.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material impact on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

penalties, or interest assessments. However, it is the opinion of management that the Company does not currently expect these audits and inquiries to have a material impact on the Company's consolidated financial statements.

Note 6. Revolving Credit Facilities and Mortgage Payable

Domestic Credit Facility

In November 2014, the Company amended its Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto (as amended, Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provides for a five-year, $400,000 secured revolving credit facility (Domestic Credit Facility) which contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans, which matures on November 13, 2019.

In August 2015, the Company entered into an additional amendment to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers, and in October 2016, further amended the Second Amended and Restated Credit Agreement to allow increased borrowing under its China Credit Facility (as defined below). In addition, in November 2017, the Company further amended the Second Amended and Restated Credit Agreement to revise the definition of "change in control". Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Domestic Credit Facility by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. No lender under the Domestic Credit Facility has committed at this time or is obligated to provide any such increase in the commitments. In addition to allowing borrowings in US dollars, the Domestic Credit Facility provides a $150,000 sublimit for borrowings in Euros, British Pounds and any other currency that is subsequently approved by JPMorgan, each lender and the issuing bank.

At the Company's election, interest under the Domestic Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternative Base Rate (ABR), and is variable based on the Company's total adjusted leverage ratio. The initial adjusted LIBOR rate is equal to the effective LIBOR rate for the interest period elected, plus 1.25% per annum, or at the ABR plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 2.00% per annum (or between the ABR plus 0.25% per annum and the ABR plus 1.25% per annum), based upon the Company's total adjusted leverage ratio at such time. The ABR is defined in the Second Amended and Restated Credit Agreement as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00%. As of March 31, 2018, the adjusted LIBOR and ABR rates were 3.13% and 5.00%, respectively.

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

The Domestic Credit Facility is governed by financial covenants which include: the total adjusted leverage ratio must not be greater than 3.25 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Domestic Credit Facility is governed by certain other covenants which include: the maximum amount paid for capital expenditures may not exceed $110,000 per year if the total adjusted leverage ratio is equal to or exceeds 2.75 to 1.00; the maximum additional unsecured debt may not exceed $200,000; the Company may not have aggregate Employee Retirement Income Security Act of 1974 events that are considered materially adverse; the Company may not have a change of control (as defined in

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

the Second Amended and Restated Credit Agreement); and no restrictions on cash dividends, stock repurchases or acquisitions may be made, provided that no event of default has occurred.

During the year ended March 31, 2018, the Company made borrowings and repayments of $185,000 under the Domestic Credit Facility. As of March 31, 2018, the Company had no outstanding balance under the Domestic Credit Facility. As a result, the available borrowings under the Domestic Credit Facility as of March 31, 2018 were $399,451, including outstanding letters of credit of $549. Any amounts outstanding are recorded in short-term borrowings in the consolidated balance sheets. As of March 31, 2018, the Company had a remaining balance of approximately $600 in deferred financing costs related to previous amendments to the Second Amended and Restated Credit Agreement, which includes $400 and $200 recorded in other current assets and long-term other assets, respectively, in the consolidated balance sheets. Deferred financing costs are being amortized ratably over the remaining term of the Second Amended and Restated Credit Agreement.

Subsequent to March 31, 2018, the Company made no additional borrowings under the Domestic Credit Facility. At May 25, 2018, the Company had no outstanding balance and available borrowings of $399,451 under the Domestic Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $47,760, and to remove the sublimit of CNY 50,000, or $7,960, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $15,920.

The China Credit Facility is payable on demand and subject to annual review and renewal with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%. As of March 31, 2018, the total effective interest rate was 5.00%.

During the year ended March 31, 2018, the Company made borrowings and repayments of $21,026 under the China Credit Facility. As of March 31, 2018, the Company had no outstanding balance and available borrowings of $47,760 under the China Credit Facility. Amounts outstanding are recorded in short-term borrowings in the consolidated balance sheets.

Subsequent to March 31, 2018, the Company made no additional borrowings under the China Credit Facility. At May 25, 2018, the Company had no outstanding balance and available borrowings of $47,760 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $51,700, for a maximum term of six months for each draw on the facility. The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2019 under the terms of the original agreement. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. As of March 31, 2018, TIBOR for three months was 0.06% and the total effective interest rate was 0.46%. The Japan Credit Facility has customary covenants including a restriction against having losses for two consecutive years, maintaining an interest coverage ratio greater than 1.00 to 1.00, and maintaining higher assets than liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

During the year ended March 31, 2018, the Company made borrowings and repayments of $8,884 under the Japan Credit Facility. As of March 31, 2018, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $51,700. Amounts outstanding are recorded in short-term borrowings in the consolidated balance sheets.

Subsequent to March 31, 2018, the Company made no additional borrowings under the Japan Credit Facility. At May 25, 2018, the Company had no outstanding balance and available borrowings of $51,700 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of March 31, 2018, the outstanding principal balance under the mortgage was $32,082, which includes $578 in short-term borrowings and $31,504 in mortgage payable in the consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and have a balloon payment, due on July 1, 2029 of approximately $23,700, in addition to any then-outstanding balance. Minimum principal payments over the next five years are $3,195. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants that govern the Domestic Credit Facility, as discussed above.

Debt Covenants

As of March 31, 2018, the Company was in compliance with all debt covenants under the various revolving credit facilities discussed above.

The borrowing and repayment amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using average currency exchange rates in effect as of the borrowing and repayment dates. The outstanding balance or available borrowing amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using spot rates in effect as of March 31, 2018. As a result, there are differences between the debt balances within this footnote disclosure and those presented in the consolidated statements of cash flows due to foreign currency exchange rates.

Note 7. Commitments and Contingencies

Operating Lease Commitments

The Company leases office, distribution and retail facilities, and automobiles, under operating lease agreements which continue in effect through January 2029. Some of the leases contain renewal options of anywhere from 1 to 15 years. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments are not reflected in the consolidated balance sheets.

In June 2017, the Company entered into an addendum to the original lease agreement relating to its warehouse and distribution center located in Moreno Valley, California. Pursuant to the addendum, the Company exercised its option to lease additional square footage and extended the expiration date of the lease to June 2028.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Future minimum commitments under existing operating lease agreements at March 31, 2018 are as follows:

Years Ending March 31,	Future Minimum Lease Commitments
2019	$54,836
2020	52,256
2021	44,468
2022	38,435
2023	34,341
Thereafter	112,209
Total	$336,545

The following schedule shows the composition of total rent expense:

	Years Ended March 31,
	2018	2017	2016
Minimum rentals	$59,531	$63,050	$61,227
Contingent rentals	15,924	15,281	16,067
Total	$75,455	$78,331	$77,294

Purchase Obligations

Product. The Company had $455,228 of outstanding purchase orders or other obligations with its manufacturers at March 31, 2018. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers make a decision to purchase its products. The Company generally orders product four to nine months in advance of the anticipated shipment dates based primarily on orders received from wholesale customers and through the DTC reportable operating segment. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase commitments can be cancelled by the Company under certain circumstances, though the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of the Company's binding commitments or minimum purchase commitments, and instead reflects an estimate of its future payment commitments based on information currently available.

Sheepskin. The Company had an aggregate of $106,852 of purchase commitments for sheepskin at March 31, 2018. These commitments generally arise under two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company enters into contracts requiring purchase commitments of sheepskin that its affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. There were no additional deposits on remaining minimum commitments as of March 31, 2018. Included in other current assets on the consolidated balance sheets are approximately $900 and $12,200 of additional deposits related to prior sheepskin contracts as of March 31, 2018 and 2017, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Minimum commitments for these contracts at March 31, 2018 were as follows:

Contract Effective Date	Final Target Date	Contract Value	Remaining Commitment
October 2016	September 2018	$53,700	$15,601
July 2017	September 2018	29,600	16,920
September 2017	September 2018	43,200	21,731
July 2017	September 2019	52,600	52,600
Total		$179,100	$106,852

The Company expects that purchases made under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels, and that any deposits will become fully refundable or will be reflected as a credit against purchases.

Subsequent to March 31, 2018, the Company entered into additional sheepskin purchase commitments totaling $85,750 with targeted dates between September 2019 and September 2020.

Other. The Company had an aggregate of $48,082 of other purchase commitments at March 31, 2018, which generally consisted of material commitments for future capital expenditures, commitments under service contracts, and requirements to pay promotional expenses. Future capital expenditures primarily relate to continued build-out and expansion of the warehouse and distribution center located in Moreno Valley, California.

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

The purchase price for the Hoka brand, acquired in September 2012, included contingent consideration through calendar year 2017, with a maximum contingent amount payable of $2,000. The conditions for payment were met during the year ended March 31, 2016; $1,700 was paid as of March 31, 2016, and the remaining contingent consideration payment of $300 was made as of March 31, 2017.

Indemnification

The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. From time to time, the Company also agrees to indemnify it licensees, distributors, and promotional partners in connection with claims that the Company's products infringe on the intellectual property rights of third parties. These agreements may or may not be made pursuant to a written contract. In addition, from time to time, the Company also agrees to standard indemnification provisions in commercial agreements in the ordinary course of business.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Management believes the likelihood of any payments under any of these arrangements is remote and would be immaterial. This determination is made based on a prior history of insignificant claims and related payments. There are currently no pending claims relating to indemnification matters involving the Company's intellectual property.

Note 8. Stockholders' Equity

Equity Incentive Plans

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 EIP), which was amended on May 9, 2007. In September 2015, the Company's stockholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaced the Company's 2006 EIP. As with the 2006 EIP, the primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited, or are otherwise terminated under the 2006 EIP. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

The Company uses various types of stock-based compensation under the 2006 EIP and 2015 SIP, including time-based restricted stock units (RSUs), performance-based stock units (PSUs), stock appreciation rights (SARs), and non-qualified stock options (NQSOs). Annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) are available to key personnel and certain executive officers, and long-term incentive plan (LTIP) awards or options are available to certain officers, including named executive officers.

Annual Awards

During fiscal year 2018, the Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP to key employees, including certain executive officers of the Company. These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal installments over three years thereafter. The Annual RSUs are subject only to time-based vesting criteria and vest in equal installments over three years following the date of grant. During the year ended March 31, 2018, the Company granted 54,090 Annual PSUs and 133,464 Annual RSUs at a weighted-average grant date fair value of $68.44 and $67.70 per share, respectively. At March 31, 2018, the Company determined that the performance criteria for the fiscal year 2018 Annual PSUs were achieved.

Long-Term Incentive Plan Awards

2007 LTIP SARs and 2007 LTIP PSUs. In May 2007, the Company approved LTIP awards under the 2006 EIP for issuance of SARs (2007 LTIP SARs) and PSUs (2007 LTIP PSUs), which were awarded to certain members of the Company's management team. These awards were subject to vesting based on certain performance criteria and service conditions. Half of the 2007 LTIP SARs and 2007 LTIP PSUs granted were fully vested as of December 31, 2011; 80% of the other half of the awards vested on December 31, 2015, while the remaining 20% did not vest and were cancelled, since it was determined that the Company had not achieved the required performance criteria as of December 31, 2016. Accordingly, the Company recognized a net reversal of stock compensation expense of $2,400 during fiscal year 2017.

2013 LTIP PSUs. In December 2013, the Company approved LTIP awards under the 2006 EIP for issuance of PSUs (2013 LTIP PSUs), which were awarded to certain members of the Company's management team. The 2013 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. As of March 31, 2015, the Company determined that achievement of the minimum threshold performance criteria was not probable, and accordingly, the Company recognized a net reversal of stock compensation expense of approximately $700. At March 31, 2016, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

2015 LTIP PSUs. In September 2014, the Company approved LTIP awards under the 2006 EIP for issuance of PSUs (2015 LTIP PSUs), which were awarded to certain members of the Company's management team. The 2015 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. To the extent financial performance was achieved above the minimum threshold performance criteria, the number of 2015 LTIP PSUs that vested would increase up to the maximum number of units granted under the award. Under this program, the Company granted awards that contained a maximum of approximately 160,000 2015 LTIP PSUs during the year ended March 31, 2015. The weighted-average grant date fair value of the 2015 LTIP PSUs was $98.29 per share. As of March 31, 2016, the Company determined that achievement of the minimum threshold performance criteria was not probable, and accordingly, the Company recognized a net reversal of stock compensation expense of approximately $1,400. As of March 31, 2017, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

2016 LTIP PSUs. In November 2015, the Company approved LTIP awards under the 2015 SIP for issuance of PSUs (2016 LTIP PSUs), which were awarded to certain members of the Company's management team The 2016 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. To the extent financial performance was achieved above the minimum threshold performance criteria, the number of 2016 LTIP PSUs that would vest was subject to increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2016 LTIP PSUs would occur if the Company failed to achieve at least 90% of the minimum threshold performance criteria. If the Company achieved the performance criteria, vesting of the 2016 LTIP PSUs would be subject to adjustment based on the application of a total stockholder return (TSR) modifier. The amount of the adjustment would be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period. Under this program, the Company granted awards that contained a maximum of approximately 308,000 2016 LTIP PSUs during the year ended March 31, 2016. The weighted-average grant date fair value of the 2016 LTIP PSUs was $50.05 per share. The Company did not believe the achievement of at least the minimum threshold performance criteria was probable, and accordingly, did not recognize stock compensation expense for these awards during the years ended March 31, 2018, 2017, or 2016. As of March 31, 2018, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

Long-Term Incentive Plan Options

During fiscal year 2017, the Company approved LTIP awards under the 2015 SIP for issuance of options (LTIP NQSOs), which were awarded to certain members of the Company’s management team. If the Company achieves the target performance criteria and the recipient provides continuous service, the LTIP NQSOs will vest in three years from the date of grant. Each LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model.

In November 2016, the Company approved LTIP options (2017 LTIP NQSOs), which were awarded to certain members of the Company's management team, and which will vest on March 31, 2019 if the recipient provides continuous service through that date and the Company achieves the target performance criteria. As of March 31, 2018, the fair value of the 2017 LTIP NQSOs granted, less estimated forfeitures, was $4,825.

In June 2017, the Company approved LTIP options (2018 LTIP NQSOs), which were awarded to certain members of the Company's management team, and which will vest on March 31, 2020 if the recipient provides continuous service through that date and the Company achieves the target performance criteria. As of March 31, 2018, the fair value of the 2018 LTIP NQSOs granted, less estimated forfeitures, was $4,719.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for the LTIP NQSOs granted in each period presented:

	2018 LTIP NQSOs	2017 LTIP NQSOs
Expected life (in years)	4.90	5.94
Expected volatility	38.73%	41.80%
Risk free interest rate	1.78%	1.95%
Dividend yield	—%	—%
Weighted-average exercise price	$69.29	$61.86
Weighted-average option value	$25.03	$26.27

Grants to Directors

Each of the Company's nonemployee directors is entitled to receive common stock with a total value of approximately $125 for annual service on the Board of Directors. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company's common stock during the last 10 trading days leading up to, and including, the 15th day of the last month of each quarterly period. Each of these shares is fully vested on the date of issuance.

Stock Compensation Expense

The table below summarizes stock compensation expense by award or option type recognized in the consolidated statements of comprehensive income (loss):

	Years Ended March 31,
	2018	2017	2016
Stock compensation expense recorded for:
Annual RSUs	$7,761	$5,191	$2,356
Annual PSUs	1,829	1,203	3,807
2007 LTIP SARs	—	(1,949)	893
LTIP PSUs*	—	(296)	(1,511)
LTIP NQSOs**	3,432	694	—
Directors' shares	1,134	1,168	1,077
Employee Stock Purchase Plan***	146	164	—
Total stock compensation expense	14,302	6,175	6,622
Income tax benefit recognized	(4,906)	(2,322)	(2,525)
Net stock compensation expense	$9,396	$3,853	$4,097

*2007 LTIP PSUs, 2013 LTIP PSUs, 2015 LTIP PSUs, and 2016 LTIP PSUs are collectively referred to herein as LTIP PSUs.

**LTIP NQSOs include 2017 LTIP NQSOs and 2018 LTIP NQSOs.

***The 2015 Employee Stock Purchase Plan authorizes 1,000,000 shares of the Company's common stock for sale to eligible employees using their after-tax payroll deductions. Each consecutive purchase period is six months in duration and shares are purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price on that date. Purchase windows take place in February and August of each fiscal year.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

The table below summarizes the total remaining unrecognized stock compensation expense related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized as of March 31, 2018:

	Unrecognized Stock Compensation Expense	Weighted-Average Remaining Vesting Period (Years)
Annual RSUs	$7,517	1.2
Annual PSUs	2,115	1.4
LTIP NQSOs	6,057	1.5
Total	$15,689

Annual RSUs and Annual PSUs Issued under the 2006 EIP and 2015 SIP

The table below summarizes Annual RSU and Annual PSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at March 31, 2015	340,000	$70.11
Granted	240,000	70.82
Vested	(132,000)	66.74
Forfeited	(91,000)	72.84
Cancelled*	(154,000)	74.22
Nonvested at March 31, 2016	203,000	68.80
Granted	268,000	59.34
Vested	(111,000)	65.37
Forfeited	(66,000)	70.79
Cancelled*	(68,000)	65.23
Nonvested at March 31, 2017	226,000	63.96
Granted	188,000	67.92
Vested	(102,000)	67.63
Forfeited	(23,000)	64.59
Nonvested at March 31, 2018	289,000	$65.18

*Shares cancelled represent Annual PSUs granted that did not meet the required performance criteria.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

2007 LTIP SARs Issued Under the 2006 EIP

There were no 2007 LTIP SARs outstanding or exercisable at March 31, 2018. The table below summarizes 2007 LTIP SARs activity:

	2007 LTIP SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	715,000	$26.73	5.8	$33,000
Exercised	(80,000)	26.73
Forfeited	(15,000)	26.73
Outstanding at March 31, 2016	620,000	26.73	3.5	20,600
Exercised	(290,000)	26.73
Cancelled*	(90,000)	26.73
Outstanding at March 31, 2017	240,000	26.73	5.1	7,920
Exercised	(240,000)	26.73
Outstanding and Exercisable at March 31, 2018	—	$—	—	$—

*Shares cancelled represent SARs granted that did not meet the required performance criteria.

No SARs have been issued under the 2015 SIP. The maximum contractual term was 10 and 15 years from the grant date for those 2007 LTIP SARs with final vesting dates of December 31, 2011 and December 31, 2015, respectively.

LTIP PSUs Issued Under the 2006 EIP and the 2015 SIP

The table below summarizes LTIP PSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at March 31, 2015	624,000	$68.82
Granted	308,000	50.05
Vested	(47,000)	26.73
Forfeited	(232,000)	70.98
Cancelled*	(264,000)	63.22
Nonvested at March 31, 2016	389,000	61.53
Granted	7,000	56.56
Forfeited	(27,000)	68.63
Cancelled*	(100,000)	89.77
Nonvested at March 31, 2017	269,000	50.22
Cancelled*	(269,000)	50.22
Nonvested at March 31, 2018	—	$—

*Shares cancelled represent LTIP PSUs granted that did not meet the required performance criteria.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

LTIP NQSOs Issued Under the 2015 SIP

The table below summarizes LTIP NQSO activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2016	—	$—	—	$—
Granted	208,000	61.86
Forfeited	(16,000)	61.86
Nonvested at March 31, 2017	192,000	61.86	9.0	—
Granted	205,000	69.29
Nonvested at March 31, 2018	397,000	$65.70	7.1	$9,700

The amounts granted are the maximum amounts under the respective options.

The maximum contractual term was approximately nine and seven years from the grant date for the 2017 NQSOs and 2018 NQSOs, respectively.

Stock Repurchase Programs

In January 2015, the Company's Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $200,000 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. In October 2017, the Company's Board of Directors authorized a new $335,000 stock repurchase program. Combined with the approximately $65,294 remaining approved amount under the previously-announced stock repurchase program, upon approval of the new repurchase program, the Company had the authority to repurchase up to an aggregate of $400,294 of its common stock at the time. The Company's repurchase programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company's discretion.

The following table summarizes the stock repurchase activity under the above programs:

	Years Ended March 31,
	2018	2017	2016
Average price paid per share	$87.91	$56.51	$66.32
Total number of shares purchased*	1,702,653	222,471	1,420,349
Approximate dollar value of shares purchased	$149,687	$12,572	$94,200

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Since inception of the combined January 2015 and October 2017 stock repurchase programs, as of March 31, 2018 and through May 25, 2018, the Company has repurchased an aggregate of 3,722,502 shares for $284,393, at an average price of $76.40 per share, leaving the aggregate remaining approved amount under the October 2017 program at $250,607.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Note 9. Foreign Currency Exchange Rate Contracts and Hedging

As of March 31, 2018, the Company had Designated Derivative Contracts with five counterparties and Non-Designated Derivative Contracts with two counterparties, all with various maturity dates within the next 12 months.

As of March 31, 2018, the Company had the following foreign currency exchange rate forward contracts:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$126,332	$4,802	$131,134
Fair value recorded in other current assets	950	—	950
Fair value recorded in other accrued expenses	(143)	(10)	(153)

As of March 31, 2017, the Company had the following foreign currency exchange rate forward contracts:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$100,000	$—	$100,000
Fair value recorded in other current assets	1,365	—	1,365

During the years ended March 31, 2018 and 2017, the Company entered into and settled Designated Derivative Contracts with notional values totaling approximately $21,000 and $11,000, respectively, and Non-Designated Derivative Contracts with notional values totaling approximately $81,000 and $263,000, respectively. During the year ended March 31, 2018, the Company settled Designated Derivative Contracts with notional values totaling approximately $100,000, which had been entered into in the prior period.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments. During the years ended March 31, 2018 and 2017, the Designated Derivative Contracts remained effective and that portion of any gain or loss was recognized in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of March 31, 2018, the amount of unrealized losses on foreign currency exchange rate forward contracts recognized in AOCI is expected to be reclassified into income within the next 15 months. Refer to Note 10, "Accumulated Other Comprehensive Loss," for further information.

The following table summarizes the effect of Designated Derivative Contracts:

	Years Ended March 31,
	2018	2017	2016
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net sales
Amount of (loss) gain recognized in other comprehensive income (loss) on derivative instruments (effective portion)	$(9,593)	$8,208	$(850)
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)	$(8,541)	$7,082	$(1,592)
Location of amount excluded from effectiveness testing	SG&A expenses
Amount of gain excluded from effectiveness testing	$1,376	$534	$207

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Years Ended March 31,
	2018	2017	2016
Location of amount recognized in income on derivative instruments	SG&A expenses
Amount of (loss) gain recognized in income on derivative instruments	$(2,574)	$2,202	$(1,532)

Subsequent to March 31, 2018 through May 25, 2018, the Company entered into Non-Designated Derivative Contracts with notional values totaling approximately $14,000, which are expected to mature over the next nine months, and no Designated Derivative Contracts. At May 25, 2018, the Company's outstanding hedging contracts were held by an aggregate of five counterparties.

Note 10. Accumulated Other Comprehensive Loss

The components within accumulated other comprehensive loss are as follows:

	As of March 31,
	2018	2017
Unrealized gain on foreign currency exchange rate hedges, net of tax	$243	$856
Cumulative foreign currency translation adjustment	(13,226)	(27,307)
Accumulated other comprehensive loss	$(12,983)	$(26,451)

Note 11. Net Income per Share

The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Years Ended March 31,
	2018	2017	2016
Weighted-average shares used in basic computation	31,758,000	32,000,000	32,556,000
Dilutive effect of stock-based awards and options	238,000	355,000	483,000
Weighted-average shares used for diluted computation	31,996,000	32,355,000	33,039,000

Excluded*:
Annual RSUs and Annual PSUs	200	17,000	—
2007 LTIP SARs	—	—	90,000
LTIP PSUs	—	269,000	389,000
LTIP NQSOs	397,000	192,000	—
Deferred Non-Employee Director Equity Awards	1,000	—	—

*The stock-based awards and options excluded from the dilutive effect were excluded either because the shares were anti-dilutive or because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the years ended March 31, 2018, 2017 and 2016. The number of shares reflected for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stockholders' Equity," for further information on the Company's stock-based awards and options.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Note 12. Reportable Operating Segments

The Company has five reportable operating segments consisting of the strategic business units for the worldwide wholesale operations for each of the UGG brand, Teva brand, Sanuk brand and other brands, as well as DTC. The Company's other brands currently consist of the Hoka and Koolaburra brands, and included the Ahnu® (Ahnu) brand for the years ended March 31, 2017 and 2016, as well as the TSUBO and MOZO brands for the year ended March 31, 2016.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each reportable operating segment. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments. The unallocated corporate overhead costs include unallocable costs associated with distribution centers, certain executive and stock compensation expenses, accounting, finance and legal costs, information technology costs, human resources costs, and facilities costs, among others.

During calendar year 2017, the Company began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective April 1, 2017, operations for the Ahnu brand were discontinued and certain remaining styles are sold under the Teva brand. Results for the former Ahnu brand are now reported in the Teva brand wholesale reportable operating segment instead of the other brands wholesale reportable operating segment, as presented in the prior period. During the first quarter of fiscal year 2016, the Company changed its reportable operating segments to combine the previously-separated E-Commerce and retail store operating components into one DTC reportable operating segment.

Reportable operating segment information with a reconciliation to the consolidated statements of comprehensive income (loss) is summarized as follows:

	Years Ended March 31,
	2018	2017	2016
Net sales to external customers:
UGG brand wholesale	$841,893	$826,355	$918,102
Teva brand wholesale	117,478	103,694	121,239
Sanuk brand wholesale	78,283	77,552	90,719
Other brands wholesale	149,961	116,206	100,820
Direct-to-Consumer	715,724	666,340	644,317
	$1,903,339	$1,790,147	$1,875,197
Income (loss) from operations:
UGG brand wholesale	$247,826	$213,407	$246,990
Teva brand wholesale	20,400	10,045	17,692
Sanuk brand wholesale	14,474	(110,582)	15,565
Other brands wholesale	22,258	1,571	(4,384)
Direct-to-Consumer	156,896	109,802	101,756
Unallocated overhead costs	(239,270)	(226,162)	(215,492)
	$222,584	$(1,919)	$162,127

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2018	2017	2016
Depreciation, amortization and accretion:
UGG brand wholesale	$3,193	$3,167	$2,254
Teva brand wholesale	12	24	54
Sanuk brand wholesale	4,174	5,018	6,556
Other brands wholesale	865	971	1,101
Direct-to-Consumer	13,396	15,669	19,030
Unallocated overhead costs	26,932	27,779	21,029
	$48,572	$52,628	$50,024
Capital expenditures:
UGG brand wholesale	$58	$3,444	$1,458
Teva brand wholesale	—	—	—
Sanuk brand wholesale	20	—	881
Other brands wholesale	—	191	51
Direct-to-Consumer	8,641	15,277	18,445
Unallocated overhead costs	26,094	25,587	45,351
	$34,813	$44,499	$66,186

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

Assets allocable to each reportable operating segment are as follows:

	As of March 31,
	2018	2017
Total assets from reportable operating segments:
UGG brand wholesale	$229,894	$259,444
Teva brand wholesale	85,980	82,505
Sanuk brand wholesale	79,322	80,102
Other brands wholesale	74,809	70,607
Direct-to-Consumer	112,355	113,400
	$582,360	$606,058

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

Total assets allocable to each reportable operating segment reconciled to the consolidated balance sheets are as follows:

	As of March 31,
	2018	2017
Total assets from reportable operating segments	$582,360	$606,058
Unallocated cash and cash equivalents	429,970	291,764
Unallocated deferred tax assets	38,381	44,708
Unallocated other corporate assets	213,668	249,250
Total assets	$1,264,379	$1,191,780

Note 13. Concentration of Business

Significant Customers

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $617,867, or 32.5%, $539,000, or 30.1%, and $526,000, or 28.1%, of total net sales were denominated in foreign currencies for the years ended March 31, 2018, 2017, and 2016, respectively. International sales were 38.3%, 36.2%, and 35.0% of the Company's total net sales for the years ended March 31, 2018, 2017, and 2016, respectively. For the years ended March 31, 2018, 2017, and 2016, no single foreign country comprised more than 10.0% of the Company's total net sales.

Management performs regular evaluations concerning the ability of the Company's customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based upon these evaluations. The Company's five largest customers accounted for approximately 23.6% of worldwide sales for the year ended March 31, 2018 compared to 20.3% for the year ended March 31, 2017. No single customer accounted for 10.0% or more of the Company's net sales during the years ended March 31, 2018, 2017 and 2016. At March 31, 2018, the Company had two customers that represented a combined 21.6% of net trade accounts receivable compared to one customer that made up 11.2% of net trade accounts receivable at March 31, 2017.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the United Kingdom. Beginning in 2013, in an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpureTM (UGGpure), which is a wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily in Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside of the Company's control. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences and changes in discretionary spending.

Net Property and Equipment

The Company does not consider international operations a separate reportable operating segment. Management reviews such operations in the aggregate with the aforementioned reportable operating segments. Long-lived assets, which consist of net property and equipment, in the US and all other countries combined was as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016
(dollar amounts in thousands, except per share data)

	As of March 31,
	2018	2017
US	$203,956	$206,077
All other countries*	16,206	19,454
Total	$220,162	$225,531

*No other country's net property and equipment comprised more than 10.0% of the Company's total net property and equipment as of March 31, 2018 and 2017.

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

Summarized unaudited quarterly financial data are as follows:

	Fiscal Year 2018
	Quarter Ended
	6/30/2017	9/30/2017	12/31/2017	3/31/2018
Net sales	$209,717	$482,460	$810,478	$400,684
Gross profit	90,625	225,117	423,471	192,429
(Loss) income from operations	(56,256)	67,355	193,191	18,294
Net (loss) income*	(42,121)	49,559	86,341	20,615
Net (loss) income per share:
Basic	$(1.32)	$1.55	$2.71	$0.66
Diluted	$(1.32)	$1.54	$2.69	$0.66

	Fiscal Year 2017
	Quarter Ended
	6/30/2016	9/30/2016	12/31/2016	3/31/2017
Net sales	$174,393	$485,944	$760,345	$369,465
Gross profit	76,252	216,425	383,634	158,924
(Loss) income from operations	(78,319)	54,023	53,250	(30,873)
Net (loss) income*	(58,918)	39,305	41,027	(15,704)
Net (loss) income per share:
Basic	$(1.84)	$1.23	$1.28	$(0.49)
Diluted	$(1.84)	$1.21	$1.27	$(0.49)

*Includes restructuring charges of $1,667 and $28,984 for the years ended March 31, 2018 and 2017, respectively, primarily incurred during the third and fourth quarters of fiscal year 2017 and the first and second quarters of fiscal years 2018. Refer to Note 2, "Restructuring," for further information on the nature of restructuring charges incurred. In addition, includes non-cash impairment charges incurred of $113,944 and $4,086 for the Sanuk brand's wholesale reportable operating segment goodwill and patent, respectively, during the third quarter of fiscal year 2017. Refer to Note 3, "Goodwill and Other Intangible Assets," for further information on the Sanuk brand non-cash impairment charges.

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of allowances for doubtful accounts, sales discounts, chargebacks and sales returns against trade accounts receivable:

	As of March 31,
	2018	2017	2016
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$5,979	$5,494	$2,297
Additions	4,168	2,847	5,120
Deductions	(6,660)	(2,362)	(1,923)
Balance at End of Year	$3,487	$5,979	$5,494
Allowance for sales discounts (2)
Balance at Beginning of Year	$3,100	$2,672	$2,348
Additions	19,972	20,259	25,560
Deductions	(21,672)	(19,831)	(25,236)
Balance at End of Year	$1,400	$3,100	$2,672
Allowance for chargebacks (3)
Balance at Beginning of Year	$7,028	$4,968	$4,041
Additions	19,019	19,584	15,750
Deductions	(18,320)	(17,524)	(14,823)
Balance at End of Year	$7,727	$7,028	$4,968
Allowance for sales returns (4)
Balance at Beginning of Year	$16,247	$17,061	$9,532
Additions	51,677	62,122	42,392
Deductions	(47,076)	(62,936)	(34,863)
Balance at End of Year	$20,848	$16,247	$17,061
Total Allowances	$33,462	$32,354	$30,195

(1)
The additions to the allowance for doubtful accounts represent estimates of the Company's bad debt expense based upon the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual write-off of the related trade accounts receivables.

(2)
The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company's customers based upon the amount of outstanding discounts for prompt or early payments. Deductions are for the actual discounts taken by the Company's wholesale channel customers. Discounts for DTC customers are taken at the point of sale and are not reflected in the allowance for sales discounts.

(3)
The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivables.

(4)
The additions to the allowance for sales returns represent estimates of returns based upon the Company's historical wholesale channel customer returns experience. Deductions are for the actual return of products. Returns of DTC customer products are excluded as they are separately recorded in the sales return liability.