Form 10-Q
period 2018-06-30
DECKERS OUTDOOR CORP
filed 2018-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2018

Commission File Number: 001-36436

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State of incorporation)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California 93117
(Address of principal executive offices)

(805) 967-7611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of the close of business on August 3, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 30,074,045.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2018

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2018 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of and costs associated with our restructuring and operating profit improvement plans;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to our brands and products;

•	the purchasing trends impacting the buying patterns of wholesale customers and retail consumers;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	expectations regarding and trends affecting our financial condition, operating results, capital expenditures, liquidity or cash flows;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	our plans to consolidate certain United States (US) distribution center operations;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	availability and cost of raw materials;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	completed and expected repatriation of earnings of non-US subsidiaries and any related foreign withholding taxes, as well as other related tax impacts;

•	potential impacts of our ongoing operational system upgrades;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent management's current expectations and predictions about trends affecting our business and industry, and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission. You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION

References to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Koolaburra® by UGG (Koolaburra), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk) and UGGpureTM (UGGpure) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names herein are referred to without the ® and™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	June 30, 2018	March 31, 2018
ASSETS	(UNAUDITED)
Current assets
Cash and cash equivalents	$417,851	$429,970
Trade accounts receivable, net of allowances ($9,742 and $33,462 as of June 30, 2018 and March 31, 2018, respectively)	131,899	143,704
Inventories, net of reserves ($8,584 and $9,020 as of June 30, 2018 and March 31, 2018, respectively)	435,564	299,602
Prepaid expenses	21,166	17,639
Other current assets	31,075	17,599
Income tax receivable	2,405	2,176
Total current assets	1,039,960	910,690

Property and equipment, net of accumulated depreciation ($217,353 and $210,763 as of June 30, 2018 and March 31, 2018, respectively)	217,653	220,162
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($67,413 and $66,065 as of June 30, 2018 and March 31, 2018, respectively)	55,786	57,850
Deferred tax assets, net	37,443	38,381
Other assets	21,888	23,306
Total assets	$1,386,720	$1,264,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$585	$578
Trade accounts payable	262,508	93,939
Accrued payroll	53,605	55,695
Other accrued expenses	31,418	24,446
Income taxes payable	4,888	11,006
Value added tax payable	1,587	3,502
Total current liabilities	354,591	189,166

Mortgage payable	31,358	31,504
Income tax liability	61,897	64,735
Deferred rent obligations	21,376	22,499
Other long-term liabilities	15,347	15,696
Total long-term liabilities	129,978	134,434

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 30,369 and 30,447 as of June 30, 2018 and March 31, 2018, respectively)	304	304
Additional paid-in capital	170,785	167,587
Retained earnings	746,185	785,871
Accumulated other comprehensive loss	(15,123)	(12,983)
Total stockholders' equity	902,151	940,779
Total liabilities and stockholders' equity	$1,386,720	$1,264,379

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
Net sales	$250,594	$209,717
Cost of sales	135,629	119,092
Gross profit	114,965	90,625
Selling, general and administrative expenses	154,379	146,881
Loss from operations	(39,414)	(56,256)

Interest income	(1,586)	(452)
Interest expense	1,234	1,007
Other income, net	(11)	(224)
Total other (income) expense, net	(363)	331
Loss before income taxes	(39,051)	(56,587)
Income tax benefit	(8,644)	(14,466)
Net loss	(30,407)	(42,121)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on foreign currency exchange rate hedges	5,323	(3,772)
Foreign currency translation (loss) gain	(7,463)	1,550
Total other comprehensive loss	(2,140)	(2,222)
Comprehensive loss	$(32,547)	$(44,343)

Net loss per share
Basic	$(1.00)	$(1.32)
Diluted	$(1.00)	$(1.32)
Weighted-average common shares outstanding
Basic	30,423	31,991
Diluted	30,423	31,991

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	Three Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(30,407)	$(42,121)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and accretion	11,405	12,268
Bad debt expense	608	3,015
Deferred tax benefit	(1,225)	(2,932)
Stock-based compensation	3,526	2,704
Employee stock purchase plan	45	35
Excess tax benefits from stock compensation	106	25
Loss on sale of assets	58	126
Impairment of intangible and other long-lived assets	—	131
Restructuring charges	—	1,518
Changes in operating assets and liabilities:
Trade accounts receivable, net	11,940	46,733
Inventories, net	(136,641)	(142,797)
Prepaid expenses and other current assets	(9,295)	10,112
Income tax receivable	(229)	(8,218)
Other assets	1,418	(118)
Trade accounts payable	168,569	132,108
Accrued expenses	(1,795)	(13,273)
Income taxes payable	(5,700)	(7,228)
Long-term liabilities	(4,310)	564
Net cash provided by (used in) operating activities	8,073	(7,348)

INVESTING ACTIVITIES
Purchases of property and equipment	(7,286)	(3,835)
Proceeds from sales of property and equipment, net	47	—
Net cash used in investing activities	(7,239)	(3,835)

FINANCING ACTIVITIES
Cash paid for shares withheld for taxes	(499)	(893)
Cash paid for repurchases of common stock	(10,000)	—
Repayment of mortgage principal	(139)	(133)
Net cash used in financing activities	(10,638)	(1,026)

Effect of foreign currency exchange rates on cash	(2,315)	385
Net change in cash and cash equivalents	(12,119)	(11,824)
Cash and cash equivalents at beginning of period	429,970	291,764
Cash and cash equivalents at end of period	$417,851	$279,940

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)
(continued)

	Three Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes paid, net of refunds ($2,744 and $886 as of June 30, 2018 and 2017, respectively)	$1,961	$2,266
Interest	1,494	580
Non-cash investing and financing activities
Accrued for purchases of property and equipment	2,315	1,557
Accrued for asset retirement obligations	27	113

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Note 1. General

The Company

Deckers Outdoor Corporation is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. As part of its Omni-Channel platform, the Company's proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E-Commerce websites. Independent third party contractors manufacture all of the Company's products. A significant part of the Company's business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to the variation in its results from quarter to quarter.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (the condensed consolidated financial statements) as of June 30, 2018 and for the three months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2018 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries necessary to fairly present the results of interim periods presented, but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 30, 2018 (2018 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and entities in which it maintains a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements is made in accordance with US GAAP, which requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, trade accounts receivable allowances, sales returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available as of the date of the condensed consolidated financial statements, and actual results could differ materially from the results assumed or implied based on these estimates.

Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

The Company's six reportable operating segments now include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. Refer to Note 12, "Reportable Operating Segments," for further information on the Company's reportable operating segments.

Restructuring Plan

In February 2016, the Company announced the implementation of a multi-year restructuring plan which is designed to realign its brands across its Fashion Lifestyle and Performance Lifestyle groups, optimize the Company's retail store fleet, and consolidate its management and operations. In general, the intent of this restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies, and improve collaboration across brands.

In connection with the restructuring plan, the Company has closed 38 retail stores as of June 30, 2018, including conversions to partner retail stores, and consolidated its brand operations and corporate headquarters. As of June 30, 2018, the Company has incurred cumulative restructuring charges of $55,324, which includes charges for the following reportable operating segments:

Cumulative Restructuring Charges

UGG brand wholesale	$2,238
Sanuk brand wholesale	3,068
Other brands wholesale	2,263
Direct-to-Consumer	23,454
Unallocated overhead costs	24,301
Total restructuring charges	$55,324

During the three months ended June 30, 2018, the Company incurred no restructuring charges compared to $1,518 during the three months ended June 30, 2017, which were recorded in selling, general and administrative (SG&A) expenses as unallocated overhead costs in the condensed consolidated statements of comprehensive loss. Of the cumulative restructuring charges incurred through June 30, 2018, $4,496 remained accrued as of that date, with $1,347 recorded in other accrued expenses and $3,149 recorded between deferred rent obligations and other long-term liabilities, respectively, in the condensed consolidated balance sheets. The Company currently does not anticipate incurring material restructuring charges in future periods, although optimization of Company-owned retail stores remains a focus.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

The remaining accrued liabilities for cumulative restructuring charges incurred to date under the Company's restructuring plan, less amortization of charges or payments during the three months ended June 30, 2018, were as follows:

	Lease Terminations	Other*	Total
Balance as of March 31, 2018	$3,645	$1,083	$4,728
Paid in cash	(232)	—	(232)
Balance as of June 30, 2018	$3,413	$1,083	$4,496

*Includes costs related to office consolidations and termination of contracts and services.

As a result of the implementation of the restructuring plan, the Company expects to realize additional annualized SG&A expense savings by March 31, 2020. Refer to the section entitled "Recent Developments," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part I, Item 2 within this Quarterly Report for further information.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (new revenue standard). This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaced most existing revenue recognition guidance under US GAAP. The standard permits the use of either the retrospective or modified retrospective transition methods. Subsequent to the issuance of the initial guidance, the FASB provided for a one-year deferral of the effective date, as well as early application. Further, the FASB issued additional guidance which clarified how to apply the implementation guidance related to principal versus agent considerations, how to identify performance obligations, as well as licensing implementation guidance.

The Company adopted this ASU and all related amendments for all contracts not yet completed as of April 1, 2018, using the modified retrospective transition method. This method requires a cumulative effect adjustment to be made to opening retained earnings on adoption to reflect the impact of initially applying the new revenue standard. The Company evaluated its business and contracts to determine any changes to accounting policies, processes, or systems necessary to adopt the requirements of the new revenue standard. The adoption of the new revenue standard had the following impacts:

•
Prior to adoption, the Company deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, the Company elected the practical expedient allowed under the new revenue standard to define shipping and handling costs as a fulfillment service, not a performance obligation. Accordingly, the Company will now recognize revenue for these arrangements upon shipment rather than delivery. As a result, on adoption of this ASU, the Company recorded a cumulative effect adjustment for a net after-tax increase to opening retained earnings of approximately $1,000 in the condensed consolidated balance sheets.

•
The Company historically recorded a trade accounts receivable allowance for sales returns (allowance for sales returns) related to its wholesale channel sales and the cost of sales for the product-related inventory was recorded in inventories, net of reserves, in its condensed consolidated balance sheets. As of March 31, 2018, the Company recorded an allowance for sales returns for the wholesale channel of $20,848 and product-related inventory for all channels of $11,251 in its condensed consolidated balance sheets. As of June 30, 2018, and in connection with the adoption of the new revenue standard, the Company reclassified the allowance for sales returns for the wholesale channel of $9,816 to other accrued expenses and the product-related inventory for all channels of $4,819 to other current assets in its condensed consolidated b

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

alance sheets. For the DTC channel, the allowance for sales returns was recorded in other accrued expenses, which is consistent with the prior period presented.

•	The comparative condensed consolidated financial statements have not been adjusted and continue to be reported under historical US GAAP.

•
Refer to Note 2, "Revenue Recognition," for expanded disclosures regarding our change in accounting policy and refer to Note 12, "Reportable Operating Segments," for the Company's disaggregation of revenue by distribution channel and region.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments. This ASU was adopted for the Company’s annual and interim reporting periods beginning April 1, 2018. The guidance should be applied retrospectively, requiring adjustment to all comparative periods presented, unless it is impractical to do so, in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company evaluated its business policies and processes around cash receipts and payments and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs. This ASU was adopted for the Company’s annual and interim reporting periods beginning April 1, 2018 and requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The Company evaluated its business policies and processes around intra-entity transfers of assets other than inventory and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU updates the guidance for accounting for changes to the terms or conditions of a share-based payment award. Modification accounting is required to be applied for share-based payment awards immediately before the original award is modified unless the fair value, vesting conditions, and classification of the modified awards are the same as the fair value, vesting conditions and classification of the original award, respectively. This ASU was adopted for the Company's annual and interim reporting periods beginning April 1, 2018. The Company evaluated its business policies and processes around share-based payment modifications and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous US GAAP. A lessee should recognize a lease liability in the balance sheet for lease payments at fair value and an offsetting "right-of-use" asset representing its right to use the underlying asset for the lease term. This ASU requires a modified retrospective transition method for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019, with early adoption permitted. The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures and currently expects an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability. This includes all lease commitments that are currently classified as operating leases, such as retail stores, showrooms, and distribution facilities. The recognition of lease expenses is not expected to materially change from the current methodology. Further, the adoption of this ASU will result in expanded disclosures on existing and new lease commitments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU eliminates step two from the goodwill impairment test. In computing the implied fair value of goodwill under current step two guidance, an entity previously had to perform procedures to determine the fair value of its assets and liabilities on the impairment testing date following the procedure required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under this ASU, an entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU will be effective for the Company’s annual and interim reporting periods beginning April 1, 2020, with early adoption permitted. The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting guidance to better align an entity's risk management activities and financial reporting for hedge relationships through changes to both the designation and measurement accounting guidance for qualifying hedge relationships. Amendments include changes to align the financial statement presentation of the effects of the hedging instrument and the hedged item in the condensed consolidated financial statements. This ASU will be effective for the Company's annual and interim reporting periods beginning April 1, 2019, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

Note 2. Revenue Recognition

Nature of Performance Obligations

Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the condensed consolidated statements of comprehensive loss. As a result of the short durations of the Company's customer contracts, which are typically effective for one year or less and have payment terms that are generally 30-60 days, these arrangements are not considered to have a significant financing component.

The Company primarily recognizes wholesale and international distributor revenue when products are shipped, as well as when delivered, depending on the contract terms. The Company recognizes E-Commerce revenue upon shipment and at the point of sale for retail store transactions. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the condensed consolidated statements of comprehensive loss. The Company defines shipping and handling costs as a fulfillment service and, for certain wholesale and all E-Commerce transactions, recognizes revenue when the customer is deemed to obtain control upon the date of shipment.

Variable Consideration

Components of variable consideration include estimated discounts, markdowns or chargebacks, and sales returns. Estimates for variable consideration are based on the amounts earned, or estimates to be claimed as an adjustment to sales. Estimated variable consideration is included in the transaction price to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration provided to the customer may differ from the Company’s estimates.

Allowance for Sales Discounts

The Company provides a trade accounts receivable allowance for term discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive loss. This is consistent with the presentation of such amounts in the prior period. As of June 30, 2018 and March 31, 2018, the Company did not have a material trade accounts receivable allowance for sales discounts.

Allowance for Chargebacks

The Company provides a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for known and unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive loss. This is consistent with the presentation of such amounts in the prior period. As of June 30, 2018, the Company recorded a trade accounts receivable allowance for chargebacks of $5,810 compared to $7,727 as of March 31, 2018 in the condensed consolidated balance sheets.

Contract Assets and Liabilities

Contract assets represent the Company’s right to consideration subject to conditions other than the passage of time, such as additional performance obligations to be satisfied. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred. Contract assets and liabilities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets.

Sales Returns. The Company provides a reserve for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit with a receipt. The Company bases the amounts of these reserves on known and actual returns, historical returns and any recent events that could result in a change from historical return rates, among other factors. Sales returns are defined as a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return reserve are recorded against gross sales for the contract liability and cost of sales for the contract asset in the condensed consolidated statements of comprehensive loss.

The following table provides activity during the three months ended June 30, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance as of March 31, 2018	$11,251	$23,156
Change in estimate of sales returns, net of sales recognized	1,780	10,965
Actual returns	(8,212)	(22,604)
Balance as of June 30, 2018	$4,819	$11,517

Deferred Revenue. Revenue is deferred for certain wholesale channel transactions as the contract terms indicate control transfers upon product delivery or sell-through. As of June 30, 2018 and March 31, 2018, the Company did not have a material contract liability for deferred revenue.

Gift Cards. The Company defers recognition of revenue from the sale of gift cards until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote. As of June 30, 2018 and March 31, 2018, the Company did not have a material contract liability for gift cards.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the customer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of June 30, 2018 and March 31, 2018, the Company did not have a material contract liability for loyalty programs.

Note 3. Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recognized as follows:

	June 30, 2018	March 31, 2018
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	52,500	53,216
Total gross carrying amount	107,745	108,461
Accumulated amortization	(67,413)	(66,065)
Net definite-lived intangible assets	40,332	42,396
Total other intangible assets	55,786	57,850
Total goodwill and other intangible assets	$69,776	$71,840

A reconciliation of the changes in total other intangible assets in the condensed consolidated balance sheets is as follows:

Balance as of March 31, 2018	$57,850
Amortization expense	(1,978)
Foreign currency exchange rate fluctuations, net	(86)
Balance as of June 30, 2018	$55,786

Note 4. Fair Value Measurements
The fair values of the Company's cash and cash equivalents, net trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable, and value added tax payable approximate their carrying values due to the relatively short maturities of these assets and liabilities. The fair values of the Company's long-term liabilities do not significantly differ from their carrying values.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

The inputs used to measure fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of June 30, 2018	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Non-qualified deferred compensation asset	$7,320	$7,320	$—	$—
Non-qualified deferred compensation liability	(4,402)	(4,402)	—	—
Designated Derivative Contracts asset	8,182	—	8,182	—
Non-Designated Derivative Contracts asset	478	—	478	—

	Fair Value as of March 31, 2018	Measured Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Non-qualified deferred compensation asset	$7,172	$7,172	$—	$—
Non-qualified deferred compensation liability	(4,296)	(4,296)	—	—
Designated Derivative Contracts asset	950	—	950	—
Designated Derivative Contracts liability	(143)	—	(143)	—
Non-Designated Derivative Contracts liability	(10)	—	(10)	—

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in Company-owned life insurance policies. As of June 30, 2018, the non-qualified deferred compensation asset of $7,320 is recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2018, the non-qualified deferred compensation liability of $4,402 is recorded in the condensed consolidated balance sheets, with $789 in other accrued expenses and $3,613 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," for further information on these derivative instruments.

Note 5. Income Taxes

Changes in Tax Law

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act (Tax Reform Act) was enacted into law. The Tax Reform Act includes significant changes to United States (US) corporate income tax law, including a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%, limitations on the deductibility of interest

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

expense and executive compensation, the transition of the US tax regime from a worldwide tax system to a territorial tax system, and provisions aimed at preventing base erosion of the US tax base.

Further, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may complete the accounting for the impacts of the Tax Reform Act under Accounting Standards Codification (ASC) Topic 740 (ASC 740). In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete.

Provisional Estimates

To the extent accounting for certain income tax effects of the Tax Reform Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the condensed consolidated financial statements in the first reporting period in which a reasonable estimate can be made. In accordance with SAB 118, the Company recorded provisional estimates during the fiscal year ended March 31, 2018, as detailed in the 2018 Annual Report, which represents reasonable estimates of the effects of the Tax Reform Act for which the analysis was not yet complete. As the Company completes its analysis of the effects of the Tax Reform Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Service, US Treasury Department and FASB, among others, it may record adjustments to the provisional estimates. The Company expects to finalize its provisional estimates at the earlier of the time it files its US federal income tax return for the fiscal year ended March 31, 2018 or the end of the measurement period provided for under SAB 118, which is December 31, 2018.

During the three months ended June 30, 2018, the Company recorded an adjustment to previously recorded provisional estimates for a decrease of $480 to state income tax expense associated with the one-time mandatory deemed repatriation of accumulated foreign earnings. The adjustment was driven by the Company's ongoing analysis and interpretation of state income tax laws resulting from the Tax Reform Act.

The Tax Reform Act includes other provisions with effective dates for the Company on and after January 1, 2018. Provisions impacting the fiscal year ending March 31, 2019 include, but are not limited to, limiting deductibility of meals, entertainment, and executive compensation. Based on current facts and circumstances, we do not anticipate the impact of these provisions to be material. The Company continues to account for other changes that impact business-related income, exclusions, deductions, and credits that cannot yet be quantified based on existing accounting guidance and the provisions of the tax laws in effect immediately prior to the enactment of the Tax Reform Act. The Company continues to analyze the provisions of the Tax Reform Act to fully assess the anticipated impact on its condensed consolidated financial statements.

Unrecognized Tax Benefits

During the three months ended June 30, 2018, the amount of gross unrecognized tax benefits and associated interest and penalties decreased by $162 to $12,656. Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by approximately $2,446 related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $1,804 would result in an income tax benefit for the Company.

Note 6. Revolving Credit Facilities and Mortgage Payable

Domestic Credit Facility

In November 2014, the Company amended its revolving credit facility agreement with JPMorgan Chase Bank, National Association, as the administrative agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto (as amended, Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Agreement provides for a five-year, $400,000 secured revolving credit facility (Domestic Credit Facility) which contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans, and which matures on November 13, 2019.

At the Company's election, interest under the Domestic Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternative Base Rate (ABR), and is variable based on the Company's total adjusted leverage ratio. As of June 30, 2018, the adjusted LIBOR and ABR rates were 3.34% and 5.25%, respectively.

During the three months ended June 30, 2018, the Company made no borrowings or repayments under the Domestic Credit Facility. As of June 30, 2018, the Company had no outstanding balance under the Domestic Credit Facility. As a result, the available borrowings under the Domestic Credit Facility as of June 30, 2018 were $399,451, including outstanding letters of credit of $549. Any amounts outstanding are recorded in short-term borrowings in the condensed consolidated balance sheets. Subsequent to June 30, 2018 through August 3, 2018, the Company made no additional borrowings and had no outstanding balance and available borrowings of $399,451 under the Domestic Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $45,313, and to remove the sublimit of CNY 50,000, or $7,552, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $15,104.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on 115.0% multiplied by the People’s Bank of China market rate, which was 4.35%. As of June 30, 2018, the effective interest rate was 5.00%.

During the three months ended June 30, 2018, the Company made no borrowings or repayments under the China Credit Facility. As of June 30, 2018, the Company had no outstanding balance and available borrowings of $45,313 under the China Credit Facility. Subsequent to June 30, 2018 through August 3, 2018, the Company made no additional borrowings and had no outstanding balance and available borrowings of approximately $45,313 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,669, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2019 under the terms of the original agreement. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. As of June 30, 2018, TIBOR for three months was 0.05% and the effective interest rate was 0.45%.

During the three months ended June 30, 2018, the Company made no borrowings or repayments under the Japan Credit Facility. As of June 30, 2018, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $49,669. Subsequent to June 30, 2018 through August 3, 2018, the Company made no additional borrowings and had no outstanding balance and available borrowings of approximately $49,669 under the Japan Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of June 30, 2018, the outstanding principal balance under the mortgage was $31,943, which includes $585 in short-term borrowings and $31,358 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of approximately $23,700, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of June 30, 2018, the Company was in compliance with all debt covenants under the various revolving credit facilities and the mortgage, discussed above.

Note 7. Commitments and Contingencies

During the three months ended June 30, 2018, there were no material changes to the obligations reported in the 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product or sheepskin, future capital expenditures, commitments under service contracts or requirements to pay promotional expenses, or (3) legal proceedings and claims, other than those that occurred in the ordinary course of business.

Note 8. Stockholders' Equity

Equity Incentive Plans

The Company uses various types of stock-based compensation under the 2006 Equity Incentive Plan, as amended, and the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights (SARs), and non-qualified stock options (NQSOs). Annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) are available to key employees and certain executive officers, and long-term incentive plan (LTIP) awards are available to certain officers, including named executive officers.

Annual Awards

The Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP during the three months ended June 30, 2018. These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The Annual RSUs are subject only to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter. During the three months ended June 30, 2018, the Company granted 16,359 Annual RSUs at a weighted-average grant date fair value of $118.88 per share and 14,112 Annual PSUs at a weighted-average grant date fair value of $118.67 per share. As of June 30, 2018, the Company believes the achievement of at least the threshold performance criteria for the fiscal year ending March 31, 2019 Annual PSUs is probable.

The Company recorded aggregate stock compensation expense for outstanding Annual RSUs and Annual PSUs, net of forfeitures, of $2,230 and $1,832 in SG&A expenses in the condensed consolidated statements of comprehensive loss during the three months ended June 30, 2018 and 2017, respectively. Future unrecognized stock compensation expense for Annual RSUs and Annual PSUs granted as of June 30, 2018, excluding estimated forfeitures, was $10,628. Subsequent to June 30, 2018 through August 3, 2018, the Company granted 40,827 Annual RSUs and 16,353 Annual PSUs at a weighted-average grant date fair value of $114.28 per share.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Long-Term Incentive Plan Options

During the three months ended June 30, 2018, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP. If the recipient provides continuous service, the LTIP NQSOs will vest if the Company achieves the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model.

The Company recorded aggregate stock compensation expense for outstanding LTIP NQSOs, net of forfeitures, of $990 and $576 in SG&A expenses in the condensed consolidated statements of comprehensive loss during the three months ended June 30, 2018 and 2017, respectively. Future unrecognized stock compensation expense for all LTIP NQSOs granted as of June 30, 2018, excluding estimated forfeitures, was $4,557.

Stock Repurchase Programs

The Company's Board of Directors has authorized stock repurchase programs pursuant to which the Company has the authority to repurchase up to an aggregate of $400,294 of its common stock. The Company's repurchase programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company's discretion.

The following table summarizes the stock repurchase activity under these programs:

Three Months Ended June 30, 2018
Approximate dollar value of shares purchased	$10,000
Total number of shares purchased*	85,792
Average price paid per share	$116.56

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

As of June 30, 2018, the aggregate remaining approved amount under these programs is $240,607. Subsequent to June 30, 2018 through August 3, 2018, the Company repurchased 294,758 shares for $33,143 at an average price of $112.44 per share, resulting in repurchases since inception in the aggregate of 4,103,052 shares for $327,535, at an average price of $79.83 per share, leaving the aggregate remaining approved repurchase amount at $207,464.

Retained Earnings

The following is a reconciliation of the change in the Company's retained earnings as of June 30, 2018:

Balance as of March 31, 2018	$785,871
Net loss	(30,407)
Repurchase of common stock*	(9,999)
Impact from adoption of ASUs, net of tax	720
Balance as of June 30, 2018	$746,185

*As of June 30, 2018, the remaining amount of 85,792 shares, at par value $0.01 per share, included in the total purchase price of $10,000, was recorded in common stock in the condensed consolidated balance sheets.

Note 9. Foreign Currency Exchange Rate Contracts and Hedging

Certain of the Company's foreign currency exchange rate forward contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts) and are subject to foreign currency exchange rate risk. These contracts allow the Company to sell various foreign currencies in exchange for US dollars at specified contract rates, and are used to hedge forecasted sales over specific quarters.

The Company may also enter into foreign currency exchange rate contracts that are not designated as hedging instruments (Non-Designated Derivative Contracts), which are generally entered into to offset the anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive loss (AOCI) within stockholders' equity, and are recognized in earnings in the condensed consolidated statements of comprehensive loss during the period which approximates the time the corresponding third-party sales occur.

As of June 30, 2018, the Company's outstanding hedging contracts were held by an aggregate of five counterparties, all with various maturity dates within the next nine months.

As of June 30, 2018, the Company had the following foreign currency exchange rate forward contracts:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$126,332	$18,802	$145,134
Fair value recorded in other current assets	8,182	478	8,660

No Designated Derivative Contracts were entered into or settled during the three months ended June 30, 2018. The Company entered into Non-Designated Derivative Contracts with notional values totaling approximately $14,000 during the three months ended June 30, 2018. No Non-Designated Derivative Contracts were settled during the three months ended June 30, 2018.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments. During the three months ended June 30, 2018, the Designated Derivative Contracts remained effective and that portion of any gain or loss was recognized in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of June 30, 2018, the amount of unrealized gains on foreign currency exchange rate forward contracts recognized in AOCI is expected to be reclassified into income within the next 12 months. Refer to Note 10, "Accumulated Other Comprehensive Loss," for further information.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended June 30,
	2018	2017
Amount of gain (loss) on derivative instruments (effective portion) recognized in other comprehensive loss	$6,770	$(5,890)
Amount of gain excluded from effectiveness testing recognized in SG&A expenses	846	333

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended June 30,
	2018	2017
Amount of gain (loss) on derivative instruments recognized in SG&A expenses	$487	$(1,603)

Subsequent to June 30, 2018 through August 3, 2018, no Designated Derivative Contracts or Non-Designated Derivative Contracts were entered into by the Company.

Note 10. Accumulated Other Comprehensive Loss

The components within AOCI, net of tax, are as follows:

	June 30, 2018	March 31, 2018
Unrealized gain on foreign currency exchange rate hedges	$5,566	$243
Cumulative foreign currency translation loss	(20,689)	(13,226)
Accumulated other comprehensive loss	$(15,123)	$(12,983)

Note 11. Net Loss per Share

The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Three Months Ended June 30,
	2018	2017
Weighted-average shares used in basic computation	30,423,000	31,991,000
Dilutive effect of stock-based awards and options	—	—
Weighted-average shares used for diluted computation	30,423,000	31,991,000

Excluded*:
Annual RSUs and Annual PSUs	306,000	389,000
2007 LTIP SARs	—	240,000
LTIP PSUs	—	269,000
LTIP NQSOs	377,000	397,000
Deferred Non-Employee Director Equity Awards	7,000	7,000
Employee Stock Purchase Plan	7,000	9,000

*The stock-based awards and options excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive, (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance, or (3) the Company recorded a net loss during the period presented. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stockholders' Equity," for further information on the Company's stock-based compensation.

Note 12. Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

The Company's six reportable operating segments now include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. The Other brands reportable operating segment primarily consists of the Koolaburra brand and includes other discontinued brands in the prior period presented. Information reported to the CODM, who is the Company's Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the aforementioned reportable operating segments. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the reportable operating segments include only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and directly related costs of employees and their respective expenses. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive loss, is summarized as follows:

	Three Months Ended June 30,
	2018	2017
Net sales
UGG brand wholesale	$81,353	$63,273
HOKA brand wholesale	39,954	26,538
Teva brand wholesale	33,196	32,123
Sanuk brand wholesale	20,503	22,220
Other brands wholesale	2,637	427
Direct-to-Consumer	72,951	65,136
Total net sales	$250,594	$209,717

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
Income (loss) from operations
UGG brand wholesale	$5,869	$(1,021)
HOKA brand wholesale	5,728	1,259
Teva brand wholesale	8,064	4,943
Sanuk brand wholesale	4,200	4,417
Other brands wholesale	350	(233)
Direct-to-Consumer	(7,424)	(12,102)
Unallocated overhead costs	(56,201)	(53,519)
Total loss from operations	$(39,414)	$(56,256)

Assets allocated to each reportable operating segment include accounts receivable, net of allowances and inventory, net of reserves, fixed assets, goodwill, other intangible assets, and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, and various other corporate assets shared by the Company's reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	June 30, 2018	March 31, 2018
UGG brand wholesale	$375,499	$229,894
HOKA brand wholesale	77,230	65,943
Teva brand wholesale	64,282	85,980
Sanuk brand wholesale	61,676	79,322
Other brands wholesale	30,283	8,866
Direct-to-Consumer	96,319	112,355
Total assets from reportable operating segments	705,289	582,360
Unallocated cash and cash equivalents	417,851	429,970
Unallocated deferred tax assets	37,443	38,381
Unallocated other corporate assets	226,137	213,668
Total assets	$1,386,720	$1,264,379

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $64,426, or 25.7%, and $49,233, or 23.5%, of total net sales were denominated in foreign currencies for the three months ended June 30, 2018 and 2017, respectively. International sales were 43.5% and 42.4% of the Company's total net sales for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, no single foreign country comprised 10.0% or more of the Company's total net sales.

The Company's five largest customers accounted for approximately 20.5% of worldwide sales for the three months ended June 30, 2018 compared to 19.9% for the three months ended June 30, 2017. No single customer comprised 10.0% or more of the Company's net sales during the three months ended June 30, 2018 and 2017. At June 30, 2018, the Company had two customers that represented a combined 25.8% of net trade accounts receivable compared to two customers that made up 21.6% of net trade accounts receivable at March 31, 2018. Management performs regular evaluations concerning the ability of the Company's customers to satisfy their obligations to the Company and records a trade accounts receivable allowance based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the United Kingdom. Beginning in 2013, in an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpure, which is a wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily from Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside of the Company's control. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences and changes in discretionary spending.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2018 and 2017
(dollar amounts in thousands, except per share data)

Long-Lived Assets

Long-lived assets, which consist of net property and equipment, in the US and all other countries combined was as follows:

	June 30, 2018	March 31, 2018
US	$203,029	$203,956
All other countries*	14,624	16,206
Total	$217,653	$220,162

*No single other country's net property and equipment comprised 10.0% or more of the Company's total net property and equipment as of June 30, 2018 and March 31, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report and the audited consolidated financial statements in our 2018 Annual Report. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under our proprietary UGG, Koolaburra, HOKA, Teva, and Sanuk brands. We sell our products through domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our retail stores and E-Commerce websites. Independent third party contractors manufacture all of our products.

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan which is designed to realign our brands, optimize our retail store fleet, and consolidate our management and operations. As part of this restructuring plan, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the HOKA, Teva, and Sanuk brands. In general, the intent of our restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies, and improve collaboration across brands.

We believe our retail stores remain an important component of our Omni-Channel strategy; however, in light of the recent and continuing changes in the retail environment, we also believe it is prudent to further optimize our global brick and mortar footprint, and expect to continue to do so. Accordingly, we anticipate generating future cost savings associated with changes in our retail presence as we optimize our retail store fleet performance, including through closing stores or converting stores to partner retail stores in our wholesale channel. We continue to drive and are evolving our retail store and fleet optimization strategies in line with our long-term objectives, and we are targeting a worldwide retail store count of approximately 125 owned stores. Remaining store closures are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores.

Our decision to open or close store locations will be evaluated based on the operating results of each store and our retail store and fleet optimization strategies, which may ultimately impact our global retail store count. Further, the actual number of owned stores as of any particular date is subject to uncertainty and is based on numerous factors, including, but not limited to, the actual and projected costs associated with closing or converting stores, the actual and estimated results of operations of our overall DTC business and continuing changes in consumer buying behaviors and the retail environment.

In connection with our restructuring plan, we have closed 38 retail stores as of June 30, 2018, including conversions to partner retail stores, and consolidated our brand operations and corporate headquarters. As of June 30, 2018, we have incurred cumulative restructuring charges of $55,324, which includes charges within the following categories:

Cumulative Restructuring Charges
Lease terminations	$17,987
Retail store fixed asset impairment	9,372
Severance costs	9,776
Software and office fixed asset impairment	6,987
Other*	11,202
Total restructuring charges	$55,324

*Includes costs related to office consolidations and termination of contracts and services.

During the three months ended June 30, 2018, we incurred no restructuring charges compared to $1,518 during the three months ended June 30, 2017, which were recorded in SG&A expenses as unallocated overhead costs in the condensed consolidated statements of comprehensive loss. We currently do not anticipate incurring material restructuring charges in future periods, although optimization of our Company-owned retail stores remains a focus.

As a result of the implementation of our restructuring plan, we expect to realize annualized SG&A expense savings in the condensed consolidated statements of comprehensive loss totaling approximately $85,000 by March 31, 2020. The annualized SG&A expense savings are expected to be primarily derived from reductions in (1) operating costs related to the termination of retail store leases and the conversion of certain foreign-owned retail stores to partner retail stores, (2) depreciation and amortization, and (3) overhead costs, including payroll and related benefits, and rent and occupancy costs, among others.

As of June 30, 2018, we have realized approximately $57,000 of annualized SG&A expense savings out of the $85,000 of total anticipated annualized savings from our restructuring plan. The cumulative annualized SG&A expense savings by applicable reportable operating segment, realized as of June 30, 2018, are as follows:

Cumulative Annualized SG&A Expense Savings
UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	37,000
Unallocated overhead costs	17,000
Total	$57,000

In order to achieve our projection of a total of $85,000 of annualized SG&A expense savings by March 31, 2020, we expect to realize approximately $28,000 of additional annualized SG&A expense savings from our restructuring plan, which we anticipate will primarily be derived from further reductions in retail-related costs, including those described above. These additional savings are expected to primarily impact the DTC reportable operating segment and to be fully realized by March 31, 2020. However, both the amount and timing of the actual savings we may achieve as a result of our restructuring plan are uncertain and are based on numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores, and the actual and estimated results of operations of each store.

Refer to Note 1, "General," under the section entitled "Restructuring" of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

Operating Profit Improvement Plan. In addition to the approximately $85,000 of annualized SG&A expense savings expected from the implementation of our restructuring plan as discussed above, we also expect our other transformation initiatives, announced in February 2017, will result in approximately $65,000 of additional annualized cost of sales improvements and SG&A expense savings, for a total anticipated gross annualized cost savings of approximately $150,000. Cost of sales improvements are expected to result from reducing product development cycle times, optimizing material yields, consolidating our factory base, and continuing to move product manufacturing outside of China. Further annualized SG&A expense savings are expected to result from lower corporate infrastructure costs, process improvement efficiencies, and reduced unallocated indirect spend.

The annualized cost of sales improvements are expected to impact each of the reportable operating segments in an amount that is generally proportionate to the net sales generated by that reportable operating segment, as a percentage of our total net sales. As of June 30, 2018, we have achieved approximately 90% of the expected annualized cost of sales improvements. The remaining additional annualized costs of sales improvements and SG&A expense savings are expected to be realized by March 31, 2020.

We expect the approximately $150,000 of total anticipated gross annualized cost savings will result in approximately $100,000 of net annualized operating profit improvement by March 31, 2020, after reinvestment in marketing and other growth-driving initiatives. However, both the amount and timing of the actual operating profit improvements we may achieve as a result of these transformation initiatives are uncertain and are based on numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit. Actual SG&A expense savings realized during the three months ended June 30, 2018 were offset by increases in variable employee, marketing and warehousing costs, driven by higher sales levels in the current period, as well as foreign currency-related losses.

Stock Repurchase Programs. In October 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Combined with the remaining approved amount from the previously-announced stock repurchase program of $65,294, we had the authority to repurchase up to an aggregate of $400,294 of our common stock at that time. As of June 30, 2018, the aggregate remaining approved amount is $240,607. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Cash Repatriation. As a result of the enacted Tax Reform Act on December 22, 2017, our accumulated foreign earnings as of December 31, 2017 were subject to a one-time mandatory deemed repatriation tax in transition to a territorial tax regime. In response to the new legislation, we repatriated $250,000 of cash and cash equivalents during the fourth quarter of the fiscal year ended March 31, 2018. For further details on the impacts of the Tax Reform Act during the fiscal year ended March 31, 2018, refer to our 2018 Annual Report. We continue to evaluate our cash repatriation strategy and we anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations.

Trends Impacting our Overall Business

Our business and the industry in which we operate continue to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are unpredictable and beyond our control. To address seasonality, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, and the active lifestyle products of the HOKA brand. Even though we continue to expand our product lines with the goal of creating more year-round styles for our brands to drive sales and offset the impact of weather conditions, the effect of favorable or unfavorable weather on our aggregate sales and operating results may continue to be significant.

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

•
In light of the shift in consumer shopping behavior, we are seeking to optimize our brick and mortar retail footprint. In pursuing retail store closures, we have been impacted by costs related to lease terminations, retail store fixed asset impairments, severance costs, and other closure costs. However, we currently do not anticipate incurring material incremental retail store closure costs, primarily because remaining store closures are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores.

•
We expect our E-Commerce business will continue to be a driver of long-term growth, although we expect the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•	Beginning in fall 2018, we will be implementing an allocation and segmentation distribution strategy for the UGG brand's Classics franchise in the US wholesale channel.

•
We believe consumers are buying product closer to the particular wearing occasion ("buy now, wear now"), which tends to shorten the purchasing windows for weather-dependent product. Not only does this trend impact our DTC business, we believe it is also impacting the purchasing behavior of our large wholesale customers. In particular, these customers appear to be shortening their purchasing windows to address the evolving behavior of retail consumers and to manage their own product-related inventories.

•
Foreign currency exchange rate fluctuations have the potential to cause variations in our operating results. While we seek to hedge some of the risks associated with foreign currency exchange rate fluctuations, these changes are largely outside of our control. We expect these changes will continue to impact the future purchasing patterns of our customers, as well as our operating results.

Segment Overview

We perform an annual assessment of the appropriateness of our reportable operating segments during the third quarter of our fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to our other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and our increased investment in, the wholesale operations of the HOKA brand. As a result, we added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

Our six reportable operating segments now include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the CODM, who is our Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

UGG Brand. The UGG brand is one of the most iconic and recognized brands in our industry which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that attracts women, men, and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to consistently delivering quality and luxuriously comfortable footwear, apparel, and accessories.

•
Diversification of our product lines, including women's spring and summer, men's, and lifestyle offerings. Our strategy of product diversification aims to decrease our reliance on sheepskin and mitigate the impacts of seasonality.

•	Continued enhancement of our Omni-Channel and digital marketing capabilities to enable us to better engage existing and prospective consumers and expose them to our brands.

HOKA Brand. The HOKA brand is a line of running footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight, designed for runners of all capacities. The HOKA brand is quickly becoming a top brand in the domestic run specialty channel and has received strong word-of-mouth marketing that has fueled both domestic and international sales growth.

Teva Brand. The Teva brand pioneered the sport sandal category in 1984, is a leader within the sport sandal and modern outdoor lifestyle categories by fueling the expression of freedom.

Sanuk Brand. The Sanuk brand originated in Southern California surf culture and has emerged into a brand with a presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand's identity.

Other Brands. Primarily consist of the Koolaburra brand, a casual footwear fashion line using sheepskin and other plush materials, sold primarily through our wholesale channel and intended to complement our UGG brand offering, as well as other discontinued brands in the prior period presented.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe our retail stores and websites are intertwined and interdependent. We believe many consumers interact with both our brick and mortar stores and our websites before making purchasing decisions.

Our retail store fleet is made up of UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At June 30, 2018, we had a total of 160 retail stores worldwide, which includes 93 concept stores and 67 outlet stores. During the three months ended June 30, 2018, we opened one and closed six concept stores, including conversions of Company-owned concept stores to partner retail stores. Management continues to target an overall reduction in our worldwide retail store count, as discussed above. Included in the total count of retail stores worldwide are concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain international markets, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of worldwide Company-owned retail stores. When a partner retail store is opened or a store is converted into a partner retail store, the store becomes wholly-owned and operated by third parties and related sales are recorded in our UGG brand or Sanuk brand wholesale reportable operating segments.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of June 30, 2018, we operated our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with US GAAP. In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control.

Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates or to other financial measures presented in accordance with US GAAP.

We report comparable DTC sales on a constant currency basis for combined retail stores that were open throughout the current and prior reporting period, as well as components of our E-Commerce business. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other retailers.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$250,594	100.0%	$209,717	100.0%	$40,877	19.5%
Cost of sales	135,629	54.1	119,092	56.8	(16,537)	(13.9)
Gross profit	114,965	45.9	90,625	43.2	24,340	26.9
Selling, general and administrative expenses	154,379	61.6	146,881	70.0	(7,498)	(5.1)
Loss from operations	(39,414)	(15.7)	(56,256)	(26.8)	16,842	29.9
Other (income) expense, net	(363)	(0.1)	331	0.2	694	209.7
Loss before income taxes	(39,051)	(15.6)	(56,587)	(27.0)	17,536	31.0
Income tax benefit	(8,644)	(3.5)	(14,466)	(6.9)	(5,822)	(40.2)
Net loss	$(30,407)	(12.1)%	$(42,121)	(20.1)%	$11,714	27.8%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$141,707	$120,714	$20,993	17.4%
International	108,887	89,003	19,884	22.3
Total	$250,594	$209,717	$40,877	19.5%

Net sales by brand and channel
UGG brand
Wholesale	$81,353	$63,273	$18,080	28.6%
Direct-to-Consumer	55,118	51,459	3,659	7.1
Total	136,471	114,732	21,739	18.9
HOKA brand
Wholesale	39,954	26,538	13,416	50.6
Direct-to-Consumer	7,050	4,170	2,880	69.1
Total	47,004	30,708	16,296	53.1
Teva brand
Wholesale	33,196	32,123	1,073	3.3
Direct-to-Consumer	6,805	5,539	1,266	22.9
Total	40,001	37,662	2,339	6.2
Sanuk brand
Wholesale	20,503	22,220	(1,717)	(7.7)
Direct-to-Consumer	3,935	3,955	(20)	(0.5)
Total	24,438	26,175	(1,737)	(6.6)
Other brands
Wholesale	2,637	427	2,210	517.6
Direct-to-Consumer	43	13	30	230.8
Total	2,680	440	2,240	509.1
Total	$250,594	$209,717	$40,877	19.5%

Total Wholesale	$177,643	$144,581	$33,062	22.9%
Total Direct-to-Consumer	72,951	65,136	7,815	12.0
Total	$250,594	$209,717	$40,877	19.5%

Consolidated net sales increased largely due to higher UGG and HOKA brand total sales. During the three months ended June 30, 2018, we experienced an increase in total volume of pairs sold of 11.8% to 5,700 compared to 5,100 during the prior period. On a constant currency basis, net sales increased 17.6% during the three months ended June 30, 2018 compared to the prior period.

Wholesale net sales of our UGG brand increased due to a higher volume of pairs sold driven primarily by higher reorders and sell-through of our spring and summer product lines compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 26.7% during the three months ended June 30, 2018 compared to the prior period.

Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold driven by its continued global growth, as well as sales generated by new product launches compared to the prior period.

Wholesale net sales of our Teva brand increased primarily due to a higher weighted average selling price per pair (WASPP) driven by changes in product mix and fewer closeout sales.

Wholesale net sales of our Sanuk brand decreased due to a lower volume of pairs sold primarily driven by lower performance in the US surf specialty channel and lower international sales in connection with our strategic focus on US markets for this brand.

Wholesale net sales of our Other brands increased due to a higher volume of pairs sold and an increase in WASPP.

DTC net sales increased 12.0% compared to the prior period, largely driven by growth in our E-Commerce business primarily due to a higher volume of pairs sold for the UGG, HOKA, and Teva brands. On a constant currency basis, DTC net sales increased 9.1% during the three months ended June 30, 2018 compared to the prior period.

Comparable DTC net sales for the 13 weeks ended July 1, 2018 increased 6.2% on a constant currency basis compared to the same period during fiscal year 2018. The increase in comparable DTC net sales was largely due to growth in our E-Commerce business for the UGG and HOKA brands.
International sales, which are included in the reportable operating segment sales presented above, increased by 22.3% compared to the prior period. International sales represented 43.5% and 42.4% of total net sales for the three months ended June 30, 2018 and 2017, respectively. The increase in international sales was primarily due to higher sales for the UGG and HOKA brands in Asia, Europe, and Latin America. On a constant currency basis, international sales increased 17.5% during the three months ended June 30, 2018 compared to the prior period.
Gross Profit. Gross margin was 45.9% for the three months ended June 30, 2018, compared to 43.2% for the three months ended June 30, 2017, primarily driven by favorable foreign currency exchange rate fluctuations, improved full-price selling compared to the prior period, and lower input costs as we execute our supply chain initiatives as part of our operating profit improvement plan.

Selling, General and Administrative Expenses. The net increase in SG&A expenses during the three months ended June 30, 2018, compared to the prior period, was primarily as a result of:

•
increased compensation costs of approximately $5,400, primarily due to higher long-term incentive compensation, costs related to our in-house converted sales team, as well as a higher global headcount;

•	increased advertising, promotion, and other operating expenses of approximately $3,600, primarily due to higher international variable sales-related expenses;

•	increased foreign currency-related losses of approximately $2,600 driven by unfavorable foreign currency exchange rates for European and Asian currencies;

•
increased warehouse-related expenses of approximately $1,800, primarily due to costs associated with a new North American third-party logistic provider, and higher warehouse costs in Europe in the current period which are variable based upon the increase in regional sales;

•
decreased professional and consulting service costs of approximately $2,700, primarily due to lower restructuring charges related to corporate reorganization costs and lower strategic alternative and proxy-related legal costs;

•	decreased bad debt expense of approximately $2,500, primarily due to improved customer collections; and

•	decreased impairment and depreciation charges of approximately $1,100, primarily due to lower retail store related impairments and closure costs.

Loss from Operations. The following table summarizes income (loss) from operations by reportable operating segment:

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$5,869	$(1,021)	$6,890	674.8%
HOKA brand wholesale	5,728	1,259	4,469	355.0
Teva brand wholesale	8,064	4,943	3,121	63.1
Sanuk brand wholesale	4,200	4,417	(217)	(4.9)
Other brands wholesale	350	(233)	583	250.2
Direct-to-Consumer	(7,424)	(12,102)	4,678	38.7
Unallocated overhead costs	(56,201)	(53,519)	(2,682)	(5.0)
Total	$(39,414)	$(56,256)	$16,842	29.9%

The decrease in total loss from operations during the three months ended June 30, 2018, compared to the prior period, was primarily driven by higher sales at higher gross margins, partially offset by higher overall SG&A expenses primarily due to higher variable selling and marketing costs, unfavorable foreign currency exchange rate fluctuations, and warehouse-related expenses.

The increase in income from operations of UGG brand wholesale was due to higher sales at higher gross margins, partially offset by higher variable selling and marketing costs.

The increase in income from operations of HOKA brand wholesale was due to higher sales at higher gross margins, partially offset by higher variable selling and marketing costs.

The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

The slight decrease in income from operations of Sanuk brand wholesale was due to lower sales, partially offset by higher gross margins.

The slight increase in income from operations of Other brands wholesale was due to higher sales at higher gross margins, offset by higher variable selling and marketing costs.

The decrease in loss from operations of DTC was primarily due to higher sales at higher gross margins, partially offset by higher variable selling costs.

The increase in unallocated overhead costs was primarily due to unfavorable foreign currency exchange rate fluctuations for European currencies, higher long-term incentive compensation, as well as higher variable warehouse-related expenses driven by higher sales.

Other (Income) Expense, Net. The decrease in other (income) expense, net, during the three months ended June 30, 2018, compared to the prior period, was primarily due to an increase in interest income driven by higher average cash and cash equivalent balances, as well as an increase in interest rates for our liquid investments.

Income Taxes. Income tax benefit and our effective income tax rate are as follows:

	Three Months Ended June 30,
	2018	2017
Income tax benefit	$(8,644)	$(14,466)
Effective income tax rate	22.1%	25.6%

The change in the effective income tax rate was due to the impacts of the enactment of the Tax Reform Act on December 22, 2017, as well as a change in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2019. Although the Tax Reform Act reduced the US federal income tax rate from 35.0% to 21.0%, our foreign earnings are now subject to US taxation as they are considered global intangible low-

taxed income (GILTI). The federal and state taxes on GILTI exceeded the benefit of the US federal tax rate reduction. For further details on the impacts of the Tax Reform Act, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report.

Foreign loss before income taxes was $3,104 and $3,598 and worldwide loss before income taxes was $39,051 and $56,587 during the three months ended June 30, 2018 and 2017, respectively. The increase in foreign loss before income taxes, as a percentage of worldwide loss before income taxes, was primarily due to higher foreign sales and gross margin improvement, offset by higher foreign operating expenses relative to worldwide operating expenses compared to the prior period.

For the three months ended June 30, 2018 and 2017, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. As of June 30, 2018, we had approximately $206,431 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We have not recognized the one-time mandatory deemed repatriation tax with respect to a small portion of our unremitted earnings of non-US subsidiaries, as a result of which such earnings are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon repatriation by means of the remittance of taxable dividends or upon the sale or liquidation of these subsidiaries.

We expect our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our retail store and fleet optimization, the impact of our cost savings initiatives, the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business, will result in increases in foreign income or loss before income taxes both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes.

Net Loss. Net loss decreased during the three months ended June 30, 2018, compared to the prior period, primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net loss per share decreased due to lower net loss combined with lower weighted average common shares outstanding compared to the prior period.

Other Comprehensive Loss. Other comprehensive loss decreased during the three months ended June 30, 2018, compared to the prior period, primarily due to higher foreign currency exchange rate hedge gains, offset by higher foreign currency translation losses driven by changes in our net asset position and European and Asian foreign currency exchange rates.

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities, as needed. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivables. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year. The seasonality of our business also requires us to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. We believe our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

We repatriated $250,000 of cash and cash equivalents during the fiscal year ended March 31, 2018. As of June 30, 2018, we had approximately $206,431 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations.

We continue to evaluate our capital allocation strategy and consider further opportunities to put global cash to use in a way that will profitably grow our business and drive stockholder value, including by repurchasing our stock. Our Board of Directors has authorized stock repurchase programs pursuant to which we have the authority to repurchase up to an aggregate of $400,294 of our common stock. As of June 30, 2018, the aggregate remaining approved amount under these programs is $240,607. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Our cash repatriation strategy, and by extension, our liquidity, may be impacted by a number of additional considerations, which include clarifications of or changes to the Tax Reform Act, including the issuance of final regulations, timing and amount of any additional tax liabilities relating to the Tax Reform Act, additional accounting or regulatory guidance, our ongoing analysis, which may result in changes to various assumptions underlying the estimates, and our actual earnings for current and future fiscal periods. Our liquidity may be further impacted by additional factors, including our operating results, brand perception, unexpected weather conditions, our ability to respond to changes in consumer preferences, collect our receivables in a timely manner and effectively manage our inventories. Furthermore, we may require additional cash resources due to changing business conditions, economic recession, changes in share repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any acquisitions.

If our existing sources of liquidity are insufficient to satisfy our working capital requirements, we may seek to borrow under our existing borrowing arrangements, seek new borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations that could result in operating and financial covenants that would restrict our operations and could further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Capital Resources

Domestic Credit Facility. Our Domestic Credit Facility is a five-year, $400,000 secured revolving credit facility which matures on November 13, 2019. As of June 30, 2018 and through August 3, 2018, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Domestic Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $45,313, and is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. As of June 30, 2018 and through August 3, 2018, we had no outstanding balance and available borrowings of $45,313 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,669, for a maximum term of six months for each draw on the facility. Our Japan Credit Facility renews annually, and is guaranteed by us. We have renewed our Japan Credit Facility through January 31, 2019 under the terms of the original agreement. As of June 30, 2018 and through August 3, 2018, we had no outstanding balance and available borrowings of $49,669 under our Japan Credit Facility.

Mortgage. As of June 30, 2018, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $31,943. The loan will mature and require a balloon payment in the amount of $23,700, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of June 30, 2018, we were in compliance with all debt covenants under our various revolving credit facilities and our mortgage, discussed above.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our revolving credit facilities and our mortgage.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended June 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net cash provided by (used in) operating activities	$8,073	$(7,348)	$15,421	209.9%
Net cash used in investing activities	(7,239)	(3,835)	(3,404)	(88.8)
Net cash used in financing activities	(10,638)	(1,026)	(9,612)	(936.8)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments and changes in working capital.

The increase in net cash provided by operating activities during the three months ended June 30, 2018, compared to the prior period, was primarily due to a $6,074 net positive change in operating assets and liabilities, as well as the net change in net loss after non-cash adjustments of $9,347. Operating assets and liabilities provided net positive operating cash flows primarily due to an increase in trade payables and accrued expenses of $43,065, driven by the timing of payments and lower accounts payable turnover which is part of our supply chain strategy, offset by higher trade accounts receivable of $34,793 driven by higher sales.

Wholesale channel trade accounts receivable turnover increased to 6.6 times during the three months ended June 30, 2018, compared to 6.5 times during the prior period, due to higher wholesale sales, partially offset by the impact of higher average accounts receivable balances. Inventory turnover increased to 2.3 times during the three months ended June 30, 2018, compared to 2.2 times during the prior period, due to lower average inventory levels and increased costs of sales.

Investing Activities. The increase in net cash used in investing activities during the three months ended June 30, 2018, compared to the prior period, was due to higher capital expenditures for property and equipment primarily driven by higher expenditures on warehouse build-out costs associated with the expansion of our warehouse and distribution center located in Moreno Valley, California, and showroom build-out costs, partially offset by lower capital expenditures for retail store build-out costs and IT infrastructure improvement and hardware costs.

For the remainder of the fiscal year ending March 31, 2019, we estimate capital expenditures will range from approximately $28,000 to $33,000. We anticipate these expenditures will primarily relate to the build-out of our offices and global warehouse and distribution facilities, and IT infrastructure and system improvement costs, as well as fixtures and upgrade costs for certain retail stores in Europe and Asia. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility build-outs, as well as unforeseen needs to replace existing assets, and the timing of other anticipated and unanticipated expenditures.

Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2018, compared to the prior period, was primarily due to stock repurchases.

Refer to Note 8, "Stockholders' Equity," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our stock repurchase programs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended June 30, 2018, there were no material changes to the obligations reported in our 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product or sheepskin, future capital expenditures, commitments under service contracts or requirements to pay promotional expenses, or (3) legal proceedings and claims, other than those that occurred in the ordinary course of business.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates.

There have been no material changes to our critical accounting policies, since those reported in our 2018 Annual Report, with the exception of the adoption of the new revenue standard. In May 2014, the FASB issued the new revenue standard, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and replaces most existing revenue recognition guidance under US GAAP. We adopted this ASU and all related amendments for all contracts not yet completed as of April 1, 2018, using the modified retrospective transition method. This method requires a cumulative effect adjustment to be made to opening retained earnings on adoption to reflect the impact of initially applying the new revenue standard. Prior to adoption, we deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, we elected the practical expedient allowed under the new revenue standard to define shipping and handling costs as a fulfillment service, not a performance obligation. Accordingly, we will now recognize revenue for these arrangements at shipment rather than delivery and, as a result, on adoption of the new revenue standard we recorded a cumulative effect adjustment for a net after-tax increase to opening retained earnings of approximately $1,000 in the condensed consolidated balance sheets. The comparative condensed consolidated financial statements have not been adjusted for the adoption of this ASU and continue to be reported under historical US GAAP.

In our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, refer to the section entitled "Recent Accounting Pronouncements" within Note 1, "General," for further information on the impact of our adoption of the new revenue standard on our condensed consolidated financial statements, and to Note 2, "Revenue Recognition," for expanded disclosures regarding our change in accounting policy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. While there have historically been significant changes in the price of sheepskin, the price of sheepskin has stabilized in recent years. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our condensed consolidated balance sheets. In the event of significant commodity price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

Foreign Currency Exchange Rate Risk

We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. We hedge certain foreign currency exchange rate risk from existing assets and liabilities. Other than changes in the amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. There has been recent increased volatility with respect to the exchange rates between the US dollar and both British Pounds and Euros. This increased volatility may be due in part to tax, importation and other policies being contemplated by the US government, the withdrawal by the United Kingdom from the European Union (commonly referred to as "Brexit") and other global economic and political issues. We do not know whether this level of volatility will increase or decrease in the future. At August 3, 2018, we are not aware of any factors that are expected to result in a material change in the general nature of our primary market risk exposure.

As of June 30, 2018, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $10,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to fluctuations, nor do they consider the effect such hypothetical fluctuations may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. Our foreign currency exchange rate risk arises as a result of our European and Asian operations. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of re-measuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from re-measuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We re-measure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currencies are their designated functional currencies, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates as of the end of the reporting period, which results in financial statement translation gains and losses recognized in other comprehensive loss. Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors.

Refer to Note 9, "Foreign Currency Exchange Rate Contracts and Hedging," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our foreign currency exchange rate forward contracts.

Interest Rate Risk

Our market risk exposure with respect to financial instruments is tied to changes in the prime rate, the federal funds effective rate, and LIBOR. Our Domestic Credit Facility provides, at our election, for interest on outstanding borrowings at interest rates tied to adjusted LIBOR or the ABR, and is variable based on our total adjusted leverage ratio each quarter. The ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. A hypothetical 1.0% increase in interest rates would have resulted in no aggregate change to interest expense as there were no outstanding borrowings under any of our revolving credit facilities during the three months ended June 30, 2018. Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our revolving credit facilities.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, to this Quarterly Report. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Koolaburra® by UGG (Koolaburra), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk) and UGGpureTM (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this section are the property of their respective owners. Solely for convenience, the trademarks and trade names herein are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share data.

Item 1. Legal Proceedings

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

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, operating results, financial condition, or cash flows. However, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information within this Quarterly Report, including in the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” of our unaudited condensed consolidated financial statements and accompanying notes thereto in Part I, Item 1, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10-K (2018 Annual Report), as well as in our other public filings with the Securities and Exchange Commission. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the quarter ended June 30, 2018, there were no material changes to the risks and uncertainties disclosed in our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. In October 2017, our Board of Directors authorized a new $335,000 stock repurchase program. Combined with the remaining approved amount from the previously-announced stock repurchase program of $65,294, we had the authority to repurchase up to an aggregate of $400,294 of our common stock at that time. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

During the three months ended June 30, 2018, we repurchased 85,792 shares for $10,000 at an average price of $116.56 per share. Since inception through June 30, 2018, we have repurchased an aggregate of 3,808,294 shares for $294,392 at an average price of $77.30 per share, leaving the aggregate remaining approved amount at $240,607.

Subsequent to June 30, 2018 through August 3, 2018, we repurchased 294,758 shares for $33,143 at an average price of $112.44 per share, resulting in repurchases since inception in the aggregate of 4,103,052 shares for $327,535 at an average price of $79.83 per share, leaving the aggregate remaining approved amount under our share repurchase programs at $207,464.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*#10.1	Form of Stock Unit Award Agreement under the 2015 Stock Incentive Plan (FY 2019 Performance-Based RSU Agreement)
*#10.2	Form of Stock Unit Award Agreement under the 2015 Stock Incentive Plan (FY 2019 Time-Based RSU Agreement)
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 9, 2018