Form 10-Q
period 2018-09-30
DECKERS OUTDOOR CORP
filed 2018-11-08
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2018

Commission File Number: 001-36436

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State of incorporation)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California 93117
(Address of principal executive offices)

(805) 967-7611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of the close of business on November 2, 2018, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 29,122,209.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2018

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2018 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of and costs associated with our restructuring and operating profit improvement plans;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to our brands and products;

•	the purchasing trends impacting the buying patterns of wholesale customers and retail consumers;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	expectations regarding and trends affecting our financial condition, operating results, capital expenditures, liquidity or cash flows;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	our plans to consolidate certain United States (US) distribution center operations;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	availability and cost of raw materials;

•	our strategies for managing our market risk exposure;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	completed and expected repatriation of earnings of non-US subsidiaries and any related foreign withholding taxes, as well as other related tax impacts;

•	potential impacts of our ongoing operational system upgrades;

•	commitments and contingencies, including purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

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

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	September 30, 2018	March 31, 2018
ASSETS	(UNAUDITED)
Current assets
Cash and cash equivalents	$182,192	$429,970
Trade accounts receivable, net of allowances ($14,019 and $33,462 as of September 30, 2018 and March 31, 2018, respectively)	321,784	143,704
Inventories, net of reserves ($8,136 and $9,020 as of September 30, 2018 and March 31, 2018, respectively)	514,927	299,602
Prepaid expenses	21,160	17,639
Other current assets	36,671	17,599
Income tax receivable	1,731	2,176
Total current assets	1,078,465	910,690

Property and equipment, net of accumulated depreciation ($219,969 and $210,763 as of September 30, 2018 and March 31, 2018, respectively)	215,720	220,162
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($68,755 and $66,065 as of September 30, 2018 and March 31, 2018, respectively)	54,356	57,850
Deferred tax assets, net	38,878	38,381
Other assets	22,559	23,306
Total assets	$1,423,968	$1,264,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$71,473	$578
Trade accounts payable	277,577	93,939
Accrued payroll	31,692	55,695
Other accrued expenses	42,887	24,446
Income taxes payable	14,283	11,006
Value added tax payable	10,305	3,502
Total current liabilities	448,217	189,166

Mortgage payable	31,210	31,504
Income tax liability	62,053	64,735
Deferred rent obligations	20,505	22,499
Other long-term liabilities	15,196	15,696
Total long-term liabilities	128,964	134,434

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 29,371 and 30,447 as of September 30, 2018 and March 31, 2018, respectively)	294	304
Additional paid-in capital	171,094	167,587
Retained earnings	695,580	785,871
Accumulated other comprehensive loss	(20,181)	(12,983)
Total stockholders' equity	846,787	940,779
Total liabilities and stockholders' equity	$1,423,968	$1,264,379

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$501,913	$482,460	$752,507	$692,177
Cost of sales	250,026	257,343	385,655	376,435
Gross profit	251,887	225,117	366,852	315,742
Selling, general and administrative expenses	161,475	157,762	315,854	304,643
Income from operations	90,412	67,355	50,998	11,099

Interest income	(814)	(509)	(2,400)	(961)
Interest expense	1,640	1,531	2,874	2,538
Other (income) expense, net	(189)	12	(200)	(212)
Total other expense, net	637	1,034	274	1,365
Income before income taxes	89,775	66,321	50,724	9,734
Income tax expense	15,403	16,762	6,759	2,296
Net income	74,372	49,559	43,965	7,438
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges	(1,197)	(911)	4,126	(4,683)
Foreign currency translation (loss) gain	(3,861)	2,968	(11,324)	4,518
Total other comprehensive (loss) income	(5,058)	2,057	(7,198)	(165)
Comprehensive income	$69,314	$51,616	$36,767	$7,273

Net income per share
Basic	$2.49	$1.55	$1.46	$0.23
Diluted	$2.48	$1.54	$1.45	$0.23
Weighted-average common shares outstanding
Basic	29,849	32,015	30,134	32,003
Diluted	30,028	32,272	30,327	32,256

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	Six Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$43,965	$7,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	22,134	24,453
Loss on extinguishment of debt	445	—
Bad debt expense	2,394	4,678
Deferred tax benefit	(2,029)	(3,449)
Stock-based compensation	7,362	6,798
Employee stock purchase plan	90	68
Excess tax benefits from stock compensation	1,336	76
(Gain) loss on sale of assets	(94)	273
Impairment of intangible and other long-lived assets	—	393
Restructuring charges	295	1,518
Changes in operating assets and liabilities:
Trade accounts receivable, net	(158,883)	(152,607)
Inventories, net	(227,257)	(256,709)
Prepaid expenses and other current assets	(4,965)	(2,096)
Income tax receivable	445	16,999
Other assets	1,722	(667)
Trade accounts payable	183,638	148,894
Accrued expenses	(28,120)	11,132
Income taxes payable	(540)	5,208
Long-term liabilities	(2,675)	4,810
Net cash used in operating activities	(160,737)	(182,790)

INVESTING ACTIVITIES
Purchases of property and equipment	(14,091)	(10,158)
Proceeds from sales of property and equipment, net	68	7
Net cash used in investing activities	(14,023)	(10,151)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	108,001	156,751
Repayments of short-term borrowings	(37,000)	(24,000)
Proceeds on issuance of stock for employee stock purchase plan	474	353
Cash paid for shares withheld for taxes	(4,589)	(1,871)
Cash paid for repurchases of common stock	(134,735)	—
Loan origination costs on short-term borrowings	(1,276)	—
Repayment of mortgage principal	(279)	(265)
Net cash (used in) provided by financing activities	(69,404)	130,968

Effect of foreign currency exchange rates on cash	(3,614)	795
Net change in cash and cash equivalents	(247,778)	(61,178)
Cash and cash equivalents at beginning of period	429,970	291,764
Cash and cash equivalents at end of period	$182,192	$230,586

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)
(continued)

	Six Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid (refunded) during the period
Income taxes, net of refunds and payments of $3,730 and $4,111, as of September 30, 2018 and 2017, respectively	$8,682	$(14,397)
Interest	2,272	1,607
Non-cash investing and financing activities
Accrued for purchases of property and equipment	2,968	2,757
Accrued for asset retirement obligations	70	540

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

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

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E‑Commerce websites. Independent third party contractors manufacture all of the Company's products. A significant part of the Company's business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to the variation in its results from quarter to quarter.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (the condensed consolidated financial statements) as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2018 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries necessary to fairly present the results of interim periods presented, but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 30, 2018 (2018 Annual Report).

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in the first quarter of fiscal year 2019, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

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

In connection with the restructuring plan, the Company has closed 43 retail stores as of September 30, 2018, including conversions to partner retail stores, and consolidated its brand operations and corporate headquarters. As of September 30, 2018, the Company incurred cumulative restructuring charges by applicable reportable operating segment as follows:

Cumulative Restructuring Charges

UGG brand wholesale	$2,238
Sanuk brand wholesale	3,068
Other brands wholesale	2,263
Direct-to-Consumer	23,454
Unallocated overhead costs	24,596
Total	$55,619

During the six months ended September 30, 2018 and 2017, the Company incurred restructuring charges of $295 and $1,518, respectively, which were recorded in selling, general and administrative (SG&A) expenses as unallocated overhead costs in the condensed consolidated statements of comprehensive income. Of the cumulative restructuring charges incurred through September 30, 2018, $4,549 remained accrued as of that date, with $2,220 recorded in other accrued expenses and $2,329 recorded between deferred rent obligations and other long-term liabilities, respectively, in the condensed consolidated balance sheets. The Company currently does not anticipate incurring material restructuring charges in future periods, although optimization of Company-owned retail stores remains a focus.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The remaining accrued liabilities for cumulative restructuring charges incurred to date under the Company's restructuring plan, were as follows:

	Lease Terminations	Other*	Total
Balance as of March 31, 2018	$3,645	$1,083	$4,728
Additional charges	295	—	295
Paid in cash	(474)	—	(474)
Balance as of September 30, 2018	$3,466	$1,083	$4,549

*Includes costs related to office consolidations and termination of contracts and services.

As a result of the implementation of the restructuring plan, the Company expects to realize additional annualized SG&A expense savings by March 31, 2020. Refer to the section entitled "Recent Developments," in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report for further information.

Recent Accounting Pronouncements

Recently Adopted. The Financial Accounting Standards Board (FASB) issued Accounting Standard Updates (ASUs) that have been adopted by the Company for its annual and interim reporting periods beginning April 1, 2018. The following is a summary of each standard and the impact to the Company:

Standard	Description	Impact on Adoption
ASU No. 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2017-13, and 2017-14)
Requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most existing revenue recognition guidance under US GAAP.

The FASB issued additional guidance which clarifies how to apply the implementation guidance related to principal versus agent considerations, how to identify performance obligations, as well as licensing implementation guidance.

The Company adopted this ASU (the new revenue standard) using the modified retrospective transition method.

Prior to adoption, the Company deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, the Company elected the practical expedient allowed under the new revenue standard to define shipping and handling costs as a fulfillment service, not a performance obligation. Accordingly, the Company will now recognize revenue for these arrangements upon shipment, rather than delivery. As a result, on adoption of this ASU, the Company recorded a cumulative effect adjustment net after tax increase to opening retained earnings of approximately $1,000 in its condensed consolidated balance sheets.

The Company historically recorded a trade accounts receivable allowance for sales returns (allowance for sales returns) related to its wholesale channel sales, and the cost of sales for the product-related inventory was recorded in inventories, net of reserves, in its condensed consolidated balance sheets. As of March 31, 2018, the Company recorded an allowance for sales returns for the wholesale channel of $20,848 and product-related inventory for all channels of $11,251 in its condensed consolidated balance sheets. As of June 30, 2018, and in connection with the adoption of the new revenue standard, the Company reclassified the allowance for sales returns for the wholesale channel of $9,816 to other accrued expenses and the product-related inventory for all channels of $4,819 to other current assets in its condensed consolidated balance sheets. For the DTC channel, the allowance for sales returns was recorded in other accrued expenses, which is consistent with the prior period presented. The comparative condensed consolidated financial statements have not been adjusted and continue to be reported under legacy US GAAP.

Refer to Note 2, "Revenue Recognition," for expanded disclosures regarding this change in accounting policy and refer to Note 12, "Reportable Operating Segments," for the Company's disaggregation of revenue by distribution channel and region.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Standard	Description	Impact on Adoption
ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments	Eliminates the diversity in practice related to the classification of certain cash receipts and payments.
The Company evaluated its business policies and processes around cash receipts and payments and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	Requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs.
The Company evaluated its business policies and processes around intra-entity transfers of assets, other than inventory, and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting
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

Not Yet Adopted. The FASB and SEC issued the following ASUs and disclosure updates that have not yet been adopted by the Company. The following is a summary of each new ASU or disclosure update, the planned period of adoption and the expected impact to the Company on adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal use software license. Requires companies to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.

Q3 FY 2019
The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures and does not expect a material impact. The Company will early adopt the requirements of this ASU on a prospective basis.

SEC Release No. 33-10532, Disclosure Update and Simplification
Amends certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP, or changes in the information environment.

Q3 FY 2019
The Company has completed an initial assessment of the effect that the adoption of this SEC update will have on its condensed consolidated financial statements and related disclosures, and currently expects to include its condensed consolidated statements of stockholders' equity in interim reporting and to simplify its disclosures in interim and annual reporting. The Company will adopt the requirements of this ASU on a prospective basis.

ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
Seeks to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities and to reduce the complexity of and simplify the application of hedge accounting. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness.
Q1 FY 2020
The Company has completed an initial assessment of the effect that the adoption of this SEC update will have on its condensed consolidated financial statements and related disclosures, and will eliminate effectiveness testing for its derivative contracts designated as cash flow hedges; however, this change is not expected to have a material impact.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2016-02, Leases (as amended by ASUs 2015-14, 2018-01, 2018-10 and 2018-11)
Requires a lessee to recognize a lease asset and lease liability in its consolidated balance sheets. A lessee should recognize a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term, and a liability to make lease payments.
Q1 FY 2020
The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures and expects a material impact. The result is expected to be a material increase in assets and liabilities due to the recognition of an ROU asset and corresponding lease liability, including for lease commitments that are currently classified as operating leases, such as retail stores, showrooms, offices, and distribution facilities. The classification and recognition of lease expense is not expected to materially change from legacy US GAAP. Further, the adoption of this ASU will result in expanded disclosures on existing and new lease commitments.
The Company expects to adopt this ASU on a prospective basis and elect the "package of practical expedients" allowed with adoption of this ASU, which provides a number of transition options, including (1) reassessment of prior conclusions about lease identification, classification and initial direct costs is not required; (2) the ability to elect a short-term lease recognition exemption for current and new vehicle, IT and office equipment leases that qualify to be excluded from the recognized ROU asset and related liability; and (3) separation of lease and non-lease components is not required.
The Company does not expect a significant change in its lease activities leading up to adoption of this ASU. Further, the Company has selected a software provider, has a project team in place and implementation is currently underway.

ASU No. 2017-04, Goodwill and Other: Simplifying the Test for Goodwill Impairment
Requires annual and interim goodwill impairment tests be performed by comparing the fair value of a reporting unit with its carrying amount, effectively eliminating step two of the goodwill impairment test under legacy US GAAP. The amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized as an impairment charge.
		Q1 FY 2021	The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		Q1 FY 2021	The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

Note 2. Revenue Recognition

Nature of Performance Obligations

Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue and measures the transaction price to be net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the condensed consolidated statements of comprehensive income. As a result of the short durations of the Company's customer contracts, which are typically

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

effective for one year or less and have payment terms that are generally 30-60 days, these arrangements are not considered to have a significant financing component.

Wholesale and international distributor revenue is recognized when products are shipped, as well as when delivered, depending on the contract terms. E-Commerce revenue is recognized upon shipment and at the point of sale for retail store transactions. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the condensed consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service and, for certain wholesale and all E-Commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment.

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

Allowance for Sales Discounts. The Company provides a trade accounts receivable allowance for term discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive income. This is consistent with the presentation of such amounts in the prior period. As of September 30, 2018 and March 31, 2018, the Company did not have a material trade accounts receivable allowance for sales discounts.

Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for known and unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive income. This is consistent with the presentation of such amounts in the prior period. As of September 30, 2018, the Company recorded a trade accounts receivable allowance for chargebacks of $6,888 compared to $7,727 as of March 31, 2018 in the condensed consolidated balance sheets.

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

Sales Returns. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit with a receipt. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return reserve are recorded against gross sales for the contract liability and cost of sales for the contract asset in the condensed consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The following table provides activity during the six months ended September 30, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance as of March 31, 2018	$11,251	$23,156
Change in estimate of sales returns, net of sales recognized	12,277	38,098
Actual returns	(14,650)	(40,538)
Balance as of September 30, 2018	$8,878	$20,716

Deferred Revenue. Revenue is deferred for certain wholesale channel transactions as the contract terms indicate control transfers upon product delivery or sell-through. As of September 30, 2018 and March 31, 2018, the Company did not have a material contract liability for deferred revenue.

Gift Cards. The Company defers recognition of revenue from the sale of gift cards until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote. As of September 30, 2018 and March 31, 2018, the Company's contract liability for gift cards was $3,020 and $3,105, respectively, and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the customer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of September 30, 2018 and March 31, 2018, the Company's contract liability for loyalty programs was $3,949 and $5,477, respectively, and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recognized as follows:

	September 30, 2018	March 31, 2018
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	52,412	53,216
Total gross carrying amount	107,657	108,461
Accumulated amortization	(68,755)	(66,065)
Net definite-lived intangible assets	38,902	42,396
Total	54,356	57,850
Total	$68,346	$71,840

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Amortization Expense

Aggregate amortization expense for amortizable intangible assets during the six months ended September 30, 2018 was $3,400 compared to $3,866 during the six months ended September 30, 2017. A reconciliation of the changes in total other intangible assets in the condensed consolidated balance sheets is as follows:

Balance as of March 31, 2018	$57,850
Amortization expense	(3,400)
Foreign currency exchange rate fluctuations, net	(94)
Balance as of September 30, 2018	$54,356

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
The inputs used to measure fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value as of the dates below are as follows:

	September 30, 2018	Measured Using
		Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,542	$7,542	$—	$—
Non-qualified deferred compensation liability	(5,378)	(5,378)	—	—
Designated Derivative Contracts asset	6,722	—	6,722	—
Non-Designated Derivative Contracts asset	747	—	747	—
Non-Designated Derivative Contracts liability	(20)	—	(20)	—

	March 31, 2018	Measured Using
		Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,172	$7,172	$—	$—
Non-qualified deferred compensation liability	(4,296)	(4,296)	—	—
Designated Derivative Contracts asset	950	—	950	—
Designated Derivative Contracts liability	(143)	—	(143)	—
Non-Designated Derivative Contracts liability	(10)	—	(10)	—

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established for the purpose of supporting the benefits payable under this program, with the assets invested in Company-owned life

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

insurance policies. As of September 30, 2018, the non-qualified deferred compensation asset of $7,542 was recorded in other assets in the condensed consolidated balance sheets. As of September 30, 2018, the non-qualified deferred compensation liability of $5,378 was recorded in the condensed consolidated balance sheets, with $1,505 in other accrued expenses and $3,873 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 9, "Derivative Instruments," for further information.

Note 5. Income Taxes

Changes in Tax Law

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act (Tax Reform Act) was enacted into law. The Tax Reform Act includes significant changes to United States (US) corporate income tax law, including a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%, limitations on the deductibility of interest expense and executive compensation, the transition of the US tax regime from a worldwide tax system to a territorial tax system, and provisions aimed at preventing base erosion of the US tax base. Further, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 provides a measurement period, which should not extend beyond one year from the enactment date, during which the Company may complete the accounting for the impacts of the Tax Reform Act under Accounting Standards Codification (ASC) Topic 740 (ASC 740). In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete.

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

During the six months ended September 30, 2018, the Company recorded an adjustment to previously recorded provisional estimates for a decrease of $480 to state income tax expense associated with the one-time mandatory deemed repatriation of accumulated foreign earnings. The adjustment was driven by the Company's ongoing analysis and interpretation of state income tax laws resulting from the Tax Reform Act.

The Tax Reform Act includes other provisions with effective dates for the Company on and after January 1, 2018. Provisions impacting the fiscal year ending March 31, 2019 include, but are not limited to, limiting deductibility of meals, entertainment, and executive compensation. Based on current facts and circumstances, the Company does not anticipate the impact of these provisions to be material. The Company continues to account for other changes that impact business-related income, exclusions, deductions, and credits that cannot yet be quantified based on existing accounting guidance and the provisions of the tax laws in effect immediately prior to the enactment of the Tax Reform Act. The Company continues to analyze the provisions of the Tax Reform Act to fully assess the anticipated impact on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Unrecognized Tax Benefits

During the six months ended September 30, 2018, the amount of gross unrecognized tax benefits and associated interest and penalties increased by $36 to $12,855. Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by approximately $2,488 related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $1,804 would result in an income tax benefit for the Company.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company refinanced in full and terminated its Second Amended and Restated Credit Agreement dated as of November 13, 2014, as amended (Prior Credit Agreement). The refinanced revolving credit facility agreement is with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and U.S. Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint bookrunners (the Credit Agreement). The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

In addition to allowing borrowings in US dollars, the Credit Agreement provides a $175,000 sublimit for borrowings in Euros, Sterling, Canadian dollars and any other foreign currency that is subsequently approved by JPMorgan, each lender and each bank issuing letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. However, none of the lenders has committed at this time to provide any such increase in the commitments.

The obligations of the Company and each other borrower under the Primary Credit Facility are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries). All obligations under the Primary Credit Facility and the foregoing guaranty are unsecured. Amounts borrowed under the Primary Credit Facility may be prepaid at any time. In addition, the Company has the right to permanently reduce or terminate the lenders' commitments provided under the Credit Agreement, subject to customary conditions.

Certain of the Company's foreign subsidiaries may also borrow under the Primary Credit Facility, which permits the Company, subject to customary conditions and notice periods, to designate one or more additional subsidiaries organized in foreign jurisdictions to borrow under the Primary Credit Facility, subject to the foreign currency sublimit noted above. The Company is liable for the obligations of each foreign borrower, but the obligations of the foreign borrowers are several (not joint) in nature.

Interest Terms. At the Company's election, interest under the Credit Agreement is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Revolving loans will initially bear interest at adjusted LIBOR plus 1.25% per annum, in the case of LIBOR borrowings, or at ABR plus 0.25% per annum. ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. The initial compliance certificate is due 45 days from the quarter ending September 30, 2018, and once delivered, interest for borrowings in US dollars will be variable and will fluctuate between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company's total adjusted leverage ratio. Borrowings made in foreign currencies will have interest based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of September 30, 2018, the US dollar LIBOR and ABR rates, with relevant spreads for ABR and LIBOR borrowings made this quarterly period, were 3.51% and 5.50%, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The Company will initially be required to pay fees of 0.15% per annum on the daily unused amount under the Primary Credit Facility. After the compliance certificate is delivered for the quarter ending September 30, 2018, the fee rate will fluctuate between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. On termination of the Prior Credit Agreement, the Company repaid $27,000 of borrowings made during the six months ended September 30, 2018 and had outstanding letters of credit of $549, which continued to be upheld under the Credit Agreement. During the six months ended September 30, 2018, the Company made $62,000 of borrowings and $10,000 of repayments under the Primary Credit Facility. As of September 30, 2018, the Company had an outstanding balance of $52,000 under the Primary Credit Facility and had outstanding letters of credit of $549. As of September 30, 2018, available borrowings under the Primary Credit Facility were $347,451.

Subsequent to September 30, 2018 through November 2, 2018, the Company borrowed $54,000 and made repayments of $12,000 under the Primary Credit Facility. At November 2, 2018, the Company had an outstanding balance of $94,000, outstanding letters of credit of $549, and available borrowings of $305,451 under the Primary Credit Facility.

Deferred Financing Costs. In connection with entering into the Primary Credit Facility, the Company paid certain commitment, arrangement and other fees to JPMorgan, Comerica and other parties to the Primary Credit Facility, and reimbursed certain of the parties’ expenses, which totaled approximately $1,300, and were recorded in prepaid expenses and other assets. These costs will be amortized on a straight-line basis over the term of the Primary Credit Facility. Deferred financing costs associated with the Prior Credit Agreement had a remaining unamortized balance in prepaid expenses of approximately $400, and, on the date of refinancing the Primary Credit Facility, were written off to interest expense during the quarterly period ended September 30, 2018.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $43,667, and to remove the sublimit of CNY 50,000, or $7,278, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $14,556.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate, which was 4.35%, and is multiplied by a variable liquidity factor. As of September 30, 2018, the effective interest rate was 4.57%.

During the six months ended September 30, 2018, the Company made borrowings of $18,881 and no repayments under the China Credit Facility. As of September 30, 2018, the Company had an outstanding balance of $18,881 and available borrowings of $24,786 under the China Credit Facility. Subsequent to September 30, 2018 through November 2, 2018, the Company made no additional borrowings or repayments, had an outstanding balance of $18,881, and available borrowings of approximately $24,786 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $48,365, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2019 under the terms of the original agreement. Interest is based on the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. As of September 30, 2018, TIBOR for three months was 0.06% and the effective interest rate was 0.46%.

During the six months ended September 30, 2018, the Company made no borrowings or repayments under the Japan Credit Facility. As of September 30, 2018, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $48,365. Subsequent to September 30, 2018 through November 2, 2018, the Company made no additional borrowings, had no outstanding balance, and available borrowings of approximately $48,365 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of September 30, 2018, the outstanding principal balance under the mortgage was $31,803, which includes $592 in short-term borrowings and $31,210 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of approximately $23,700, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

Under the Primary Credit Facility, the Company is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include: limitations on liens, additional indebtedness, investments, restricted payments and transactions with affiliates. Financial covenants (as defined in the Credit Agreement), include:

•	the total adjusted leverage ratio must not be greater than 3:75 to 1:00;

•
the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2:25 to 1:00; and

•	no limits on shares repurchases if the total adjusted leverage ratio does not exceed 3:50 to 1:00.

Under the Primary Credit Facility, the Company is also subject to other customary limitations as well as usual and customary events of default, which include: non-payment of principal, interest, fees and other amounts; breach of a representation or warranty; non-performance of covenants and obligations; default on other material debt; bankruptcy or insolvency; material judgments; incurrence of certain material ERISA liabilities; and a change of control of the Company (as defined in the Credit Agreement).

Subsequent to the quarter ending September 30, 2018, and in connection with entering into the Primary Credit Facility, the Company amended the debt covenants associated with its mortgage to mirror the debt covenants defined in the Credit Agreement.

As of September 30, 2018, the Company was in compliance with all debt covenants under the revolving credit facilities and the mortgage, discussed above.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of September 30, 2018. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts presented in the condensed consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Note 7. Commitments and Contingencies

During the six months ended September 30, 2018, there were no material changes to the obligations reported in the 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product or sheepskin, future capital expenditures, commitments under service contracts or requirements to pay promotional expenses, or (3) legal proceedings and claims, other than those that occurred in the ordinary course of business.

Note 8. Stock Compensation

The Company uses various types of stock-based compensation under the 2006 Equity Incentive Plan, as amended, and the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). Annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) are available to key employees and certain executive officers, and long-term incentive plan (LTIP) awards are available to certain officers, including named executive officers.

Annual Awards

The Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
	Shares Granted	Weighted-average grant date fair value	Shares Granted	Weighted-average grant date fair value
Annual RSUs	42,876	$114.42	59,235	$115.65
Annual PSUs	17,208	114.42	31,320	116.34
Total	60,084	$114.42	90,555	$115.89

These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The Annual RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter. As of September 30, 2018, the Company has determined that the achievement of the target performance criteria for the fiscal year ending March 31, 2019 Annual PSUs was probable.

The Company recorded aggregate stock compensation expense for the Annual RSUs and Annual PSUs, net of forfeitures, of $2,589 and $2,870 during the three months ended September 30, 2018 and 2017, respectively, and $4,819 and $4,702 during the six months ended September 30, 2018 and 2017, respectively, in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock compensation expense for Annual RSUs and Annual PSUs granted as of September 30, 2018, excluding estimated forfeitures, was $13,842. Subsequent to September 30, 2018 through November 2, 2018, the Company granted no Annual RSUs or Annual PSUs.

Long-Term Incentive Plan Options

During the three and six months ended September 30, 2018, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP. If the recipient provides continuous service, the LTIP NQSOs will vest if the Company achieves the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. Subsequent to September 30, 2018 through November 2, 2018, the Company granted no LTIP NQSOs.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The Company recorded aggregate stock compensation expense for outstanding LTIP NQSOs, net of forfeitures, of $914 and $924 during the three months ended September 30, 2018 and 2017, respectively, and $1,904 and $1,500 during the six months ended September 30, 2018 and 2017, respectively, in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock compensation expense for all LTIP NQSOs granted as of September 30, 2018, excluding estimated forfeitures, was $3,643.

Long-Term Incentive Plan Awards

In September 2018, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2019 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2019 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2021. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2019 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the measurement period, the vesting of each 2019 LTIP PSUs will be subject to adjustment based on the application of a relative total shareholder return (TSR) modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2018 and ending on the vesting date. A Monte- Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 36-month performance period.

Under the new program, the Company granted awards at the target performance level of 41,793 2019 LTIP PSUs during the three months ended September 30, 2018. The average grant date fair value of these 2019 LTIP PSUs was $120.24 per share. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria of these awards was probable as of the grant date, and therefore recorded stock compensation expense of approximately $59 in SG&A expenses during the three months ended September 30, 2018. Future unrecognized stock compensation expense at the target performance level for 2019 LTIP PSUs granted as of September 30, 2018, excluding estimated forfeitures, was $4,967.

Note 9. Derivative Instruments

The Company enters into foreign currency exchange rate forward contracts (derivative contracts), and certain of these contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts) and are subject to foreign currency exchange rate risk. These derivative contracts allow the Company to sell various foreign currencies in exchange for US dollars at specified contract rates, and are used to hedge forecasted sales over specific quarters. The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), which are generally entered into to offset the anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive loss within stockholders' equity, and are recognized in earnings in the condensed consolidated statements of comprehensive income during the period which approximates the time the corresponding third-party sales occur.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

As of September 30, 2018, the Company had the following derivative contracts recorded at fair value:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$86,015	$38,582	$124,597
Fair value recorded in other current assets	6,722	747	7,469
Fair value recorded in other accrued expenses	—	(20)	(20)

As of September 30, 2018, the Company's outstanding derivative contracts were held by an aggregate of five counterparties, all with various maturity dates within the next six months. Subsequent to September 30, 2018 through November 2, 2018, the Company did not enter into any Designated Derivative Contracts or Non-Designated Derivative Contracts.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) on derivative instruments (effective portion) recognized in other comprehensive (loss) income	$588	$(3,900)	$7,358	$(9,790)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into net sales (effective portion)	2,166	(2,283)	2,166	(2,283)
Amount of gain excluded from effectiveness testing recognized in SG&A expenses	634	439	1,480	772

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) on derivative instruments recognized in SG&A expenses	$250	$(1,065)	$737	$(2,668)

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. During the three and six months ended September 30, 2018, the Designated Derivative Contracts remained effective and that portion of any gain or loss was recognized in AOCL and reclassified into earnings in the same period or periods during which the transaction affected earnings. As of September 30, 2018, the amount of unrealized gains on derivative contracts recognized in AOCL are expected to be reclassified into income within the next nine months. Refer to Note 10, "Stockholders' Equity," for further information.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company has the authority to repurchase its common stock. The Company's stock repurchase programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company's discretion. Stock repurchase activity under these programs for the six months ended September 30, 2018 is as follows:

Average price paid per share	$117.03
Total number of shares repurchased*	1,151,260
Dollar value of shares repurchased	$134,735

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to September 30, 2018 through November 2, 2018, the Company repurchased 249,439 shares for $26,660 at an average price paid of $106.88 per share, resulting in repurchases since inception under the Company's stock repurchase programs, in the aggregate, of 5,123,201 shares for $445,788, at an average price paid of $87.01 per share, leaving the aggregate remaining approved amount at $89,212.

Retained Earnings

The following is a reconciliation of the change in the Company's retained earnings:

Balance as of March 31, 2018	$785,871
Net income	43,965
Repurchase of common stock*	(134,724)
Impact from adoption of ASUs, net of tax	468
Balance as of September 30, 2018	$695,580

*As of September 30, 2018, the remaining amount of 1,151,260 shares, at par value $0.01 per share, included in the total repurchase price of $134,735, was recorded in common stock in the condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, are as follows:

	September 30, 2018	March 31, 2018
Unrealized gain on cash flow hedges	$4,369	$243
Cumulative foreign currency translation loss	(24,550)	(13,226)
Total	$(20,181)	$(12,983)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Note 11. Net Income per Share

The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic	29,849,000	32,015,000	30,134,000	32,003,000
Dilutive effect of stock-based awards and options	179,000	257,000	193,000	253,000
Diluted	30,028,000	32,272,000	30,327,000	32,256,000

Excluded*
Annual RSUs and Annual PSUs	29,000	92,000	55,000	132,000
LTIP PSUs	84,000	269,000	84,000	269,000
LTIP NQSOs	377,000	397,000	377,000	397,000
Deferred Non-Employee Director Equity Awards	—	3,000	1,000	3,000

*The stock-based awards and options excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stock Compensation," for further information.

Note 12. Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in the first quarter of fiscal year 2019, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

The Company's six reportable operating segments now include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. The Other brands wholesale reportable operating segment consists of the Koolaburra brand and includes other discontinued brands in the prior periods presented. Information reported to the CODM, who is the Company's Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the aforementioned reportable operating segments. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance, primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the reportable operating segments include only those costs which are specifically related to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and directly related costs of employees and their respective expenses. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales
UGG brand wholesale	$319,589	$322,050	$400,942	$385,323
HOKA brand wholesale	43,561	35,699	83,515	62,237
Teva brand wholesale	15,878	16,494	49,074	48,617
Sanuk brand wholesale	10,933	12,087	31,436	34,307
Other brands wholesale	18,064	4,822	20,701	5,249
Direct-to-Consumer	93,888	91,308	166,839	156,444
Total	$501,913	$482,460	$752,507	$692,177

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from operations
UGG brand wholesale	$134,029	$117,218	$139,898	$116,197
HOKA brand wholesale	8,170	7,549	13,898	8,809
Teva brand wholesale	1,847	1,916	9,911	6,859
Sanuk brand wholesale	291	1,228	4,491	5,645
Other brands wholesale	5,287	494	5,637	260
Direct-to-Consumer	2,975	(3,403)	(4,449)	(15,505)
Unallocated overhead costs	(62,187)	(57,647)	(118,388)	(111,166)
Total	$90,412	$67,355	$50,998	$11,099

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	September 30, 2018	March 31, 2018
Assets
UGG brand wholesale	$661,623	$229,894
HOKA brand wholesale	71,919	65,943
Teva brand wholesale	46,021	85,980
Sanuk brand wholesale	52,646	79,322
Other brands wholesale	41,666	8,866
Direct-to-Consumer	103,741	112,355
Total assets from reportable operating segments	977,616	582,360
Unallocated cash and cash equivalents	182,192	429,970
Unallocated deferred tax assets	38,878	38,381
Unallocated other corporate assets	225,282	213,668
Total	$1,423,968	$1,264,379

Note 13. Concentration of Business

Regions and Customers

The Company sells its products throughout the US and to foreign customers, with concentrations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
International Net Sales	$190,320	$179,783	$299,207	$268,787
% of Net Sales	37.9%	37.3%	39.8%	38.8%
Net Sales in Foreign Currencies	$162,587	$160,195	$227,013	$209,427
% of Net Sales	32.4%	33.2%	30.2%	30.3%

For the three and six months ended September 30, 2018 and 2017, no single foreign country comprised 10.0% or more of the Company's total net sales.

The Company's five largest customers accounted for approximately 29.2% and 24.4% of worldwide sales for the three and six months ended September 30, 2018, respectively, compared to 32.1% and 26.8% for the three and six months ended September 30, 2017, respectively. No single customer comprised 10.0% or more of the Company's net sales during the three and six months ended September 30, 2018 compared to one customer that accounted for 10.0% of the Company's net sales during the three and six months ended September 30, 2017. At September 30, 2018, no single customer comprised 10.0% or more of the Company's net trade accounts receivable compared to two customers that made up 21.6% of the Company's net trade accounts receivable at March 31, 2018. Management performs regular evaluations concerning the ability of the Company's customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the United Kingdom (UK). Beginning in 2013, in an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpure, which is a wool woven into a durable backing, in some of its UGG brand products. The Company currently

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily from Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside of the Company's control. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences and changes in discretionary spending.

Long-Lived Assets

Long-lived assets, which consist of net property and equipment, was as follows:

	September 30, 2018	March 31, 2018
US	$199,192	$203,956
All other countries*	16,528	16,206
Total	$215,720	$220,162

*No single foreign country's net property and equipment comprised 10.0% or more of the Company's total net property and equipment as of September 30, 2018 and March 31, 2018.

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

Recent Developments

Restructuring Plan. In February 2016, we announced the implementation of a multi-year restructuring plan which is designed to realign our brands, optimize our retail store fleet, and consolidate our management and operations. As part of this restructuring plan, we realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the HOKA, Teva, and Sanuk brands. In general, the intent of our restructuring plan is to streamline brand operations, reduce overhead costs, create operating efficiencies, and improve collaboration across brands. Refer to our 2018 Annual Report for further information regarding our restructuring plan.

Management continues to target an overall reduction in our worldwide owned retail store count. Our decision to open or close retail store locations is evaluated based on the operating results of each store and our retail store fleet optimization strategies in line with our long-term objectives. In connection with our restructuring plan, we closed 43 retail stores as of September 30, 2018, including conversions to partner retail stores, and consolidated our brand operations and corporate headquarters.

As of September 30, 2018, we incurred cumulative restructuring charges by category, as follows:

Cumulative Restructuring Charges
Lease terminations	$18,282
Retail store fixed asset impairment	9,372
Severance costs	9,776
Software and office fixed asset impairment	6,987
Other*	11,202
Total	$55,619

*Includes costs related to office consolidations and termination of contracts and services.

During the six months ended September 30, 2018 and 2017, we incurred restructuring charges of $295 and $1,518, respectively, which were recorded in SG&A expenses as unallocated overhead costs in the condensed consolidated statements of comprehensive income. We currently do not anticipate incurring material restructuring charges in future periods, although optimization of our Company-owned retail stores remains a focus.

In connection with our restructuring plan, we expect to realize annualized SG&A expense savings in the condensed consolidated statements of comprehensive income totaling approximately $85,000 by March 31, 2020. As of September 30, 2018, we have realized approximately $61,000 of annualized SG&A expense savings from our restructuring plan.

The cumulative annualized SG&A expense savings by applicable reportable operating segment, realized as of September 30, 2018, were as follows:

Cumulative Annualized SG&A Expense Savings
UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	41,000
Unallocated overhead costs	17,000
Total	$61,000

We expect to achieve additional annualized SG&A expense savings from our restructuring plan, although the amount and timing of the actual savings are uncertain and are based on numerous factors, including, but not limited to, the timing of lease terminations and store closures, the actual costs associated with closing or converting stores, and the actual and estimated results of operations of each store.

Refer to Note 1, "General," under the section entitled "Restructuring" of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and our 2018 Annual Report for further information regarding our restructuring plan.

Operating Profit Improvement Plan. In addition to the annualized SG&A expense savings expected from the implementation of our restructuring plan as discussed above, we also expect our other transformation initiatives, announced in February 2017, will result in approximately $65,000 of annualized cost of sales improvements and SG&A expense savings, for a total anticipated gross annualized cost savings of approximately $150,000. As of September 30, 2018, we have achieved approximately 95% of the expected annualized cost of sales improvements. The remaining additional annualized costs of sales improvements and SG&A expense savings are expected to be realized by March 31, 2020.

We expect the approximately $150,000 of total anticipated gross annualized cost savings will result in approximately $100,000 of net annualized operating profit improvement by March 31, 2020, after reinvestment in marketing and other growth-driving initiatives. However, both the amount and timing of the actual operating profit improvements we may achieve as a result of our restructuring and transformation initiatives are uncertain and are based on numerous factors, including, but not limited to, the timing and success of certain production and inventory control improvements, the costs associated with improving and transitioning manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit. As compared to the same period last fiscal year, actual SG&A expense savings realized during the six months ended September 30, 2018, were offset by increases in variable sales expenses, due to higher sales as well as foreign currency-related fluctuations. Refer to our 2018 Annual Report for further information regarding our operating profit improvement plan.

Stock Repurchase Programs. In January 2015, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (2015 Repurchase Program). In October 2017, with $65,294 remaining available under the 2015 Repurchase Program, our Board of Directors authorized a new $335,000 stock repurchase program (2017 Repurchase Program). As of September 30, 2018, the aggregate remaining approved amount under the 2015 Repurchase Program and the 2017 Repurchase Program (Stock Repurchase Programs) was $115,872. Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds," in Part II, Item 2, within this Quarterly Report for further information on our Stock Repurchase Programs.

Cash Repatriation. As a result of the enacted Tax Reform Act on December 22, 2017, our accumulated foreign earnings as of December 31, 2017 were subject to a one-time mandatory deemed repatriation tax in transition to a territorial tax regime. In response to the new legislation, we repatriated $250,000 of cash and cash equivalents during the fourth quarter of the fiscal year ended March 31, 2018. We continue to evaluate our cash repatriation strategy and we anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations. For further details on the impacts of the Tax Reform Act during the fiscal year ended March 31, 2018, refer to our 2018 Annual Report and Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report. Refer to the section entitled "Liquidity and Capital Resources" within this Part I, Item 2 for further information on the impacts of the Tax Reform Act on our cash repatriation strategy.

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

•	Beginning in fall 2018, we are implementing an allocation and segmentation distribution strategy for the UGG brand's Classics franchise in the US wholesale channel.

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

Segment Overview

We perform an annual assessment of the appropriateness of our reportable operating segments during the third quarter of our fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during this period. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to our other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and our increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in the first quarter of fiscal year 2019, we added a sixth reportable operating segment to separately report the wholesale operations of the

HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

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

HOKA Brand. The HOKA brand is a premium line of performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight, designed for ultra-runners and athletes of all capacities. The HOKA brand is quickly becoming a top brand in the domestic run specialty channel and has received strong word-of-mouth marketing that has fueled both domestic and international sales growth.

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

Other Brands. Consists of the Koolaburra brand, a casual footwear fashion line using sheepskin and other plush materials, sold through our wholesale channel and intended to complement our UGG brand offering, as well as other discontinued brands in the prior period presented.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites. As a result of our evolving Omni-Channel strategy, we believe our retail stores and websites are intertwined and interdependent. We believe many consumers interact with both our brick and mortar stores and our websites before making purchasing decisions.

Our retail store fleet is made up of UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At September 30, 2018, we had a total of 154 retail stores worldwide, which includes 88 concept stores and 66 outlet stores. During the six months ended September 30, 2018, we opened one concept store, closed one outlet store, and closed 11 concept stores, including conversions of Company-owned concept stores to partner retail stores. Included in the total count of retail stores worldwide are concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain international markets, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of worldwide Company-owned retail stores. When a partner retail store is opened or a store is converted into a partner retail store, the store becomes wholly-owned and operated by third parties and related sales are recorded in our UGG brand or Sanuk brand wholesale reportable operating segments.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2018, we operated our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$501,913	100.0%	$482,460	100.0%	$19,453	4.0%
Cost of sales	250,026	49.8	257,343	53.3	7,317	2.8
Gross profit	251,887	50.2	225,117	46.7	26,770	11.9
Selling, general and administrative expenses	161,475	32.2	157,762	32.7	(3,713)	(2.4)
Income from operations	90,412	18.0	67,355	14.0	23,057	34.2
Other expense, net	637	0.1	1,034	0.2	397	38.4
Income before income taxes	89,775	17.9	66,321	13.8	23,454	35.4
Income tax expense	15,403	3.1	16,762	3.5	1,359	8.1
Net income	$74,372	14.8%	$49,559	10.3%	$24,813	50.1%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$311,593	$302,677	$8,916	2.9%
International	190,320	179,783	10,537	5.9
Total	$501,913	$482,460	$19,453	4.0%

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by brand and channel
UGG brand
Wholesale	$319,589	$322,050	$(2,461)	(0.8)%
Direct-to-Consumer	76,745	78,317	(1,572)	(2.0)
Total	396,334	400,367	(4,033)	(1.0)
HOKA brand
Wholesale	43,561	35,699	7,862	22.0
Direct-to-Consumer	8,533	4,884	3,649	74.7
Total	52,094	40,583	11,511	28.4
Teva brand
Wholesale	15,878	16,494	(616)	(3.7)
Direct-to-Consumer	5,671	4,933	738	15.0
Total	21,549	21,427	122	0.6
Sanuk brand
Wholesale	10,933	12,087	(1,154)	(9.5)
Direct-to-Consumer	2,863	3,136	(273)	(8.7)
Total	13,796	15,223	(1,427)	(9.4)
Other brands
Wholesale	18,064	4,822	13,242	274.6
Direct-to-Consumer	76	38	38	100.0
Total	18,140	4,860	13,280	273.3
Total	$501,913	$482,460	$19,453	4.0%

Total Wholesale	$408,025	$391,152	$16,873	4.3%
Total Direct-to-Consumer	93,888	91,308	2,580	2.8
Total	$501,913	$482,460	$19,453	4.0%

Consolidated net sales increased due to higher HOKA and Other brand wholesale sales, as well as total DTC sales, partially offset by lower UGG and Sanuk brand wholesale sales. Further, we experienced an increase in total volume of pairs sold of 14.1% to 8,900 compared to 7,800 during the prior period. On a constant currency basis, net sales increased 3.3% compared to the prior period. Drivers for significant changes in net sales are as follows:

•
Wholesale net sales of our UGG brand decreased due to a lower weighted-average price per pair (WASPP), primarily driven by a shift in product mix related to our UGG Classics allocation and product segmentation strategy as well as a higher volume of closeouts, mostly offset by a higher volume of pairs sold, compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand decreased 1.6% compared to the prior period.

•
Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold driven by its continued global growth, primarily in the US and Europe, as well as additional sales generated by updates to key franchises, as well as a higher WASPP driven by product mix and higher full-priced selling.

•	Wholesale net sales of our Teva brand decreased due to a lower WASPP, partially offset by a higher volume of pairs sold driven by changes in product mix.

•
Wholesale net sales of our Sanuk brand decreased due to a lower WASPP, primarily driven by lower performance in the domestic surf specialty channel, partially offset by a higher volume of pairs sold driven by higher closeouts.

•
Wholesale net sales of our Other brands increased due to a higher volume of pairs sold driven by continued growth in the US family value chain for the Koolaburra brand, partially offset by a decrease in WASPP due to product mix.

•
DTC net sales increased 2.8% due to a higher volume of pairs sold, primarily driven by the HOKA and UGG brands, partially offset by a lower WASPP due to product mix. Comparable DTC net sales for the 13 weeks ended September 30, 2018 increased 4.8% compared to the same period during fiscal year 2018. The increase in comparable DTC net sales was largely due to growth in our E-Commerce business for the UGG, HOKA, and Teva brands.

•
International sales, which are included in the reportable operating segment sales presented above, increased by 5.9% compared to the prior period. International sales represented 37.9% and 37.3% of total net sales for the three months ended September 30, 2018 and 2017, respectively. The increase was due to higher sales, primarily driven by the HOKA brand in Europe and Asia, as well as the UGG brand for the wholesale channel in Asia, Latin America, and Canada, partially offset by lower sales in Europe.

Gross Profit. Gross margin increased to 50.2% from 46.7% in the prior period due to lower air-freight costs for our domestic wholesale business, higher full-priced selling in our wholesale channel, lower input costs as we execute our supply chain initiatives as part of our operating profit improvement plan, and favorable foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily as a result of:

•	increased compensation costs of $3,641, primarily due to higher accruals for variable performance-based compensation and higher global headcount;

•	increased foreign currency-related losses of $1,978 driven by changes in foreign currency exchange rates for Canadian and Asian currencies; and

•	decreased impairment and depreciation charges of approximately $1,928, primarily due to lower retail store-related impairments and depreciation for retail store closures completed in prior periods.

Income from Operations. The following table summarizes income (loss) from operations by reportable operating segment:

	Three Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$134,029	$117,218	$16,811	14.3%
HOKA brand wholesale	8,170	7,549	621	8.2
Teva brand wholesale	1,847	1,916	(69)	(3.6)
Sanuk brand wholesale	291	1,228	(937)	(76.3)
Other brands wholesale	5,287	494	4,793	970.2
Direct-to-Consumer	2,975	(3,403)	6,378	187.4
Unallocated overhead costs	(62,187)	(57,647)	(4,540)	(7.9)
Total	$90,412	$67,355	$23,057	34.2%

The increase in total income from operations, compared to the prior period, was driven by higher sales at higher gross margins, partially offset by higher overall SG&A expenses, primarily driven by higher variable overhead costs. Drivers for significant changes in income from operations are as follows:

•	The increase in income from operations of UGG brand wholesale was due to higher gross margins and lower SG&A expenses, partially offset by lower sales.

•	The increase in income from operations of Other brands wholesale was due to higher sales at higher gross margins.

•
The increase in income from operations of DTC was primarily due to higher sales at higher gross margins, as well as lower overall retail store operating costs driven by store closures completed in prior periods, including related impairments and depreciation costs.

•
The increase in unallocated overhead costs was primarily due to higher variable performance-based compensation, changes in foreign currency exchange rates for Canadian and Asian currencies, and higher warehouse-related expenses associated with the Moreno Valley warehouse and distribution center expansion.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields, partially offset by lower average investment balances and the write-off of unamortized debt issuance costs associated with the refinancing of our Prior Credit Agreement.

Income Taxes. Income tax expense and our effective income tax rate are as follows:

	Three Months Ended September 30,
	2018	2017
Income tax expense	$15,403	$16,762
Effective income tax rate	17.2%	25.3%

The decrease in our effective income tax rate was due to the impacts of the enactment of the Tax Reform Act on December 22, 2017, as well as a change in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2019, reduced by an approximately $3,000 net discrete tax benefit related to stock compensation and return to provision tax changes.

Foreign income before income taxes was $50,585 and $42,371 and worldwide income before income taxes was $89,775 and $66,321 during the three months ended September 30, 2018 and 2017, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, was primarily due to lower foreign gross margin improvement relative to worldwide gross margin improvement compared to the prior period.

Refer to the section entitled "Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017" within this Part I, Item 2, for further details on our pre-tax earnings, effective tax rate for fiscal year 2019, and the reduction to the US federal income tax rate. For further details on the impacts of the Tax Reform Act, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted average common shares outstanding driven by stock repurchases.

Other Comprehensive Loss. The increase in other comprehensive loss, compared to the prior period, was primarily due to higher foreign currency translation losses driven by changes in our net asset position and European and Asian foreign currency exchange rates, as well as higher unrealized foreign currency exchange rate hedge losses.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

The following table summarizes our results of operations:

	Six Months Ended September 30,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$752,507	100.0%	$692,177	100.0%	$60,330	8.7%
Cost of sales	385,655	51.2	376,435	54.4	(9,220)	(2.4)
Gross profit	366,852	48.8	315,742	45.6	51,110	16.2
Selling, general and administrative expenses	315,854	42.0	304,643	44.0	(11,211)	(3.7)
Income from operations	50,998	6.8	11,099	1.6	39,899	359.5
Other expense, net	274	0.1	1,365	0.2	1,091	79.9
Income before income taxes	50,724	6.7	9,734	1.4	40,990	421.1
Income tax expense	6,759	0.9	2,296	0.3	(4,463)	(194.4)
Net income	$43,965	5.8%	$7,438	1.1%	$36,527	491.1%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Six Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$453,300	$423,390	$29,910	7.1%
International	299,207	268,787	30,420	11.3
Total	$752,507	$692,177	$60,330	8.7%

Net sales by brand and channel
UGG brand
Wholesale	$400,942	$385,323	$15,619	4.1%
Direct-to-Consumer	131,863	129,776	2,087	1.6
Total	532,805	515,099	17,706	3.4
HOKA brand
Wholesale	83,515	62,237	21,278	34.2
Direct-to-Consumer	15,583	9,055	6,528	72.1
Total	99,098	71,292	27,806	39.0
Teva brand
Wholesale	49,074	48,617	457	0.9
Direct-to-Consumer	12,476	10,472	2,004	19.1
Total	61,550	59,089	2,461	4.2
Sanuk brand
Wholesale	31,436	34,307	(2,871)	(8.4)
Direct-to-Consumer	6,798	7,091	(293)	(4.1)
Total	38,234	41,398	(3,164)	(7.6)
Other brands
Wholesale	20,701	5,249	15,452	294.4
Direct-to-Consumer	119	50	69	138.0
Total	20,820	5,299	15,521	292.9
Total	$752,507	$692,177	$60,330	8.7%

	Six Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Total Wholesale	$585,668	$535,733	$49,935	9.3%
Total Direct-to-Consumer	166,839	156,444	10,395	6.6
Total	$752,507	$692,177	$60,330	8.7%

Consolidated net sales increased due to higher HOKA, UGG, and Other brand wholesale sales, as well as total DTC sales, partially offset by lower Sanuk brand wholesale sales. Further, we experienced an increase in total volume of pairs sold of 12.3% to 14,600 compared to 13,000 during the prior period. On a constant currency basis, net sales increased 7.6% compared to the prior period. Drivers for significant changes in net sales are as follows:

•
Wholesale net sales of our UGG brand increased due to a higher volume of pairs sold driven by higher selling of our summer and spring product lines, strength of fall product shipments for Asia, as well as a higher volume of closeouts, compared to the prior period. These impacts were partially offset by a lower WASPP driven by higher closeouts and a shift in product mix related to our UGG Classics allocation and product segmentation strategy, compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 3.1% compared to the prior period.

•
Wholesale net sales of our HOKA brand increased, primarily due to a higher volume of pairs sold driven by its continued global growth, primarily in the US and Europe, as well as additional sales generated by updates to key franchises compared to the prior period.

•	Wholesale net sales of our Teva brand increased due to a higher WASPP, primarily driven by changes in product mix and fewer closeout sales.

•
Wholesale net sales of our Sanuk brand decreased due to a lower WASPP, primarily driven by lower performance in the domestic surf specialty channel and lower international sales in connection with our strategic focus on US markets for this brand.

•
Wholesale net sales of our Other brands increased due to a higher volume of pairs sold driven by its continued growth in the US family value chain for the Koolaburra brand, partially offset by a decrease in WASPP due to product mix.

•
DTC net sales increased 6.6% due to a higher volume of pairs sold, primarily driven by the UGG, HOKA, and Teva brands, partially offset by a lower WASPP, primarily due to product mix. Comparable DTC net sales for the 26 weeks ended September 30, 2018 increased 5.0% compared to the same period during fiscal year 2018. The increase in comparable DTC net sales was largely due to growth in our E-Commerce business for the UGG, HOKA and Teva brands.

•
International sales, which are included in the reportable operating segment sales presented above, increased by 11.3% compared to the prior period. International sales represented 39.8% and 38.8% of total net sales for the six months ended September 30, 2018 and 2017, respectively. The increase was due to higher sales for the HOKA brand in Europe and Asia, as well as the UGG brand in Asia, Latin America and Canada.

Gross Profit. Gross margin increased to 48.8% from 45.6% in the prior period due to lower input costs as we execute our supply chain initiatives as part of our operating profit improvement plan, lower air-freight costs for our domestic wholesale business, improved full-priced selling, and favorable foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily as a result of:

•
increased compensation costs of $7,695, primarily due to higher accruals for variable performance-based compensation, costs related to our in-house converted sales team, and higher global headcount, partially offset by consulting costs related to the strategic review process in the prior period;

•	increased foreign currency-related losses of $4,748 driven by changes in foreign currency exchange rates for Asian, European and Canadian currencies;

•
increased variable advertising, promotion and other operating expenses of $2,158, primarily due to higher investment to drive international sales, partially offset by one-time charges for legal costs incurred for the contested annual meeting in the prior period;

•	increased rent and occupancy expenses of $1,237, primarily due to the Moreno Valley distribution center expansion and lease termination costs;

•	decreased bad debt expense of $2,283, primarily due to improved customer collections and the write off of unsettled customer accounts in the prior period; and

•	decreased impairment and depreciation charges of approximately $2,983, primarily due to lower retail store-related impairments and depreciation for retail store closures completed in prior periods.

Income from Operations. The following table summarizes operating income (loss) from operations by reportable operating segment:

	Six Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$139,898	$116,197	$23,701	20.4%
HOKA brand wholesale	13,898	8,809	5,089	57.8
Teva brand wholesale	9,911	6,859	3,052	44.5
Sanuk brand wholesale	4,491	5,645	(1,154)	(20.4)
Other brands wholesale	5,637	260	5,377	2,068.1
Direct-to-Consumer	(4,449)	(15,505)	11,056	71.3
Unallocated overhead costs	(118,388)	(111,166)	(7,222)	(6.5)
Total	$50,998	$11,099	$39,899	359.5%

The increase in total income from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses, primarily driven by higher variable overhead costs. Drivers for significant changes in income from operations are as follows:

•
The increase in income from operations of UGG, HOKA, Teva and Other brand wholesale was due to higher sales at higher gross margins, as well as lower SG&A expenses, with the exception of HOKA brand wholesale which had higher SG&A expenses, primarily driven by higher marketing and selling expenses.

•	The decrease in income from operations of Sanuk brand wholesale was primarily due to lower sales.

•
The increase in income from operations of DTC was primarily due to higher sales at higher gross margins, as well as lower overall retail store operating costs driven by store closures completed in prior periods, including related impairments and depreciation costs.

•
The increase in unallocated overhead costs was primarily due to changes in foreign currency exchange rates for Canadian, European and Asian currencies, higher variable performance-based compensation, and higher warehouse-related expenses associated with the Moreno Valley warehouse and distribution center expansion, partially offset by lower charges incurred in the prior period for consulting costs related to our strategic review process and legal costs for our contested annual meeting.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields and higher average investment balances, partially offset by the write-off of unamortized debt issuance costs associated with the refinancing of our Prior Credit Agreement.

Income Taxes. Income tax expense and our effective income tax rate are as follows:

	Six Months Ended September 30,
	2018	2017
Income tax expense	$6,759	$2,296
Effective income tax rate	13.3%	23.6%

The decrease in our effective income tax rate was due to the impacts of the enactment of the Tax Reform Act on December 22, 2017, as well as a change in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2019, reduced by an approximately $3,600 net discrete tax benefit related to stock compensation and return to provision tax changes. The Tax Reform Act reduced the US federal income tax rate from 35.0% to 21.0% and our foreign earnings are now subject to US taxation as they are considered global intangible low-taxed income.

Foreign income before income taxes was $47,481 and $38,773 and worldwide income before income taxes was $50,724 and $9,734 during the six months ended September 30, 2018 and 2017, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, was primarily due to higher domestic income before income taxes compared to a loss before income taxes in the prior period driven by higher domestic sales, as well as increased foreign operating expenses compared to worldwide operating expenses.

For the six months ended September 30, 2018 and 2017, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. As of September 30, 2018, we had approximately $177,014 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We have not recognized the one-time mandatory deemed repatriation tax with respect to a small portion of our unremitted earnings of non-US subsidiaries, as a result of which such earnings are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon repatriation by means of the remittance of taxable dividends or upon the sale or liquidation of these subsidiaries.

We expect our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our retail store and fleet optimization, the impact of our cost savings initiatives, the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes.

For further details on the impacts of the Tax Reform Act, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report.

Net Income. Net income increased, compared to the prior period, primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted average common shares outstanding due to stock repurchases.

Other Comprehensive Loss. Other comprehensive loss increased, compared to the prior period, primarily due to higher foreign currency translation losses driven by changes in our net asset position and European and Asian foreign currency exchange rates, partially offset by higher unrealized foreign currency exchange rate hedge gains.

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities, as needed. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year. The seasonality of our business also requires us to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. We believe our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

We repatriated $250,000 of cash and cash equivalents during the fiscal year ended March 31, 2018. As of September 30, 2018, we had approximately $177,014 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations.

We continue to evaluate our capital allocation strategy and consider further opportunities to put global cash to use in a way that will profitably grow our business and drive stockholder value, including by repurchasing our stock. Our Board of Directors has authorized stock repurchase programs pursuant to which we have the authority to repurchase our common stock. As of September 30, 2018, the aggregate remaining approved amount under these programs was $115,872. Our repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds," in Part II, Item 2, within this Quarterly Report for further information on our stock repurchase programs.

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

Capital Resources

Primary Credit Facility. In September 2018, we refinanced its Prior Credit Agreement and entered into a new Credit Agreement which provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of September 30, 2018 and through November 2, 2018, we had an outstanding balance of $94,000, outstanding letters of credit of $549, and available borrowings of $305,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $43,667. As of September 30, 2018 and through November 2, 2018, we had an outstanding balance of $18,881 and available borrowings of $24,786 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $48,365. As of September 30, 2018 and through November 2, 2018, we had no outstanding balance and available borrowings of $48,365 under our Japan Credit Facility.

Mortgage. As of September 30, 2018, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $31,803. The loan will mature and require a balloon payment in the amount of $23,700, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of September 30, 2018, we were in compliance with all debt covenants under our revolving credit facilities and our mortgage, discussed above.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the refinancing and related terms of our Primary Credit Facility, as well as our other revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended September 30,
	2018	2017	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(160,737)	$(182,790)	$22,053	12.1%
Net cash used in investing activities	(14,023)	(10,151)	(3,872)	(38.1)
Net cash (used in) provided by financing activities	(69,404)	130,968	(200,372)	(153.0)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments and changes in working capital.

The decrease in net cash used in operating activities during the six months ended September 30, 2018, compared to the prior period, was due to the net change in net income after non-cash adjustments of $33,652, partially offset by a net negative change in operating assets and liabilities of $11,599. Operating assets and liabilities provided net negative operating cash flows, primarily due to lower accrued expenses largely driven by the payout of higher performance-based compensation, partially offset by lower inventories driven by improved inventory management and lower inputs costs.

Investing Activities. The increase in net cash used in investing activities during the six months ended September 30, 2018, compared to the prior period, was due to higher capital expenditures for property and equipment, primarily driven by higher expenditures on warehouse build-out costs associated with the expansion of our warehouse and distribution center located in Moreno Valley, California, partially offset by lower retail store build-out costs.

For the remainder of the fiscal year ending March 31, 2019, we estimate capital expenditures will range from approximately $12,000 to $18,000. We anticipate these expenditures will primarily relate to the build-out of our offices and global warehouse and distribution facilities, and IT infrastructure and system improvement costs, as well as fixtures and upgrade costs for certain retail stores in Europe and Asia. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility build-outs, as well as unforeseen needs to replace existing assets, and the timing of other anticipated and unanticipated expenditures.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2018 was primarily due to higher stock repurchases of $134,735 and lower net borrowings and repayments for our revolving credit facilities of $61,750 compared to the prior period.

Refer to Note 10, "Stockholders' Equity," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our stock repurchase programs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended September 30, 2018, there were no material changes to the obligations reported in our 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product or sheepskin, future capital expenditures, commitments under service contracts or requirements to pay promotional expenses, or (3) legal proceedings and claims, other than those that occurred in the ordinary course of business.

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

There have been no material changes to our critical accounting policies, since those reported in our 2018 Annual Report, with the exception of the adoption of the new revenue standard beginning April 1, 2018. Refer to the section entitled "Recent Accounting Pronouncements" within Note 1, "General," and Note 2, "Revenue Recognition," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the impact of our adoption of the new revenue standard, as well as expanded disclosures regarding our change in accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We purchase certain materials that are affected by commodity prices, the most significant of which are leather, sheepskin, and wool. The supply of these materials, which are used in certain of our products, are in high demand and we need to be able to identify suppliers that meet our expectations for the quantity and quality required. There have historically been changes in the prices of these materials, including significant changes in the price of sheepskin which has stabilized in recent years. We fix prices for all of our materials with firm pricing agreements on a seasonal basis. For sheepskin, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts, and any pricing arrangements we use for sheepskin now or may use for other materials in the future, may result in purchase obligations which are not reflected in our condensed consolidated balance sheets. With respect to sheepskin, in the event of significant commodity price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our operating margins.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of re-measuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and those held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We re-measure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recognized in other comprehensive income or loss. Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of September 30, 2018, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our derivative instruments to increase or decrease by approximately $4,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to fluctuations, nor do they consider the effect such hypothetical fluctuations may have on overall economic activity.

During the six months ended September 30, 2018 and at November 2, 2018, we are not aware of any factors that are expected to result in a material change in the general nature of our primary market risk exposure, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our Primary Credit Facility and China Credit Facility would have resulted in an aggregate increase to interest expense of $79 during the six months ended September 30, 2018.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the United States (US) District Court for the Northern District of Illinois Eastern Division (Court) against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin, false statements, and declaratory judgment that certain of our US design patents are invalid and unenforceable. The counterclaims seek declaratory judgment, an injunction, cancellation of certain of our US trademark registrations, compensatory damages, attorneys' fees and other relief. We believe the counterclaims are without merit and intend to defend the counterclaims vigorously. Both parties filed briefs on Motions for Summary Judgment on various claims and on September 13, 2018, the Court denied Australian Leather's motion and granted our motion in part and denied in part. The Court upheld the UGG trademark, finding that UGG is not and never was generic for sheepskin footwear in the US. The Court also ruled in our favor on Australian Leather's claims of fraud, false designation of origin and false statements. Following the Court's ruling on the Motions for Summary Judgment, the core remaining issues for trial relate to our infringement claims against Australian Leather and a few remaining defenses. A trial date is scheduled for May 2019. Australian Leather has filed a motion seeking interlocutory appeal on the legal standards relating to whether our UGG brand trademark is valid and on its false designation of origin claim, which, if granted, might stay the proceedings until resolution of such appeal. While we believe there is no legal basis for liability, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business.

On August 13, 2018, the US District Court for the Central District of California ruled in our favor in our patent infringement lawsuit against Romeo & Juliette, the manufacturer of products sold under the Bearpaw name. The court rulings are subject to appeal.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information within this Quarterly Report, including Part I, Item 1, in the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” of our unaudited condensed consolidated financial statements and accompanying notes thereto and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10-K (2018 Annual Report), as well as in our other public filings with the Securities and Exchange Commission. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the six months ended September 30, 2018, there were no material changes to the risks and uncertainties disclosed in our 2018 Annual Report, but we have expanded on the below risk factor due to recent macro-economic developments.

International trade and import regulations may impose unexpected duty costs, the revision of current trade agreements may require us to alter current practices, and changes in trade relations may result in tariffs; transportation challenges and security procedures may cause significant delays and additional costs.

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

In addition, we cannot predict whether future domestic and foreign laws, regulations or trade remedy actions, or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues.

In the US and globally, international trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. These major revisions include the renegotiation of the North America Free Trade Agreement, now entitled the US-Mexico-Canada Trade Agreement (commonly referred to as USMCA), which has not yet been ratified by Congress. Brexit in Europe is undergoing a lengthy and contentious negotiation between the European Union and the United Kingdom. Changes in tax policy, such as the recently-enacted Tax Cuts and Jobs Act, or trade regulations could cause us to encounter new customs duties, which in turn may require us to implement new supply chains, withdraw from certain restricted markets or change our business methods, could make it difficult to obtain products of our customary quality at a competitive price and could lead to an increase in the cost of our products.

The continued negotiation of bilateral and multilateral free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers. Manufacturers in these locations may seek to export footwear, apparel and accessories to our target markets at preferred rates of duty which may negatively impact our sales and operations.

Trade relations between our sourcing venues (particularly China) and the US has created uncertainty for all US businesses that source or market in China. Since March 2018, the US has imposed import duties ranging from 5% to 25% on imports from China, which has caused China to retaliate with additional tariffs on US exports. Thus far, the footwear products we source in China have not been included in any of the US tariff lists, however, the President of the US has threatened another list which would include all remaining imports from China, including all footwear, apparel and accessories that we import from China. Whether that threatened list will be issued, and if so, what tariff would be assigned is unknown. However, any additional tariff could increase the cost of sourcing in China, our own margins, and possibly the price of our products to consumers. Previously, we had begun transitioning our sourcing of footwear from China to Vietnam as part of our supplier optimization strategy. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations.

Transportation and distribution costs may be adversely impacted by ongoing economic changes, and new regulations. The International Maritime Organization has announced a mandate, effective January 1, 2020, requiring ocean-going container vessels of the type typically used to carry our imports to utilize “low sulfur” fuel, in order to reduce emissions and address climate change. This mandate will increase the cost of ocean transport globally, with surcharges already announced by the carriers, including on routes bringing our products from our source venues to consumer markets. Mergers of international ocean carriers may lead to increased freight rates. A number of size, capacity, and shortage issues at marine ports continue to contribute to congestion at the terminals. In the US, trucking costs have risen dramatically due to increased demand, driver shortages and wage escalation, as well as new federal and state safety, environmental and labor regulations. This in turn can disrupt our supply chain and may cause delay and significant additional costs.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (2015 Repurchase Program). In October 2017, with $65,294 remaining available under the 2015 Repurchase Program, our Board of Directors authorized a new $335,000 stock repurchase program (2017 Repurchase Program). As of September 30, 2018, the aggregate remaining approved amount under the 2015 Repurchase Program and the 2017 Repurchase Program (Stock Repurchase Programs) was $115,872. Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

The following table summarizes stock repurchase activity under our 2017 Repurchase Program during fiscal year 2019:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares that may yet be repurchased
May 1 - May 31, 2018	17,831	$112.16	$2,000	$248,607
June 1 - June 30, 2018	67,961	117.71	8,000	240,607
July 1 - July 31, 2018	144,758	110.14	15,944	224,663
August 1 - August 31, 2018	834,900	118.00	98,518	126,145
September 1 - September 30, 2018	85,810	119.72	10,273	115,872

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to September 30, 2018 through November 2, 2018, we repurchased 249,439 shares for $26,660 at an average price paid of $106.88 per share, resulting in repurchases since inception under our Stock Repurchase Programs, in the aggregate, of 5,123,201 shares for $445,788 at an average price paid of $87.01 per share, leaving the aggregate remaining approved amount at $89,212.

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
Date: November 8, 2018