Form 10-Q
period 2018-12-31
DECKERS OUTDOOR CORP
filed 2019-02-07
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2018

Commission File Number: 001-36436

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State of incorporation)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California 93117
(Address of principal executive offices)

(805) 967-7611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of the close of business on February 1, 2019, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 29,130,988.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2018

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2018 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of and costs associated with our restructuring and operating profit improvement plans;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to our brands and products;

•	the purchasing trends impacting the buying patterns of wholesale customers and retail consumers;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	expectations regarding and trends and strategies affecting our financial condition, operating results, capital expenditures, liquidity or cash flows;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	our plans to consolidate certain United States (US) distribution center operations;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	availability and cost of raw materials;

•	our strategies for managing our market risk exposure and the nature of such exposure;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates, including as a result of changes in tax laws, guidance or treaties, foreign income or loss, and the realization of net deferred tax assets;

•	completed and expected repatriation of earnings of non-US subsidiaries and any related foreign withholding taxes, as well as other related tax impacts;

•	potential impacts of our ongoing operational system upgrades;

•	commitments and contingencies, including purchase obligations for product and raw materials, including sheepskin; and

•	the impact of recent accounting pronouncements.

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	December 31, 2018	March 31, 2018
ASSETS	(UNAUDITED)
Current assets
Cash and cash equivalents	$515,938	$429,970
Trade accounts receivable, net of allowances ($21,705 and $33,462 as of December 31, 2018 and March 31, 2018, respectively)	278,962	143,704
Inventories, net of reserves ($10,342 and $9,020 as of December 31, 2018 and March 31, 2018, respectively)	342,043	299,602
Prepaid expenses	17,505	17,639
Other current assets	49,660	17,599
Income tax receivable	2,532	2,176
Total current assets	1,206,640	910,690

Property and equipment, net of accumulated depreciation ($230,248 and $210,763 as of December 31, 2018 and March 31, 2018, respectively)	215,560	220,162
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($70,010 and $66,065 as of December 31, 2018 and March 31, 2018, respectively)	52,924	57,850
Deferred tax assets, net	32,773	38,381
Other assets	20,564	23,306
Total assets	$1,542,451	$1,264,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$600	$578
Trade accounts payable	228,434	93,939
Accrued payroll	42,107	55,695
Other accrued expenses	73,240	24,446
Income taxes payable	37,752	11,006
Value added tax payable	12,254	3,502
Total current liabilities	394,387	189,166

Mortgage payable	31,056	31,504
Income tax liability	59,016	64,735
Deferred rent obligations	21,360	22,499
Other long-term liabilities	18,751	15,696
Total long-term liabilities	130,183	134,434

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 29,128 and 30,447 as of December 31, 2018 and March 31, 2018, respectively)	291	304
Additional paid-in capital	174,821	167,587
Retained earnings	865,297	785,871
Accumulated other comprehensive loss	(22,528)	(12,983)
Total stockholders' equity	1,017,881	940,779
Total liabilities and stockholders' equity	$1,542,451	$1,264,379

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$873,800	$810,478	$1,626,307	$1,502,655
Cost of sales	403,707	387,007	789,362	763,442
Gross profit	470,093	423,471	836,945	739,213
Selling, general and administrative expenses	225,375	230,280	541,229	534,923
Income from operations	244,718	193,191	295,716	204,290

Interest income	(906)	(590)	(3,306)	(1,551)
Interest expense	970	1,506	3,844	4,044
Other income, net	(13)	(778)	(213)	(990)
Total other expense, net	51	138	325	1,503
Income before income taxes	244,667	193,053	295,391	202,787
Income tax expense	48,293	106,712	55,052	109,008
Net income	196,374	86,341	240,339	93,779
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges	(3,128)	2,509	998	(2,174)
Foreign currency translation gain (loss)	781	2,037	(10,543)	6,555
Total other comprehensive (loss) income	(2,347)	4,546	(9,545)	4,381
Comprehensive income	$194,027	$90,887	$230,794	$98,160

Net income per share
Basic	$6.74	$2.71	$8.06	$2.93
Diluted	$6.68	$2.69	$7.99	$2.91
Weighted-average common shares outstanding
Basic	29,157	31,863	29,807	31,956
Diluted	29,397	32,041	30,063	32,186

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779
Stock compensation expense	2	—	3,526	—	—	3,526
Shares issued upon vesting	6	—	—	—	—	—
Cumulative adjustment from adoption of new accounting guidance	—	—	—	720	—	720
Shares withheld for taxes	—	—	(328)	—	—	(328)
Repurchases of common stock	(86)	—	—	(9,999)	—	(9,999)
Net loss	—	—	—	(30,407)	—	(30,407)
Total other comprehensive loss	—	—	—	—	(2,140)	(2,140)
Balance, June 30, 2018	30,369	304	170,785	746,185	(15,123)	902,151
Stock compensation expense	2	—	3,926	—	—	3,926
Shares issued upon vesting	65	1	474	—	—	475
Cumulative adjustment from adoption of new accounting guidance	—	—	—	(252)	—	(252)
Shares withheld for taxes	—	—	(4,091)		—	(4,091)
Repurchases of common stock	(1,065)	(11)	—	(124,725)	—	(124,736)
Net income	—	—	—	74,372	—	74,372
Total other comprehensive loss	—	—	—	—	(5,058)	(5,058)
Balance, September 30, 2018	29,371	294	171,094	695,580	(20,181)	846,787
Stock compensation expense	2	—	4,037	—	—	4,037
Shares issued upon vesting	5	—	—	—	—	—
Shares withheld for taxes	—	—	(310)	—	—	(310)
Repurchases of common stock	(250)	(3)	—	(26,657)	—	(26,660)
Net income	—	—	—	196,374	—	196,374
Total other comprehensive loss	—	—	—	—	(2,347)	(2,347)
Balance, December 31, 2018	29,128	$291	$174,821	$865,297	$(22,528)	$1,017,881

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	Nine Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$240,339	$93,779
Reconciliation of net income to cash provided by operating activities:
Depreciation, amortization and accretion	33,547	36,655
Amortization on debt issuance costs	221	—
Loss on extinguishment of debt	447	—
Bad debt expense	1,971	3,649
Deferred tax expense	5,094	13,772
Stock-based compensation	11,400	10,485
Employee stock purchase plan	140	106
Loss on disposal of property and equipment	87	332
Impairment of intangible and other long-lived assets	180	1,900
Restructuring charges	295	1,667
Changes in operating assets and liabilities:
Trade accounts receivable, net	(115,638)	(77,600)
Inventories, net	(54,373)	(97,458)
Prepaid expenses and other current assets	(19,808)	(9,075)
Income tax receivable	(357)	20,797
Other assets	3,493	(1,267)
Trade accounts payable	134,495	103,310
Accrued expenses	15,455	62,026
Income taxes payable	24,054	29,190
Long-term liabilities	(1,302)	60,828
Net cash provided by operating activities	279,740	253,096
INVESTING ACTIVITIES
Purchases of property and equipment	(21,832)	(21,409)
Proceeds from sale of property and equipment, net	68	7
Net cash used in investing activities	(21,764)	(21,402)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	162,001	214,751
Repayments of short-term borrowings	(161,621)	(214,889)
Loan origination costs on short-term borrowings	(1,292)	—
Proceeds on issuance of stock for employee stock purchase plan	474	353
Cash paid for repurchase of common stock	(161,395)	(24,687)
Cash paid for shares withheld for taxes	(4,900)	(7,716)
Repayment of mortgage principal	(425)	(404)
Net cash used in financing activities	(167,158)	(32,592)

Effect of foreign currency exchange rates on cash	(4,850)	2,136
Net change in cash and cash equivalents	85,968	201,238
Cash and cash equivalents at beginning of period	429,970	291,764
Cash and cash equivalents at end of period	$515,938	$493,002

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid (refunded) during the period for:
Income taxes, net of refunds and payments of $3,674 and $10,261, as of December 31, 2018 and 2017, respectively	$29,646	$(11,989)
Interest	3,158	3,156
Non-cash investing activity:
Accrued for purchases of property and equipment	798	1,677
Accrued for asset retirement obligations	4,710	853

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (the condensed consolidated financial statements) as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2018 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries necessary to fairly present the results of interim periods presented, but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 30, 2018 (2018 Annual Report).

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
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during the first quarter of the fiscal year ending March 31, 2019 (Q1 2019). These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in Q1 2019, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

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

In connection with the restructuring plan, the Company has closed 43 retail stores as of December 31, 2018, including conversions to partner retail stores, and consolidated its brand operations and corporate headquarters. Through December 31, 2018, the Company had incurred cumulative restructuring charges by applicable reportable operating segment as follows:

Cumulative Restructuring Charges

UGG brand wholesale	$2,238
Sanuk brand wholesale	3,068
Other brands wholesale	2,263
Direct-to-Consumer	23,454
Unallocated overhead costs	24,596
Total	$55,619

During the nine months ended December 31, 2018 and 2017, the Company incurred $295 and $1,667 of restructuring charges, respectively, which were recorded in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. During the nine months ended December 31, 2018 and 2017, these restructuring charges were recorded in SG&A expenses in the DTC reportable operating segment ($295 and $149, respectively) and unallocated overhead costs ($1,518 for the nine months ended December 31, 2017). Of the cumulative restructuring charges incurred through December 31, 2018, $3,277 remained accrued as of that date, with $1,509 recorded in other accrued expenses and $1,768 recorded between deferred rent obligations and other long-term liabilities, respectively, in the condensed consolidated balance sheets. The Company currently does not anticipate incurring material restructuring charges in future periods.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The remaining accrued liabilities for cumulative restructuring charges incurred to date under the Company's restructuring plan are as follows:

	Lease Terminations	Other*	Total
Balance as of March 31, 2018	$3,645	$1,083	$4,728
Additional charges	295	—	295
Paid in cash	(1,165)	(581)	(1,746)
Balance as of December 31, 2018	$2,775	$502	$3,277

*Includes costs related to office consolidations and termination of contracts and services.

Refer to the section entitled "Recent Developments," in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report for further information.

Recent Accounting Pronouncements

Recently Adopted. The Financial Accounting Standards Board (FASB) issued Accounting Standard Updates (ASUs) that have been adopted by the Company for its annual and interim reporting periods as stated below. The following is a summary of each standard and the impact on the Company:

Standard	Description	Impact on Adoption
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

The Company early adopted this ASU on a prospective basis, beginning October 1, 2018.

The Company evaluated its business policies and processes around implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract and made a change in its accounting policy. The Company historically recognized expenses for implementation costs associated with a CCA as incurred. Upon adoption, certain implementation costs associated with CCAs will be capitalized to prepaid expenses and amortized over the term of the service arrangement.

Adoption of this ASU had an immaterial impact on the Company's condensed consolidated financial statements during the third quarter of the fiscal year ending March 31, 2019.

ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments	Eliminates the diversity in practice related to the classification of certain cash receipts and payments.
This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around cash receipts and payments and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	Requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs.
This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around intra-entity transfers of assets, other than inventory, and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around share-based payment modifications and determined that this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Standard	Description	Impact on Adoption
ASU No. 2014-09, Revenue from Contracts with Customers (as amended by ASUs 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, 2017-13, and 2017-14)
Requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most existing revenue recognition guidance under US GAAP.

The FASB issued additional guidance which clarifies how to apply the implementation guidance related to principal versus agent considerations, how to identify performance obligations, as well as licensing implementation guidance.

The Company adopted this ASU (the new revenue standard) using the modified retrospective transition method, beginning April 1, 2018.

Prior to adoption, the Company deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, the Company elected the practical expedient allowed under the new revenue standard to define shipping and handling costs as a fulfillment service, not a performance obligation. Accordingly, the Company will now recognize revenue for these arrangements upon shipment of product, rather than delivery. As a result, on adoption of this ASU, the Company recorded a cumulative effect adjustment net after tax increase to opening retained earnings of approximately $1,000 in its condensed consolidated balance sheets. This prospective change in accounting policy will impact comparatives to prior reported fiscal years as net sales and deferred revenue are recognized and recorded in the Company's condensed consolidated financial statements under legacy US GAAP.

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

Not Yet Adopted. The FASB issued the following ASUs that have not yet been adopted by the Company. The following is a summary of each new ASU, the planned period of adoption and the expected impact on the Company on adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (as amended by ASU 2018-16)
Seeks to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities and to reduce the complexity of and simplify the application of hedge accounting. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness.
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
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2016-02, Leases (as amended by ASUs 2015-14, 2018-01, 2018-10, 2018-11, and 2018-20)
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
The Company does not expect a significant change in its lease portfolio and business practices leading up to adoption of this ASU. Further, the Company has selected a software provider, has a project team in place and implementation is currently underway.

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
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASU 2018-19)
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		Q1 FY 2021	The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

Allowance for Sales Discounts. The Company provides a trade accounts receivable allowance for term discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive income. This is consistent with the presentation of such amounts in the prior period. As of December 31, 2018 and March 31, 2018, the Company did not have a material trade accounts receivable allowance for sales discounts.

Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for known and unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales in the condensed consolidated statements of comprehensive income. This is consistent with the presentation of such amounts in the prior period. As of December 31, 2018, the Company recorded a trade accounts receivable allowance for chargebacks of $16,064 compared to $7,727 as of March 31, 2018 in the condensed consolidated balance sheets.

Contract Assets and Liabilities

Contract assets represent the Company’s right to consideration subject to conditions other than the passage of time, such as additional performance obligations to be satisfied. Contract liabilities are performance obligations that

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

The following table provides activity during the nine months ended December 31, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance as of March 31, 2018	$11,251	$23,156
Change in estimate of sales returns	29,653	104,009
Actual returns	(24,549)	(82,828)
Balance as of December 31, 2018	$16,355	$44,337

Deferred Revenue. Revenue is deferred for certain wholesale channel transactions as the contract terms indicate control transfers upon product delivery or sell-through. As of December 31, 2018 and March 31, 2018, the Company did not have a material contract liability for deferred revenue.

Gift Cards. The Company defers recognition of revenue from the sale of gift cards until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote. As of December 31, 2018 and March 31, 2018, the Company's contract liability for gift cards was $3,309 and $3,105, respectively, and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the customer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of December 31, 2018 and March 31, 2018, the Company's contract liability for loyalty programs was $7,323 and $5,477, respectively, and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recognized as follows:

	December 31, 2018	March 31, 2018
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total	13,990	13,990

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

	December 31, 2018	March 31, 2018
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	52,235	53,216
Total gross carrying amount	107,480	108,461
Accumulated amortization	(70,010)	(66,065)
Net definite-lived intangible assets	37,470	42,396
Total	52,924	57,850
Total	$66,914	$71,840

Amortization Expense

Aggregate amortization expense for amortizable intangible assets during the nine months ended December 31, 2018 was $4,817 compared to $5,827 during the nine months ended December 31, 2017. A reconciliation of the changes in total other intangible assets in the condensed consolidated balance sheets is as follows:

Balance as of March 31, 2018	$57,850
Amortization expense	(4,817)
Foreign currency exchange rate fluctuations, net	(109)
Balance as of December 31, 2018	$52,924

Note 4. Fair Value Measurements
The fair values of the Company's cash and cash equivalents, net trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable, and value added tax payable approximate their carrying values due to the relatively short maturities of these assets and liabilities. The fair values of the Company's long-term liabilities do not significantly differ from their carrying values. The inputs used to measure fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value as of the dates below are as follows:

	December 31, 2018	Measured Using
		Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,569	$6,569	$—	$—
Non-qualified deferred compensation liability	(4,802)	(4,802)	—	—
Designated Derivative Contracts asset	1,850	—	1,850	—
Non-Designated Derivative Contracts asset	94	—	94	—
Non-Designated Derivative Contracts liability	(5)	—	(5)	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established for the purpose of supporting the benefits payable under this program, with the assets invested in Company-owned life insurance policies. As of December 31, 2018, the non-qualified deferred compensation asset of $6,569 was recorded in other assets in the condensed consolidated balance sheets. As of December 31, 2018, the non-qualified deferred compensation liability of $4,802 was recorded in the condensed consolidated balance sheets, with $1,373 in other accrued expenses and $3,429 in other long-term liabilities.

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

In accordance with SAB 118, the Company completed its accounting for the effects of the Tax Reform Act during the three months ended December 31, 2018. The Company analyzed the effects of the Tax Reform Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Service, US Treasury Department, and the FASB, among others. In connection with this analysis, the Company finalized its provisional estimates and recorded adjustments during the measurement period ending December 31, 2018, and filed its US federal income tax return for the fiscal year ended March 31, 2018.

During the nine months ended December 31, 2018, the Company recorded adjustments to previously recorded provisional estimates for a decrease of $869 to US federal income tax expense and a decrease of $404 to state income tax expense associated with the one-time mandatory deemed repatriation tax on accumulated foreign earnings. The adjustments were driven by the Company's refinement of cumulative earnings and profits reported for periods through December 31, 2017 and the ongoing analysis and interpretation of state income tax laws resulting from the Tax Reform Act. Additionally, the Company recorded an increase of $662 to income tax expense due to the conversion of deferred tax assets to non-deductible executive compensation. This adjustment was driven by the application of additional

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

guidance from the US Internal Revenue Service. The cumulative adjustments of $611 to income tax expense, during the nine months ended December 31, 2018, had an immaterial impact on the Company's effective tax rate.

The Tax Reform Act includes other provisions with effective dates for the Company on and after January 1, 2018. Provisions impacting the fiscal year ending March 31, 2019 include, but are not limited to, limiting deductibility of meals, entertainment, and executive compensation. Based on facts and circumstances known as of December 31, 2018 and through February 1, 2019, these provisions did not have a material impact on the Company's condensed consolidated financial statements for the nine months ended December 31, 2018. The Company will continue to analyze future guidance from the US Internal Revenue Service, US Treasury Department, and the FASB to fully assess the potential impact on its condensed consolidated financial statements.

Unrecognized Tax Benefits

During the nine months ended December 31, 2018, the amount of gross unrecognized tax benefits and associated interest and penalties decreased to $11,367. The $1,451 decrease related to the release of $4,592 in accruals for settlements, statute of limitation expirations, interest, and penalties, offset by additional accruals of $3,141 for unrecognized tax benefits, interest, and penalties. Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by approximately $4,037 related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations. Of this amount, $2,951 would result in an income tax benefit for the Company and $1,086 would result in a decrease to interest expense in the condensed consolidated statements of comprehensive income.

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
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

noted above. The Company is liable for the obligations of each foreign borrower, but the obligations of the foreign borrowers are several (not joint) in nature.

Interest Rate Terms. At the Company's election, interest under the Credit Agreement is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Initial interest for the revolving loans was at adjusted LIBOR plus 1.25% per annum, in the case of LIBOR borrowings, or at ABR plus 0.25% per annum. ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. The initial compliance certificate was delivered within 45 days from the quarter ending September 30, 2018, and interest for borrowings in US dollars is now variable and will fluctuate between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company's total adjusted leverage ratio. Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of December 31, 2018, the US dollar LIBOR and ABR rates, with relevant spreads for borrowings made this quarterly period, were 3.75% and 5.75%, respectively.

Commitment Fees. The Company was initially required to pay fees of 0.15% per annum on the daily unused amount under the Primary Credit Facility. After the compliance certificate was delivered for the quarter ending September 30, 2018, the fee rate now fluctuates between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. On termination of the Prior Credit Agreement, the Company repaid $27,000 of borrowings made during the quarter ended September 30, 2018 and had outstanding letters of credit of $549, which continued to be upheld under the Credit Agreement. During the nine months ended December 31, 2018, the Company borrowed and made repayments of $116,000 under the Primary Credit Facility. As of December 31, 2018, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of December 31, 2018, available borrowings under the Primary Credit Facility were $399,451.

Subsequent to December 31, 2018 through February 1, 2019, the Company made no additional borrowings under the Primary Credit Facility. At February 1, 2019, the Company had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

Deferred Financing Costs. In connection with entering into the Primary Credit Facility, the Company paid certain commitment, arrangement and other fees to JPMorgan, Comerica and other parties to the Primary Credit Facility, and reimbursed certain of the parties’ expenses, which totaled $1,292, and were recorded in prepaid expenses and other assets. These costs are amortized on a straight-line basis over the term of the Primary Credit Facility. Deferred financing costs associated with the Prior Credit Agreement had a remaining unamortized balance in prepaid expenses of $447, and, on the date of refinancing the Primary Credit Facility, were written off to interest expense during the quarterly period ended September 30, 2018.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $43,613, and to remove the sublimit of CNY 50,000, or $7,269, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $14,538.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate, which was 4.35% as of December 31, 2018, and is multiplied by a variable liquidity factor, which resulted in an effective interest rate of 4.79%.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

During the nine months ended December 31, 2018, the Company borrowed and made repayments of $18,857 under the China Credit Facility. As of December 31, 2018, the Company had no outstanding balance and available borrowings of $43,613 under the China Credit Facility. Subsequent to December 31, 2018 through February 1, 2019, the Company made no additional borrowings, had no outstanding balance, and available borrowings of approximately $43,613 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,988, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2020 under the terms of the original agreement. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. As of December 31, 2018, TIBOR for three months was 0.06% and the effective interest rate was 0.46%.

During the nine months ended December 31, 2018, the Company made no borrowings or repayments under the Japan Credit Facility. As of December 31, 2018, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $49,988. Subsequent to December 31, 2018 through February 1, 2019, the Company made no additional borrowings, had no outstanding balance, and available borrowings of approximately $49,988 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for approximately $33,900. As of December 31, 2018, the outstanding principal balance under the mortgage was $31,656, which includes $600 in short-term borrowings and $31,056 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of approximately $23,700, in addition to any then-outstanding balance, on July 1, 2029.

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

Under the Primary Credit Facility, the Company is also subject to other customary limitations, as well as usual and customary events of default, which include: non-payment of principal, interest, fees and other amounts; breach of a representation or warranty; non-performance of covenants and obligations; default on other material debt; bankruptcy or insolvency; material judgments; incurrence of certain material ERISA liabilities; and a change of control of the Company (as defined in the Credit Agreement). During the three months ended December 31, 2018, and in connection with entering into the Primary Credit Facility, the Company amended the debt covenants associated with its mortgage to mirror the debt covenants defined in the Credit Agreement. As of December 31, 2018, the Company was in compliance with all debt covenants under the revolving credit facilities and the mortgage.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of December 31, 2018. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts recorded in the condensed consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

During the nine months ended December 31, 2018, there were no material changes to the obligations reported in the 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product, (3) purchase obligations for raw materials, (4) future capital expenditures, commitments under service contracts, or contractual requirements to pay promotional expenses, and (5) legal proceedings and claims, other than those that occurred in the ordinary course of business.

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

Annual Awards

The Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
	Shares Granted	Weighted-average grant date fair value	Shares Granted	Weighted-average grant date fair value
Annual RSUs	765	$127.27	60,000	$115.80
Annual PSUs	—	—	31,320	116.34
Total	765	$127.27	91,320	$115.98

These grants entitle the recipients to receive shares of the Company's common stock upon vesting. The Annual RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter. As of December 31, 2018, for those Annual PSUs with target performance criteria related to the fiscal year ending March 31, 2019, the Company determined that achievement of the target performance criteria was probable.

The Company recorded aggregate stock compensation expense for the Annual RSUs and Annual PSUs, net of forfeitures, of $2,343 and $2,461 during the three months ended December 31, 2018 and 2017, respectively, and $7,126 and $7,163 during the nine months ended December 31, 2018 and 2017, respectively, in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock compensation expense for Annual RSUs and Annual PSUs granted as of December 31, 2018, excluding estimated forfeitures, was $11,434.

Subsequent to December 31, 2018 through February 1, 2019, the Company granted 400 Annual RSUs at a weighted-average grant date fair value of $125.10 and no Annual PSUs.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Long-Term Incentive Plan Options

During the three and nine months ended December 31, 2018, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP. If the recipient provides continuous service, the LTIP NQSOs will vest if the Company achieves the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. Subsequent to December 31, 2018 through February 1, 2019, the Company granted no LTIP NQSOs.

The Company recorded aggregate stock compensation expense for outstanding LTIP NQSOs, net of forfeitures, of $933 and $947 during the three months ended December 31, 2018 and 2017, respectively, and $2,836 and $2,447 during the nine months ended December 31, 2018 and 2017, respectively, in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock compensation expense for all LTIP NQSOs granted as of December 31, 2018, excluding estimated forfeitures, was $2,711.

Long-Term Incentive Plan Awards

In September 2018, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2019 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2019 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2021. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2019 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the measurement period, the vesting of the 2019 LTIP PSUs will be subject to adjustment based on the application of a relative total shareholder return (TSR) modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2018 and ending on the vesting date. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 36-month performance period.

Under the new program, the Company granted awards at the target performance level of 41,793 2019 LTIP PSUs during the quarter ended September 30, 2018. The average grant date fair value of these 2019 LTIP PSUs was $120.24 per share. Based on the Company's current long-range forecast, the Company has determined that the achievement of at least the target performance criteria of these awards continues to be probable, and therefore has recorded stock compensation expense of approximately $454 and $513 for the three and nine months ended December 31, 2018, respectively, in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock compensation expense at the target performance level for 2019 LTIP PSUs granted as of December 31, 2018, excluding estimated forfeitures, was $4,512.

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
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

The fair value of the notional amount of both the Designated and Non-Designated Derivative Contracts are recorded in other current assets or other accrued expenses in the condensed consolidated balance sheets. Changes in the fair value of Designated Derivative Contracts are recognized as a component of accumulated other comprehensive loss (AOCL) within stockholders' equity, and are recognized in earnings in the condensed consolidated statements of comprehensive income during the period which approximates the time the corresponding third-party sales occur.

As of December 31, 2018, the Company had the following derivative contracts recorded at fair value:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$19,156	$7,894	$27,050
Fair value recorded in other current assets	1,850	94	1,944
Fair value recorded in other accrued expenses	—	(5)	(5)

As of December 31, 2018, the Company's outstanding derivative contracts were held by an aggregate of three counterparties, all with various maturity dates within the next three months. Subsequent to December 31, 2018 through February 1, 2019, the Company did not enter into any Designated Derivative Contracts or Non-Designated Derivative Contracts.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amount of gain (loss) on derivative instruments (effective portion) recognized in other comprehensive (loss) income	$998	$108	$8,356	$(9,682)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income into net sales (effective portion)	5,127	(3,914)	7,293	(6,197)
Amount of gain excluded from effectiveness testing recognized in SG&A expenses	363	273	1,843	1,045

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amount of gain (loss) on derivative instruments recognized in SG&A expenses	$504	$211	$1,241	$(2,455)

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. During the nine months ended December 31, 2018, the Designated Derivative Contracts remained effective and that portion of any gain or loss was recognized in AOCL and reclassified into earnings in the same period or periods during which the transaction affected earnings. The Company records the changes in AOCL for unrealized gains or losses on Designated Derivative Contracts net of income tax effects. During the three months ended December 31, 2018 and 2017, the Company recognized $999 and $1,513 of income tax benefit and expense for its Designated Derivative Contracts, respectively, and $66 and $1,312 of income tax expense and benefit during the nine months ended December 31, 2018 and 2017, respectively, within other comprehensive (loss) income in the condensed consolidated statements of comprehensive income. These amounts are inclusive of the income tax effects of the Tax Reform Act reclassified from AOCL to retained earnings in the condensed consolidated balance sheets. As of December 31, 2018, the amount of unrealized gains on derivative contracts recognized in AOCL are expected to be reclassified into income within the next six months. Refer to Note 10, "Stockholders' Equity," for further information.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

Stock repurchase activity under these programs for the nine months ended December 31, 2018 is as follows:

Average price paid per share	$115.22
Total number of shares repurchased*	1,400,699
Dollar value of shares repurchased	$161,395

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

In January 2019, the Company's Board of Directors approved a new $261,000 stock repurchase program, increasing the Company's aggregate remaining approved amount under its various stock repurchase programs to $350,212. Subsequent to December 31, 2018 through February 1, 2019, the Company made no additional share repurchases.

Since inception of the Company's 2015 stock repurchase program, as of December 31, 2018 and through February 1, 2019, the Company has repurchased an aggregate of 5,123,201 shares for $445,788, at an average price paid of $87.01 per share, leaving the aggregate remaining approved amount at $350,212.

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, are as follows:

	December 31, 2018	March 31, 2018
Unrealized gain on cash flow hedges	$1,241	$243
Cumulative foreign currency translation loss	(23,769)	(13,226)
Total	$(22,528)	$(12,983)

Note 11. Net Income per Share

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic	29,157,000	31,863,000	29,807,000	31,956,000
Dilutive effect of equity awards	240,000	178,000	256,000	230,000
Diluted	29,397,000	32,041,000	30,063,000	32,186,000

Excluded*
Annual RSUs and Annual PSUs	1,000	53,000	1,000	54,000
LTIP PSUs	84,000	269,000	84,000	269,000
LTIP NQSOs	185,000	397,000	185,000	397,000
Deferred Non-Employee Director Equity Awards	—	3,000	2,000	3,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

*The equity awards excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, "Stock Compensation," for further information.

Note 12. Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during Q1 2019. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company's other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and the Company's increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in Q1 2019, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

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

The Company evaluates reportable operating segment performance, primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments include only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and directly related costs of employees and their respective expenses. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales
UGG brand wholesale	$388,039	$365,734	$788,981	$751,057
HOKA brand wholesale	46,243	26,233	129,758	88,470
Teva brand wholesale	20,087	16,389	69,161	65,006
Sanuk brand wholesale	9,172	10,366	40,608	44,673
Other brands wholesale	18,703	10,033	39,404	15,282
Direct-to-Consumer	391,556	381,723	558,395	538,167
Total	$873,800	$810,478	$1,626,307	$1,502,655

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Income (loss) from operations
UGG brand wholesale	$141,080	$125,381	$280,978	$241,578
HOKA brand wholesale	8,791	176	22,689	8,984
Teva brand wholesale	1,685	762	11,596	7,621
Sanuk brand wholesale	(635)	(350)	3,856	5,295
Other brands wholesale	4,513	1,672	10,150	1,933
Direct-to-Consumer	155,333	136,034	150,884	120,529
Unallocated overhead costs	(66,049)	(70,484)	(184,437)	(181,650)
Total	$244,718	$193,191	$295,716	$204,290

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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	December 31, 2018	March 31, 2018
Assets
UGG brand wholesale	$424,019	$229,894
HOKA brand wholesale	88,318	65,943
Teva brand wholesale	58,216	85,980
Sanuk brand wholesale	59,269	79,322
Other brands wholesale	23,580	8,866
Direct-to-Consumer	122,022	112,355
Total assets from reportable operating segments	775,424	582,360
Unallocated cash and cash equivalents	515,938	429,970

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

	December 31, 2018	March 31, 2018
Unallocated deferred tax assets	32,773	38,381
Unallocated other corporate assets	218,316	213,668
Total	$1,542,451	$1,264,379

Note 13. Concentration of Business

Regions and Customers

The Company sells its products throughout the US and to foreign customers, with concentrations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
International Net Sales	$300,785	$308,828	$599,992	$577,615
% of Net Sales	34.4%	38.1%	36.9%	38.4%
Net Sales in Foreign Currencies	$262,768	$282,119	$489,781	$491,547
% of Net Sales	30.1%	34.8%	30.1%	32.7%

For the three and nine months ended December 31, 2018 and 2017, no single foreign country comprised 10.0% or more of the Company's total net sales.

The Company's five largest customers accounted for approximately 26.2% and 25.4% of worldwide sales for the three and nine months ended December 31, 2018, respectively, compared to 25.5% and 26.1% for the three and nine months ended December 31, 2017, respectively. One customer comprised 10.0% or more of the Company's net sales during the three months ended December 31, 2018, compared to no single customer during the three months ended December 31, 2017. No single customer comprised 10.0% or more of the Company's net sales during the nine months ended December 31, 2018 and 2017. At December 31, 2018, one customer comprised 17.8% of the Company's net trade accounts receivable compared to two customers that made up 21.6% of the Company's net trade accounts receivable at March 31, 2018. Management performs regular evaluations concerning the ability of the Company's customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based on these evaluations.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollar amounts in thousands, except per share or share data)

Long-Lived Assets

Long-lived assets, which consist of net property and equipment, was as follows:

	December 31, 2018	March 31, 2018
US	$198,714	$203,956
All other countries*	16,846	16,206
Total	$215,560	$220,162

*No single foreign country's net property and equipment comprised 10.0% or more of the Company's total net property and equipment as of December 31, 2018 and March 31, 2018.

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

Management continues to seek to optimize our worldwide owned retail store footprint and we may achieve additional SG&A expense savings as a result. Our decision to open or close retail store locations is evaluated based on the operating results of each store and our retail store fleet optimization strategies in line with our long-term objectives. In connection with our restructuring plan, we closed 43 retail stores as of December 31, 2018, including conversions to partner retail stores, and consolidated our brand operations and corporate headquarters.

Through December 31, 2018, we had incurred cumulative restructuring charges by category, as follows:

Cumulative Restructuring Charges
Lease terminations	$18,282
Retail store fixed asset impairment	9,372
Severance costs	9,776
Software and office fixed asset impairment	6,987
Other*	11,202
Total	$55,619

*Includes costs related to office consolidations and termination of contracts and services.

During the nine months ended December 31, 2018 and 2017, we incurred $295 and $1,667 of restructuring charges, respectively, which were recorded in SG&A expenses in the condensed consolidated statements of comprehensive income. During the nine months ended December 31, 2018 and 2017, these restructuring charges were recorded in SG&A expenses in the DTC reportable operating segment ($295 and $149, respectively) and unallocated overhead costs ($1,518 for the nine months ended December 31, 2017). We currently do not anticipate incurring material restructuring charges in future periods.

The cumulative annualized SG&A expense savings by applicable reportable operating segment, realized as of December 31, 2018, were approximately as follows:

Cumulative Annualized SG&A Expense Savings
UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	41,000
Unallocated overhead costs	17,000
Total	$61,000

Refer to Note 1, "General," under the section entitled "Restructuring" of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information regarding our restructuring plan.

Operating Profit Improvement Plan. In February 2017, we announced that, in addition to continuing to execute on our restructuring plan, we would implement various business transformation initiatives designed to further reduce expenses and improve gross margins, the projected combined impact of which was expected to be approximately $100,000 of net annualized operating profit improvement by the end of the fiscal year ending March 31, 2020. As of December 31, 2018, we have achieved in excess of $100,000 of net annualized operating profit improvement as a result of the successful implementation of these plans and initiatives. Consistent with our strategy, the principal drivers of the net annualized operating profit improvement include: SG&A expense savings resulting from our restructuring plan, primarily driven by retail store closures and office consolidations; additional SG&A expense savings resulting from lower corporate infrastructure costs and process improvement efficiencies; and costs of goods sold improvements resulting from lower input costs and improved supply chain management. We may experience additional SG&A expense savings and cost of goods sold improvements, although both the amount and timing of these impacts are uncertain and based upon numerous factors, including, but not limited to, retail store optimization decisions and the related costs, the timing and success of certain supply chain management and inventory control improvements, the costs associated with improving manufacturing operations, and the net impact of certain costs savings initiatives on our operating profit.

Stock Repurchase Programs. In October 2017, our Board of Directors approved a stock repurchase program which, together with a stock repurchase program approved in 2015 (2015 Repurchase Program), authorized us to repurchase a total of up to $400,294 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (2017 Repurchase Program). As of December 31, 2018, the aggregate remaining approved amount under the 2017 Repurchase Program was $89,212. The full amount originally authorized under the 2015 Repurchase Program has been repurchased and the 2015 Repurchase Program has been completed.

In January 2019, our Board of Directors approved a new $261,000 stock repurchase program (2019 Repurchase Program), increasing our aggregate remaining approved amount under the 2017 Repurchase Program and 2019 Repurchase Program (Stock Repurchase Programs) to $350,212. Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds," in Part II, Item 2, within this Quarterly Report for further information on our Stock Repurchase Programs.

Cash Repatriation. As a result of the enactment of the Tax Reform Act on December 22, 2017, our accumulated foreign earnings as of December 31, 2017 were subject to a one-time mandatory deemed repatriation tax in transition to a territorial tax regime. In response to the new legislation, we repatriated $250,000 of cash and cash equivalents during the fourth quarter of the fiscal year ended March 31, 2018. We continue to evaluate our cash repatriation strategy and we anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations. For further details on the impacts of the Tax Reform Act during the fiscal year ended March 31, 2018, refer to our 2018 Annual Report and Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report. Refer to the section entitled "Liquidity and Capital Resources" within this Part I, Item 2 for further information on the impacts of the Tax Reform Act on our liquidity and cash management strategy.

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

•
In light of the shift in consumer shopping behavior, we are seeking to optimize our retail store footprint. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores.

•
We expect our E-Commerce business will continue to be a driver of long-term growth, although we expect the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•
During fall 2018, we implemented an allocation and segmentation strategy for the UGG brand's core Classics franchise in the US wholesale channel. We plan to continue this strategic management of the wholesale channel in future seasons.

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

Segment Overview

We perform an annual assessment of the appropriateness of our reportable operating segments during the third quarter of our fiscal year. However, due to known circumstances arising during the three months ended June 30, 2018, management performed this assessment during Q1 2019. These circumstances included quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to our other reportable operating segments, as well as qualitative factors such as the ongoing growth of, and our increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in Q1 2019, we added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change. Our six reportable operating segments now include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the CODM, who is our Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

Teva Brand. The Teva brand pioneered the sport sandal category in 1984 and is a leader within the sport sandal and modern outdoor lifestyle categories by fueling the expression of freedom.

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

Our retail store fleet is made up of UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. At December 31, 2018, we had a total of 157 retail stores worldwide, which includes 91 concept stores and 66 outlet stores. During the nine months ended December 31, 2018, we opened four concept stores, closed one outlet store, and closed 11 concept stores, including conversions of Company-owned concept stores to partner retail stores. Included in the total count of retail stores worldwide are concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. In certain international markets, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of worldwide Company-owned retail stores. When a partner retail store is opened or a store is converted into a partner retail store, the store becomes wholly-owned and operated by third parties and related sales are recorded in our UGG brand or Sanuk brand wholesale reportable operating segments.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2018, we operated our E-Commerce business through an aggregate of 22 Company-owned websites in nine different countries.

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

We report comparable DTC sales on a constant currency basis for combined DTC operations that were open throughout the current and prior reporting period, and have adjusted the prior reporting period to conform to the current fiscal year presentation and accounting policy change for the adoption of the new revenue standard. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other retailers.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

The following table summarizes our results of operations:

	Three Months Ended December 31,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$873,800	100.0%	$810,478	100.0%	$63,322	7.8%
Cost of sales	403,707	46.2	387,007	47.8	(16,700)	(4.3)
Gross profit	470,093	53.8	423,471	52.2	46,622	11.0
Selling, general and administrative expenses	225,375	25.8	230,280	28.4	4,905	2.1
Income from operations	244,718	28.0	193,191	23.8	51,527	26.7
Other expense, net	51	—	138	—	87	63.0
Income before income taxes	244,667	28.0	193,053	23.8	51,614	26.7
Income tax expense	48,293	5.5	106,712	13.2	58,419	54.7
Net income	$196,374	22.5%	$86,341	10.7%	$110,033	127.4%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$573,015	$501,650	$71,365	14.2%
International	300,785	308,828	(8,043)	(2.6)
Total	$873,800	$810,478	$63,322	7.8%

	Three Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by brand and channel
UGG brand
Wholesale	$388,039	$365,734	$22,305	6.1%
Direct-to-Consumer	373,008	368,921	4,087	1.1
Total	761,047	734,655	26,392	3.6
HOKA brand
Wholesale	46,243	26,233	20,010	76.3
Direct-to-Consumer	10,676	5,534	5,142	92.9
Total	56,919	31,767	25,152	79.2
Teva brand
Wholesale	20,087	16,389	3,698	22.6
Direct-to-Consumer	2,839	3,116	(277)	(8.9)
Total	22,926	19,505	3,421	17.5
Sanuk brand
Wholesale	9,172	10,366	(1,194)	(11.5)
Direct-to-Consumer	3,739	3,514	225	6.4
Total	12,911	13,880	(969)	(7.0)
Other brands
Wholesale	18,703	10,033	8,670	86.4
Direct-to-Consumer	1,294	638	656	102.8
Total	19,997	10,671	9,326	87.4
Total	$873,800	$810,478	$63,322	7.8%

Total Wholesale	$482,244	$428,755	$53,489	12.5%
Total Direct-to-Consumer	391,556	381,723	9,833	2.6
Total	$873,800	$810,478	$63,322	7.8%

Consolidated net sales increased primarily due to higher UGG, HOKA and Other brand wholesale sales, as well as total DTC sales. Further, we experienced an increase in total volume of pairs sold of 13.0% to 12,200 compared to 10,800 during the prior period. On a constant currency basis, net sales increased 7.7%, compared to the prior period. Drivers for significant changes in net sales were as follows:

•
Wholesale net sales of our UGG brand increased primarily due to a higher volume of pairs sold, partially offset by a lower weighted-average selling price per pair (WASPP), driven by growth in our UGG Men's business and non-Classic styles in UGG Women's and a shift in product mix as a result of our UGG Classics franchise allocation. On a constant currency basis, wholesale net sales of our UGG brand increased 4.8%, compared to the prior period.

•
Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold driven by its continued global growth, primarily in the US and Europe, as well as additional sales generated by updates to key franchises, and a higher WASPP driven by higher international full-priced selling.

•	Wholesale net sales of our Teva brand increased due to a higher WASPP, primarily driven by higher prices on fewer closeouts.

•
Wholesale net sales of our Other brands increased due to a higher volume of pairs sold driven by continued growth in the US family value channel for the Koolaburra brand, partially offset by a lower WASPP due to product and customer mix.

•
DTC net sales increased 2.6% primarily due to a higher WASPP, partially offset by a lower volume of pairs sold, driven by fewer promotions throughout the holiday season and fewer retail stores. Comparable DTC net sales for the 13 weeks ended December 30, 2018 increased 1.4% compared to the same period during fiscal year 2018. The increase in comparable DTC net sales was due to growth in our E-Commerce business primarily for the UGG and HOKA brands, partially offset by lower sales for the UGG brand in Asia and Europe. In addition, we experienced a lower deferral of in transit sales as part of a change in accounting policy for adoption of the new revenue standard (refer to the section entitled "Critical Accounting Policies and Estimates" within this Part I, Item 2, for further information).

•
International sales, which are included in the reportable operating segment sales presented above, decreased by 2.6% compared to the prior period. International sales represented 34.4% and 38.1% of total net sales for the three months ended December 31, 2018 and 2017, respectively. The decrease was primarily due to lower sales for the UGG brand in Asia and Europe, partially offset by higher sales for the HOKA brand in Europe and Asia.

Gross Profit. Gross margin increased to 53.8% from 52.2% in the prior period due to fewer closeout sales driving higher full-priced selling, as well as lower input costs as we execute our supply chain initiatives as part of our operating profit improvement plan.

Selling, General and Administrative Expenses. The net decrease in SG&A expenses, compared to the prior period, was primarily the result of:

•
decreased professional and consulting service costs of $10,731, primarily driven by lower costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized during the current quarter;

•	decreased impairment and depreciation charges of $2,084, primarily due to lower retail store-related impairments and depreciation for retail store closures completed in prior periods; and

•
increased variable advertising, promotion and other operating expenses of $7,954, primarily due to higher marketing investment to drive sales for the HOKA and UGG brands, as well as higher variable related costs for our DTC operations.

Income from Operations. Income (loss) from operations by reportable operating segment were as follows:

	Three Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$141,080	$125,381	$15,699	12.5%
HOKA brand wholesale	8,791	176	8,615	4,894.9
Teva brand wholesale	1,685	762	923	121.1
Sanuk brand wholesale	(635)	(350)	(285)	(81.4)
Other brands wholesale	4,513	1,672	2,841	169.9
Direct-to-Consumer	155,333	136,034	19,299	14.2
Unallocated overhead costs	(66,049)	(70,484)	4,435	6.3
Total	$244,718	$193,191	$51,527	26.7%

The increase in total income from operations, compared to the prior period, was driven by higher sales at higher gross margins, as well as lower overall SG&A expenses. Drivers for significant changes in income from operations were as follows:

•
The increase in income from operations of UGG and HOKA brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher variable marketing expenses.

•	The increase in income from operations of Other brands wholesale was due to higher sales at higher gross margins.

•
The increase in income from operations of DTC was primarily due to higher sales at higher gross margins, as well as lower overall retail store operating costs driven by store closures completed in prior periods, including related impairments and depreciation costs, partially offset by higher warehouse expenses driven by higher sales.

•
The decrease in unallocated overhead costs was primarily due to lower professional and consulting service costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized during the current quarter, partially offset by changes in foreign currency exchange rates for Canadian, European, and Asian currencies, higher variable performance-based compensation, and higher warehouse-related expenses associated with the Moreno Valley warehouse and distribution center expansion.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to a decrease in interest expense due to lower average debt balances and an increase in interest income driven by higher interest rate yields on higher average invested cash balances.

Income Taxes. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2018	2017
Income tax expense	$48,293	$106,712
Effective income tax rate	19.7%	55.3%

The decrease in our effective income tax rate was due to the impacts of the enactment of the Tax Reform Act on December 22, 2017, as well as a change in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2019, further reduced by $2,218 net discrete tax benefits related to vesting of stock compensation awards, tax adjustments resulting from the filing of prior fiscal year tax returns, and release of income tax reserves.

Foreign income before income taxes was $83,386 and $95,053 and worldwide income before income taxes was $244,667 and $193,053 during the three months ended December 31, 2018 and 2017, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, was primarily due to decreased foreign gross margin relative to worldwide gross margin improvement compared to the prior period, as well as increased foreign operating expense as a percentage of sales relative to decreased worldwide operating expense as a percentage of sales compared to the prior period.

Refer to the section entitled "Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017" within this Part I, Item 2, for further details on our pre-tax earnings, effective tax rate for the fiscal year ending March 31, 2019, and the reduction to the US federal income tax rate. For further details on the impacts of the Tax Reform Act, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report.

Net Income. Net income increased, compared to the prior period, primarily due to higher sales at higher gross margins and lower SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted average common shares outstanding driven by stock repurchases.

Other Comprehensive Loss. Other comprehensive loss increased compared to the prior period due to higher unrealized foreign currency exchange rate hedge losses, partially offset by lower net foreign currency translation losses driven by changes in our net asset position and European and Asian foreign currency exchange rates.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,626,307	100.0%	$1,502,655	100.0%	$123,652	8.2%
Cost of sales	789,362	48.5	763,442	50.8	(25,920)	(3.4)
Gross profit	836,945	51.5	739,213	49.2	97,732	13.2
Selling, general and administrative expenses	541,229	33.3	534,923	35.6	(6,306)	(1.2)
Income from operations	295,716	18.2	204,290	13.6	91,426	44.8
Other expense, net	325		1,503	0.1	1,178	78.4
Income before income taxes	295,391	18.2	202,787	13.5	92,604	45.7
Income tax expense	55,052	3.4	109,008	7.3	53,956	49.5
Net income	$240,339	14.8%	$93,779	6.2%	$146,560	156.3%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Nine Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,026,315	$925,040	$101,275	10.9%
International	599,992	577,615	22,377	3.9
Total	$1,626,307	$1,502,655	$123,652	8.2%
Net sales by brand and channel
UGG brand
Wholesale	$788,981	$751,057	$37,924	5.0%
Direct-to-Consumer	504,871	498,697	6,174	1.2
Total	1,293,852	1,249,754	44,098	3.5
HOKA brand
Wholesale	129,758	88,470	41,288	46.7
Direct-to-Consumer	26,259	14,588	11,671	80.0
Total	156,017	103,058	52,959	51.4
Teva brand
Wholesale	69,161	65,006	4,155	6.4
Direct-to-Consumer	15,315	13,588	1,727	12.7
Total	84,476	78,594	5,882	7.5
Sanuk brand
Wholesale	40,608	44,673	(4,065)	(9.1)
Direct-to-Consumer	10,537	10,605	(68)	(0.6)
Total	51,145	55,278	(4,133)	(7.5)
Other brands
Wholesale	39,404	15,282	24,122	157.8
Direct-to-Consumer	1,413	689	724	105.1
Total	40,817	15,971	24,846	155.6
Total	$1,626,307	$1,502,655	$123,652	8.2%

	Nine Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Total Wholesale	$1,067,912	$964,488	$103,424	10.7%
Total Direct-to-Consumer	558,395	538,167	20,228	3.8
Total	$1,626,307	$1,502,655	$123,652	8.2%

Consolidated net sales increased primarily due to higher UGG, HOKA, and Other brand wholesale sales. Further, we experienced an increase in total volume of pairs sold of 12.6% to 26,800 compared to 23,800 during the prior period. On a constant currency basis, net sales increased 7.6%, compared to the prior period. Drivers for significant changes in net sales were as follows:

•
Wholesale net sales of our UGG brand increased due to a higher volume of pairs sold, partially offset by a lower WASPP, driven by growth in our UGG Men's business and non-Classic styles in UGG Women's, a shift in product mix as a result of our UGG Classics franchise allocation, as well as selling of our summer and spring product lines. On a constant currency basis, wholesale net sales of our UGG brand increased 3.9% compared to the prior period.

•
Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold driven by its continued global growth, primarily in the US and Europe, as well as additional sales generated by updates to key franchises, compared to the prior period.

•	Wholesale net sales of our Teva brand increased due to a higher volume of pairs sold driven by product mix and a higher WASPP, primarily driven by higher prices on fewer closeouts.

•
Wholesale net sales of our Sanuk brand decreased due to a lower WASPP, as well as a lower volume of pairs sold, primarily driven by lower performance in the domestic surf specialty channel and lower international sales in connection with our strategic focus on US markets.

•
Wholesale net sales of our Other brands increased due to a higher volume of pairs sold driven by continued growth in the US family value channel for the Koolaburra brand, partially offset by a lower WASPP due to product and customer mix.

•
DTC net sales increased 3.8% primarily due to a higher volume of pairs sold, primarily driven by the HOKA, Teva and Other brands, compared to the prior period. Comparable DTC net sales for the 39 weeks ended December 30, 2018 increased 2.6% compared to the same period during fiscal year 2018. The increase in comparable DTC net sales was due to growth in our E-Commerce business primarily for the UGG and HOKA brands. In addition, we experienced a lower deferral of in transit sales as part of a change in accounting policy for the adoption of the new revenue standard (refer to the section entitled "Critical Accounting Policies and Estimates" within this Part I, Item 2, for further information).

•
International sales, which are included in the reportable operating segment sales presented above, increased by 3.9% compared to the prior period. International sales represented 36.9% and 38.4% of total net sales for the nine months ended December 31, 2018 and 2017, respectively. The increase was primarily due to higher sales for the HOKA and Teva brands in Europe and Asia.

Gross Profit. Gross margin increased to 51.5% from 49.2% in the prior period due to lower input costs as we execute our supply chain initiatives as part of our operating profit improvement plan, lower air-freight costs for our domestic wholesale business, fewer closeout sales driving higher full-priced selling, and favorable foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•
increased variable advertising, promotion and other operating expenses of $10,155, primarily due to higher marketing investment to drive sales for the HOKA and UGG brands, as well as higher variable related costs for our DTC operations;

•	increased foreign currency-related losses of $6,782 driven by changes in foreign currency exchange rates for Canadian, Asian, and European currencies;

•
increased compensation costs of $6,762, primarily due to higher accruals for variable performance-based compensation and higher global headcount, partially offset by consulting costs related to the strategic review process in the prior period;

•
decreased professional and consulting service costs of $12,427, primarily driven by lower costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized during the current quarter; and

•	decreased impairment and depreciation charges of approximately $5,067, primarily due to lower retail store-related impairments and depreciation for retail store closures completed in prior periods.

Income from Operations. Income (loss) from operations by reportable operating segment were as follows:

	Nine Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$280,978	$241,578	$39,400	16.3%
HOKA brand wholesale	22,689	8,984	13,705	152.5
Teva brand wholesale	11,596	7,621	3,975	52.2
Sanuk brand wholesale	3,856	5,295	(1,439)	(27.2)
Other brands wholesale	10,150	1,933	8,217	425.1
Direct-to-Consumer	150,884	120,529	30,355	25.2
Unallocated overhead costs	(184,437)	(181,650)	(2,787)	(1.5)
Total	$295,716	$204,290	$91,426	44.8%

The increase in total income from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses, primarily driven by higher variable overhead costs. Drivers for significant changes in income from operations were as follows:

•
The increase in income from operations of UGG, HOKA, Other and Teva brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher marketing and selling expenses.

•	The decrease in income from operations of Sanuk brand wholesale was primarily due to lower sales, partially offset by higher gross margins.

•
The increase in income from operations of DTC was primarily due to higher sales at higher gross margins, as well as lower overall retail store operating costs driven by store closures completed in prior periods, including related impairments and depreciation costs, partially offset by higher warehouse expenses driven by higher sales.

•
The increase in unallocated overhead costs was primarily due to changes in foreign currency exchange rates for Canadian, Asian, and European currencies, higher variable performance-based compensation, and higher warehouse-related expenses associated with the Moreno Valley warehouse and distribution center expansion, partially offset by lower professional and consulting service costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized in the current quarter.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields and higher average invested cash balances, partially offset by the write-off of unamortized debt issuance costs associated with the refinancing of our Prior Credit Agreement.

Income Taxes. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2018	2017
Income tax expense	$55,052	$109,008
Effective income tax rate	18.6%	53.8%

The decrease in our effective income tax rate was due to the impacts of the enactment of the Tax Reform Act on December 22, 2017, as well as a change in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2019, further reduced by $5,861 net discrete tax benefits related to vesting of stock compensation awards, tax adjustments resulting from the filing of prior fiscal year tax returns, and release of income tax reserves. The Tax Reform Act reduced the US federal income tax rate from 35.0% to 21.0% and our foreign earnings are now subject to US taxation as they are considered global intangible low-taxed income.

Foreign income before income taxes was $130,867 and $133,826 and worldwide income before income taxes was $295,391 and $202,787 during the nine months ended December 31, 2018 and 2017, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, was primarily due to flat foreign gross margin improvement relative to higher worldwide gross margin compared to the prior period, as well as increased foreign operating expense as a percentage of sales relative to decreased worldwide operating expense as a percentage of sales compared to the prior period.

For the nine months ended December 31, 2018 and 2017, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. As of December 31, 2018, we had $304,855 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Due to the effective date of certain provisions under the Tax Reform Act, we have not recognized the one-time mandatory deemed repatriation tax with respect to a small portion of our unremitted earnings of non-US subsidiaries, as a result of which such earnings are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon repatriation by means of the remittance of taxable dividends or upon the sale or liquidation of these subsidiaries.

We expect our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our retail store and fleet optimization, the impact of our cost savings initiatives, the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes. For further information on the impacts of the Tax Reform Act, refer to Note 5, "Income Taxes," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report.

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

We repatriated $250,000 of cash and cash equivalents during the fiscal year ended March 31, 2018. As of December 31, 2018, we had $304,855 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations.

We continue to evaluate our capital allocation strategy and consider further opportunities to put global cash to use in a way that will profitably grow our business and drive stockholder value, including by repurchasing our stock. Our Board of Directors has authorized Stock Repurchase Programs pursuant to which we have the authority to repurchase our common stock. Most recently, in January 2019, our Board of Directors approved a new $261,000 stock repurchase program, increasing our aggregate remaining approved amount under our Stock Repurchase Programs to $350,212. Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Refer to the section entitled "Unregistered Sales of Equity Securities and Use of Proceeds," in Part II, Item 2, within this Quarterly Report for further information on our stock repurchase programs.

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

Capital Resources

Primary Credit Facility. In September 2018, we refinanced our Prior Credit Agreement and entered into a new Credit Agreement which provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of December 31, 2018 and through February 1, 2019, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $43,613. As of December 31, 2018 and through February 1, 2019, we had no outstanding balance and available borrowings of $43,613 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,988. As of December 31, 2018 and through February 1, 2019, we had no outstanding balance and available borrowings of $49,988 under our Japan Credit Facility.

Mortgage. As of December 31, 2018, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $31,656. The loan will mature and require a balloon payment in the amount of $23,700, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of December 31, 2018, we were in compliance with all debt covenants under our revolving credit facilities and our mortgage.

Refer to Note 6, "Revolving Credit Facilities and Mortgage Payable," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the refinancing and related terms of our Primary Credit Facility, as well as our other revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended December 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$279,740	$253,096	$26,644	10.5%
Net cash used in investing activities	(21,764)	(21,402)	(362)	(1.7)
Net cash used in financing activities	(167,158)	(32,592)	(134,566)	(412.9)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments and changes in working capital.

The increase in net cash provided by operating activities during the nine months ended December 31, 2018, compared to the prior period, was due to the positive net change in net income after non-cash adjustments of $131,376, partially offset by a net negative change in operating assets and liabilities of $104,732. The changes in operating assets and liabilities were primarily due to net negative impacts for long-term liabilities, accrued expenses and trade accounts receivable, partially offset by inventories.

Investing Activities. Net cash used in investing activities was relatively flat during the nine months ended December 31, 2018, compared to the prior period. For the remainder of the fiscal year ending March 31, 2019, we estimate capital expenditures will range from approximately $8,000 to $10,000. We anticipate these expenditures will primarily relate to the build-out of our distribution facilities, IT infrastructure, and system improvement costs, as well as fixtures and upgrade costs for certain retail stores in the US and Asia. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of facility build-outs, as well as unforeseen needs to replace existing assets, and the timing of other unanticipated expenditures.

Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2018 was primarily due to higher stock repurchases of $136,708 compared to the prior period. Refer to Note 10, "Stockholders' Equity," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our stock repurchase programs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended December 31, 2018, there were no material changes to the obligations reported in our 2018 Annual Report with respect to (1) operating lease commitments, (2) purchase obligations for product, (3) purchase obligations for raw materials, and (4) future capital expenditures, commitments under service contracts, or contractual requirements to pay promotional expenses.

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

There have been no material changes to our critical accounting policies since those reported in our 2018 Annual Report, with the exception of the adoption of the new revenue standard beginning April 1, 2018. The new revenue standard was adopted using the modified retrospective transition method, which is effectively a prospective change in accounting policy, and the comparative condensed consolidated financial statements have not been adjusted and continue to be reported under legacy US GAAP. The changes in our accounting policy for the adoption of the new revenue standard and the impacts on our condensed consolidated financial statements are as follows:

•
Deferral of In Transit Net Sales. Prior to adoption of the new revenue standard, we deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, we now recognize revenue for these arrangements upon shipment of product, rather than delivery. As a result, on adoption of the new revenue standard, we recorded a cumulative effect adjustment net after tax increase to opening retained earnings of approximately $1,000 in our condensed consolidated balance sheets. In addition, this change in accounting policy significantly impacted the comparative reporting periods for the three and nine months ended December 31, 2017. Net sales recorded for the three and nine months ended December 31, 2017 reflect a deferral of in transit net sales of approximately $12,000, primarily in our DTC reportable operating segment, for which we did not recognize a deferral for in transit net sales during the three and nine months ended December 31, 2018, in accordance with this change in accounting policy. However, we did adjust the prior reporting period to conform to the current fiscal year presentation and accounting policy change for our Non-GAAP measure for comparable DTC sales, as discussed in the "Non-GAAP Measures" section within this Part I, Item 2.

•
Allowance for Sales Returns. We historically recorded a trade accounts receivable allowance for sales returns (allowance for sales returns) related to our wholesale channel sales, and the cost of sales for the product-related inventory was recorded in inventories, net of reserves, in our condensed consolidated balance sheets. As of March 31, 2018, we recorded an allowance for sales returns for the wholesale channel of $20,848 and product-related inventory for all channels of $11,251 in our condensed consolidated balance sheets. On adoption of the new revenue standard, we reclassified the allowance for sales returns for the wholesale channel to other accrued expenses and the product-related inventory for all channels to other current assets in our condensed consolidated balance sheets. For the DTC channel, the allowance for sales returns was recorded in other accrued expenses, which is consistent with the prior period presented.

Refer to the section entitled "Recent Accounting Pronouncements" within Note 1, "General," and Note 2, "Revenue Recognition," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We purchase certain materials that are affected by commodity prices, the most significant of which are leather, sheepskin, and wool. The supply of these materials, which are used in certain of our products, are in high demand and we need to be able to identify suppliers that meet our expectations for the quantity and quality required. There have historically been changes in the prices of these materials, including significant changes in the price of sheepskin which has stabilized in recent years. We fix prices for all of our materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and any pricing arrangements we now use for sheepskin and leather, or may use for other materials in the future, may result in purchase obligations which are not reflected in our condensed consolidated balance sheets. With respect to sheepskin and leather, in the event of significant commodity price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our operating margins.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of December 31, 2018, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our derivative instruments to increase or decrease by approximately $1,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to fluctuations, nor do they consider the effect such hypothetical fluctuations may have on overall economic activity.

During the nine months ended December 31, 2018 and at February 1, 2019, there were no factors that we would expect to result in a material change in the general nature of our primary market risk exposure, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our Primary Credit Facility and China Credit Facility would have resulted in an aggregate increase to interest expense of $179 during the nine months ended December 31, 2018.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the nine months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the United States (US) District Court for the Northern District of Illinois Eastern Division (Northern District) against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims. Following the Northern District's ruling on the Motions for Summary Judgment, the core remaining issues for trial relate to our infringement claims against Australian Leather and a few remaining defenses. A trial date is scheduled for May 2019.

On January 8, 2019, the US District Court for the Central District of California (Central District) issued an order granting a permanent injunction in our patent infringement lawsuit against Romeo & Juliette, Inc., the manufacturer of products sold under the Bearpaw name. The parties simultaneously entered into a settlement agreement and filed a Satisfaction of Judgment with the Central District and a dismissal of appeal and cross-appeal with the Federal Circuit Court of Appeals.

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

This Item should be read in conjunction with the Legal Proceedings disclosures in our 2018 Annual Report (Part I, Item 3) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Part II, Item 1).

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information within this Quarterly Report, including Part I, Item 1 in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” of our unaudited condensed consolidated financial statements and accompanying notes thereto and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10-K (2018 Annual Report), as well as in our other public filings with the Securities and Exchange Commission. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the nine months ended December 31, 2018, there were no material changes to the risks and uncertainties disclosed in our 2018 Annual Report, but we have expanded on the below risk factor due to recent macro-economic developments.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2017, our Board of Directors approved a stock repurchase program which, together with a stock repurchase program approved in 2015 (2015 Repurchase Program), authorized us to repurchase a total of up to $400,294 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (2017 Repurchase Program). As of December 31, 2018, the aggregate remaining approved amount under the 2017 Repurchase Program was $89,212. The full amount originally authorized under the 2015 Repurchase Program has been repurchased and the 2015 Repurchase Program has been completed.

In January 2019, our Board of Directors approved a new $261,000 stock repurchase program (2019 Repurchase Program), increasing our aggregate remaining approved amount under the 2017 Repurchase Program and 2019 Repurchase Program (Stock Repurchase Programs) to $350,212.

Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Below is a summary of stock repurchase activity under our 2017 Repurchase Program during the fiscal year ending March 31, 2019:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares that may yet be repurchased
May 1 - May 31, 2018	17,831	$112.16	$2,000	$248,607
June 1 - June 30, 2018	67,961	117.71	7,999	240,608
July 1 - July 31, 2018	144,758	110.15	15,945	224,663
August 1 - August 31, 2018	834,900	118.00	98,518	126,145
September 1 - September 30, 2018	85,810	119.72	10,273	115,872
October 1 - October 31, 2018	249,439	106.88	26,660	89,212

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to December 31, 2018 through February 1, 2019, we made no additional share repurchases. Since inception of our Stock Repurchase Programs, as of December 31, 2018 and through February 1, 2019, we have repurchased an aggregate of 5,123,201 shares for $445,788, at an average price paid of $87.01 per share, leaving the aggregate remaining approved amount at $350,212.

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
Date: February 7, 2019