Form 10-K
period 2019-03-31
DECKERS OUTDOOR CORP
filed 2019-05-30
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2019

Commission File Number: 001-36436

DECKERS OUTDOOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California 93117
(Address of principal executive offices)

(805) 967-7611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DECK	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $3,468,302,000, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $118.58. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 17, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 29,142,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2019 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended March 31, 2019 (Annual Report), and the information and documents incorporated by reference into this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference into this Annual Report, contain forward-looking statements relating to, among other things:

•	our business, operating, investing, capital allocation, marketing and financing strategies;

•	the impacts of our restructuring and operating profit improvement plans;

•	the impacts of our ongoing operational system upgrades;

•	the expansion of our brands and product offerings, and changes to the geographic mix of our products;

•	changes to our product distribution channels, including the implementation of our product segmentation strategy;

•	changes in consumer tastes and preferences with respect to our brands and products in particular, and the fashion industry in general;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and E-commerce businesses;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expectations relating to the expansion of Direct-to-Consumer capabilities;

•	our plans to consolidate certain distribution center operations;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including purchase obligations for product and raw materials;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	completed and expected repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact of recent accounting pronouncements; and

•	overall global economic trends, including foreign currency exchange rate fluctuations, increased interest rates and increased fuel costs.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Annual Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange (NYSE), we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), HOKA One One® (HOKA), Koolaburra® (Koolaburra), Ahnu® (Ahnu) and UGGpureTM (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all dollar amounts in Items 1, 1A, 2, and 3 herein are expressed in thousands, except for per share, hours, or pairs data. The defined periods for the fiscal years ended March 31, 2019, 2018, and 2017 are stated herein as “year ended” or “years ended”.

Item 1. Business

General

Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a global leader in designing, marketing, and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk and Koolaburra. We believe that our products are distinctive and appeal broadly to women, men and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our Direct-to-Consumer (DTC) business, which is comprised of our retail stores and E-Commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent manufacturers.

Recent Developments

Restructuring Plan. During February 2016, we announced the implementation of a multi-year restructuring plan which was designed to realign our brands across our Fashion Lifestyle and Performance Lifestyle groups, optimize our worldwide owned retail store fleet, and consolidate our management and operations. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the HOKA, Teva, and Sanuk brands. In general, the intent of our restructuring plan was to reduce overhead costs and create operating efficiencies while improving collaboration across brands.

As of March 31, 2019, we have completed our restructuring plan and achieved cumulative selling, general and administrative (SG&A) expense savings to date along with cumulative restructuring charges. We currently do not anticipate incurring additional restructuring charges in connection with this restructuring plan.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1, “General,” under the heading “Restructuring Plan” of our consolidated financial statements in Part IV within this Annual Report for further information on our restructuring efforts and its impact on our results of operations and reportable operating segments.

Operating Profit Improvement Plan. During February 2017, we announced that, in addition to continuing to execute on our restructuring plan, we would implement various business transformation initiatives to further reduce expenses and improve gross margins, the projected combined impact of which was expected to be approximately $100,000 of net annualized operating profit improvement by the end of the fiscal year ending March 31, 2020. As of March 31, 2019, we have successfully completed our plan and achieved in excess of $100,000 of net annualized operating profit improvement under both our restructuring and operating profit improvement plans. We will continue to apply the lessons learned in our completed plans by pursuing opportunities to optimize profitability and seeking to enhance operating results throughout our business.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on our operating profit improvement plan and its impact on our results of operation and reportable operating segments.

Products and Brands

We currently market our products primarily under five propriety brands, composed of our four primary brands and our Other brands. Collectively, our brands compete across the fashion and casual lifestyle, performance, running and outdoor markets.

UGG. The UGG brand is one of the most iconic and recognized brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel and accessories with expanded product offerings and a growing global audience that attracts women, men and children. We intend to continue diversifying the UGG brand to drive year-round product sales, including expansion of women’s spring and summer footwear, men’s products, apparel, home goods and accessories. The UGG brand is sold both domestically and internationally in key markets including the United States (US), Europe, Asia-Pacific, Canada and Latin America.

HOKA. The HOKA brand is an authentic, premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight, originally designed for ultra-runners, and now appeals to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within the specialty community with strong marketing fueling both domestic and international sales growth. We intend to leverage our domestic specialty strategy to expand and invest in international sales growth. The HOKA brand is sold both domestically and internationally in key markets, including the US, Canada, Europe, and Asia-Pacific.

Teva. The Teva brand, which pioneered the sport sandal category, is born from the outdoors and rooted in adventure. The Teva brand is a global leader within the sport sandal and modern outdoor lifestyle categories by fueling the expression of freedom. The Teva brand’s product line includes sandals, shoes, and boots.

Sanuk. The Sanuk brand originated in Southern California surf culture and has emerged into a lifestyle brand with a presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand’s identity.

Other Brands. Other Brands currently consists of the Koolaburra by UGG brand, as well as other discontinued brands during the periods presented. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials, sold primarily through our wholesale channel and is intended to target the value-oriented consumer in order to complement our UGG brand offering.

Sales and Distribution

US Distribution. In our wholesale channel, we distribute our products in the US through sales representatives, who are organized by account type or geographically and by brand. In addition to our wholesale channel, we also sell products directly to consumers through our DTC business.

Currently, our sales force is typically separated by brand, as each brand generally has certain specialty consumers that expect a dedicated sales team with specialized knowledge of our brands’ product offerings. However, there is some overlap between the sales teams and customers, and we have aligned our brands’ sales forces to position them for the future success of each of our brands.

We distribute products sold in the US through our distribution centers in Moreno Valley and Camarillo, California, as well as through a third-party logistics provider (3PL) in Pennsylvania. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers.

While we continue to operate our distribution center in Camarillo, we are currently working to move all of our Camarillo distribution operations to our Moreno Valley location. Once the migration of our distribution center operations from Camarillo to our Moreno Valley location is complete, we will be closing our Camarillo distribution center. We anticipate this closure to be completed in the first half of fiscal year 2020.

Refer to Item 2, “Properties,” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further disclosure and discussion.

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

UGG Wholesale. We sell our UGG brand products primarily through domestic higher-end department stores such as Nordstrom, Dillard’s, and Macy’s, as well as lifestyle retailers such as Journeys, and online retailers such as Amazon.com, Zappos.com, and Zalando.com. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach.

HOKA Wholesale. We sell select HOKA brand footwear primarily through full-service domestic specialty retailers and select online retailers, including Fleet Feet, Road Runner Sports, Running Specialty Group, REI, Zappos.com, Amazon.com, and Running Warehouse. We expect to expand our HOKA brand wholesale distribution into international markets, including through strategic partners such as Intersport and Sport 2000 in Europe and Xebio Group in Japan.

Teva Wholesale. We sell our Teva brand footwear primarily through specialty outdoor retailers, sporting goods and department stores, including REI, Famous Footwear, DSW, Urban Outfitters, Free People, and online retailers such as Amazon.com and Zappos.com.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic independent action sports and outdoor specialty footwear retailers, larger national retail chains, and online retailers, including Journeys, Dillard’s, DSW, REI, and online retailers such as Amazon.com and Zappos.com.

Other Brands Wholesale. We sell our other brands’ footwear primarily through department stores and online retailers. Key accounts of the Koolaburra brand include Kohl’s, DSW, QVC, and Rack Room Shoes.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites. Our retail stores and websites are largely intertwined and interdependent. In an Omni-Channel marketplace, we believe many of our consumers interact with both our retail stores and our websites before making purchasing decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined, which are designed to engender brand loyalty while increasing product sales and improving our inventory productivity, include the following:

•	“UGG Rewards”: We have implemented a consumer loyalty program under which points and awards are earned across the DTC business.

•	“Infinite UGG”: We provide online shopping access inside retail stores for all SKUs available on our E-Commerce websites.

•
“Ship from Store”: Inventory that is available in our stores but is out of stock online can be shipped from our stores. We expect future advancements in this capability will use algorithms to select the optimal fulfillment source.

•	“UGG Closet”: A limited E-Commerce outlet channel that offers an online portal designed to provide an efficient way to closeout inventory through direct sales to consumers.

•	“Buy Online / Return in-Store”: Our consumers can buy online and return products to our retail stores.

•	“Click and Collect”: Our consumers can buy online and have products delivered to certain retail stores for pick-up.

•	“Retail Inventory Online”: Our consumers can view specific store location inventory online before visiting the store.

Our retail stores enable us to expose consumers to a greater selection of products, directly impact our consumers’ experience with our brands, and sell our products at retail prices thereby generating larger gross margins. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of March 31, 2019, we had a total of 156 company-owned global retail stores, which includes 88 concept stores and 68 outlet stores. Included in the total count of retail stores worldwide are nine UGG brand flagship stores, which are lead concept stores in our retail channel. In certain key markets and prominent locations, we have opened flagship stores to showcase our UGG brand products. These stores are typically larger and have broader product offerings and greater traffic than our general concept stores as they are primarily located in major tourist areas. Included in the total count of retail stores worldwide are concession stores, which are concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. Partner retail stores are excluded from the total count of worldwide company-owned retail stores.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further disclosure and discussion.

Product Design and Development

The design and development functions for all of our brands are performed by a combination of internal design and development staff and outside freelance designers. Our design and development staff work closely with brand management to develop new styles for our product lines. Throughout the development process, we have multiple design and development reviews, which we then coordinate with our independent manufacturers. To ensure quality, consistency, and efficiency in our product design and development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent manufacturers, and the target retail price of new products.

Manufacturing and Supply Chain

We outsource the production of our products to independent manufacturers, which are primarily located in Asia. We generally purchase products from our manufacturers on the basis of individual purchase orders or short-term purchase commitments, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and manage our inventory. However, we do have long-standing relationships with most of these independent manufacturers, and we may not be able to identify substitute alternative manufacturers to satisfy our desire for such flexibility. We require our independent manufacturers and designated suppliers to adopt our Ethical Supply Chain Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners and licensees to comply with our Restricted Substances Policy, Anti-Corruption Policy and Conflict Minerals Policy, as well as other compliance policies and procedures, as a condition to conducting business with us.

Production by our independent manufacturers is performed in accordance with our detailed product specifications and rigorous quality control standards. We maintain a buying office in Hong Kong, as well as on-site supervisory offices in China and Vietnam, which collectively serve as a strong link to our independent manufacturers. We believe our strong regional presence enhances our manufacturing processes by providing predictability of material availability, compliance with laws and regulations, and adherence to quality control standards and final design specifications. In addition, we have instituted pre-production, in-line, and post-production inspections to meet or exceed our product quality requirements, as well as the expectations of our consumers. Our quality assurance program includes our own employee on-site inspectors at our independent manufacturers, who oversee the production process and perform quality assurance inspections. We also routinely inspect our products upon arrival at our distribution centers.

The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate. At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin primarily from Australia and the United Kingdom (UK). We maintain routine communication with the tanneries to closely monitor the supply of sufficiently high-quality sheepskin for our projected UGG brand production. To ensure an adequate supply of sheepskin, we forecast our expected usage in advance at a forward price. We also enter into purchasing contracts and other pricing arrangements with certain sheepskin and leather suppliers to manage the supply of sheepskin. We believe current supplies are sufficient to meet our current and anticipated demand, but we continually monitor our supply chain and investigate options to accommodate our expected growth, as well as unexpected supply chain issues. Refer to Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

In an effort to partially reduce our dependency on sheepskin, we use a proprietary raw material, UGGpure, which is a re-purposed wool woven into a durable backing, in some of our UGG brand products. In addition, as part of an ongoing effort to eliminate waste as part of our corporate sustainability efforts, most of the wool in UGGpure is sheared from the hides we are already using in our products. In addition, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance footwear product offering of the HOKA brand, which we believe will help further reduce our dependency on sheepskin and UGGpure. Excluding sheepskin and UGGpure, we believe that substantially all raw materials and components used to manufacture our products, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

Inventory Management and Product Returns

We have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because our production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of an anticipated purchasing decision by the consumer, it is challenging for us to estimate and manage our inventory and working capital requirements.

We seek to manage our inventory levels by considering existing customer orders, forecasted sales and budgets, and the delivery requirements of our customers. As part of our operating profit improvement plan, we have implemented systems and processes designed to improve our product forecasting, inventory control and supply chain management capabilities. In addition, added discipline around product purchasing decisions, the reduction of production lead times, and the sale of excess inventory through our liquidation channels, are key areas of focus that we expect will further enhance inventory performance.

Our practice, and the general practice in our industry, is to offer retail customers the right to return defective or improperly shipped merchandise.

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

We have historically defined backlog as unfilled customer orders from our wholesale customers and distributors as of any particular date, which represent orders scheduled to be shipped at a future date, some of which are subject to cancellation prior to shipment. Our calculation of backlog also includes bulk orders, which generally comprise larger volume orders from significant customer accounts. These types of orders typically have terms that allow customers to vary the location and timing of shipments.

As of March 31, 2019, our backlog was $978,200, which represents a 14.4% annual increase over our backlog as of March 31, 2018. The backlog increase primarily relates to timing where certain top customers placed orders earlier versus the prior comparative period rather than an indication of an expected significant increase in sales.

We believe backlog is an imprecise indicator of our actual product shipments and future operating results and is not material to an overall understanding of our business, especially given that backlog excludes sales within our DTC segment, as well as in-season orders. The backlog as of a particular date is affected by a number of factors, including seasonality, the timing of customer orders, the timing of product shipments, the potential that certain orders may be cancelled, and our manufacturing schedule. As a result, comparisons of backlog from period-to-period are not necessarily indicative of our future operating results.

Our People and our Culture

Employees. As of March 31, 2019, we employed approximately 3,500 employees in North America, Europe, and Asia. This includes approximately 1,600 employees in our retail stores worldwide, which includes part-time and seasonal employees. For a variety of reasons, including those discussed below, we believe that our relationship with our employees is favorable.

Encouraging Diversity. We strive to create a culture of inclusion where employees are able to freely contribute equally regardless of gender, age, race, disability or sexual orientation. Our Code of Ethics, which all employees are trained on bi-annually, codifies these values. Our employee-led initiative, VOICES, is an avenue that elevates employee issues and celebrates our uniqueness.

Corporate Responsibility and Sustainability

As a global leader in designing, marketing and distributing innovative footwear, apparel and accessories, our worldwide scope and impact is significant. Equally significant is the responsibility we believe we have to our stakeholders, including our consumers, employees, shareholders, and the communities we serve to employ socially conscious operations and sustainable business practices, with the goal of continuing to deliver quality products to our consumers and sound financial performance to our shareholders, while minimizing the environmental impact of our business footprint. Achieving measurable sustainability success is key to our future economic and business growth, and we constantly work to establish sustainable development goals (SDGs) that we believe will make the most significant impact for our business, our shareholders and our communities. Our sustainability policies and strategies are aligned with, and informed by, our ongoing efforts with multi-stakeholder initiatives, which involve our employees, our suppliers and our customers, as well as other brands and non-governmental organizations.

In 2010, we launched our Corporate Responsibility Program, and in October 2016 we announced our participation in the United Nations Global Compact (UNGC), which is the world’s largest voluntary corporate citizenship initiative. Our Compliance Officer is tasked with identifying specific SDGs set forth in the UNGC, which guide our supply chain and brand business teams’ efforts to address environmental and social challenges, while the three independent members of the Corporate Governance Committee will oversee our corporate responsibility and sustainability efforts. Our internal audit team provides periodic targeted reviews of our policies and procedures to the Audit Committee to help us remain focused on our approach to our SDG’s and to ensure appropriate leadership involvement.

We assess risks related to environmental, social and governance issues annually as part of our overall enterprise risk management approach. This assessment informs the annual targets established for our SDGs, which are currently focused on seven categories where we believe we can make the most impact, namely, materials; waste; water; gender equality and quality education; chemicals; climate and clean energy; and human rights. We have been recognized by Barron’s as one of the Top 100 most sustainable US companies in calendar year 2019. We encourage our key manufacturing partners and suppliers to adopt sustainable business practices, which are intended to minimize adverse impact on the environment. We also have an Ethical Supply Chain Supplier Code of Conduct and Animal Welfare Policy which guides our partners to act responsibly when sourcing materials on our behalf. We also audit our operations, and the operations of key partners within our supply chain, to ensure workers are treated with dignity and respect.

The following is a brief overview of our current SDGs and fiscal year 2019 related achievements:

•	Materials: We sourced 97% of our leather supplies from Leather Working Group-certified tanneries, which promote sustainable and environmentally friendly business practices within the leather industry.

•	Materials: We continue to seek sustainable alternatives for key product materials, with a goal to source at least 90% of materials from suppliers certified by third-party benchmarking organizations.

•
Water: We have reduced our water usage through manufacturing process improvements and have encouraged our manufacturing partners and suppliers to do the same by measuring their water output. Our sustainable development goal mandates that at least 90% of our core factory partners and suppliers apply industry best practices regarding water treatment and usage.

•
Chemicals: We seek to achieve environmentally sound management of chemicals and reduce the discharge of hazardous substances among our key business partners. We are on track to eliminate PFCs from our supply chain by calendar year 2020.

•	Climate and Clean Energy: We strive to increase our year-over-year solar power usage at our headquarters and distribution centers, as well as to integrate climate change measures into our policies and planning. We measure energy usage by certain of our partners to encourage reduced energy consumption.

•
Gender Equality and Quality Education: We promote diversity, gender equality, female empowerment, and inclusion through our annual Women’s Leadership Summit, our partnership with the HERproject, and our initiation of the EDGE Certification process, the leading global assessment and business certification for gender equality.

•
Human Rights: We have established robust ethical supply chain criteria based on International Labor Organization standards and audit our supply chain pursuant to such criteria on an ongoing basis. Audit results are included on performance scorecards for regular review by executive management.

Our fiscal year 2019 Corporate Responsibility Report will provide more information on our achievements this year.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. During fiscal year 2019, we have dedicated out strategic giving and engagement efforts to categories related to our SDGs, our business and our communities because we believe that is where we can make the most impact, including arts and culture, human services, education, international affairs, environment and animal welfare, and health and society. During fiscal year 2019, we donated over $1,300 to various non-profit organizations. Since 2006, we have donated over 900,000 pairs of shoes to Soles4Souls and Good360, non-profit organizations that distribute shoes to those in need. We encourage our employees to volunteer by compensating them for up to 24 hours of volunteer time each year.

Reportable Operating Segments and Geographic Areas

Our six reportable operating segments include the strategic business units responsible for the worldwide operations of the wholesale divisions of our brands (UGG, HOKA, Teva, Sanuk, and Other brands), as well as our DTC business. Refer to Note 12, “Reportable Operating Segments,” for further discussion of our reportable operating segments and to Note 13, “Concentration of Business,” of our consolidated financial statements in Part IV within this Annual Report for financial information about geographic areas and concentration of related business risks.

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

For further discussion of the factors that may cause our actual results to differ materially from our expectations, as well as factors that may impact our future results of operations, refer to Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report.

Competition

The markets in which we operate are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of E-Commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel and accessories industry. In particular, and in part due to the popularity of our UGG brand and HOKA brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our products. We believe that our ability to successfully compete depends on numerous factors, including our ability to assess and respond quickly to changing consumer tastes and preferences, produce appealing products that meet expectations for product quality and technical performance, maintain and enhance the image and strength of our brands, price our products competitively, and adjust to changing legal and social standards, among others.

In addition, we believe that our key customers face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

Refer to Item 1A, “Risk Factors,” within this Annual Report for further discussion of the potential impact of competition on our business and results of operations.

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA One One,” “Koolaburra,” “Ahnu,” “UGGpure,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union, Japan and Korea. As of March 31, 2019, we hold 182 designs and inventions with corresponding design or utility patent registrations, plus ten designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

Government Regulation

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our business, results of operations, financial condition, or competitive position based on information and circumstances known to us at this time.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and information statements (and any amendments or supplements to the foregoing) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.deckers.com. Such documents and information are available as soon as reasonably practicable after they are filed with or furnished to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, information statements and other information regarding issuers that file with the SEC.

We also make the following corporate governance documents available through our website: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter, Code of Ethics, Corporate Responsibility Report, Restricted Substance Policy, Ethical Supply Chain Supplier Code of Conduct, Accounting and Finance Code of Conduct, Corporate Governance Guidelines, and Conflict Minerals Policy.

The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in our common stock involves substantial risk. Before deciding to purchase, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC. If any of these risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business.

Certain statements made in this section constitute “forward-looking statements”, which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report for additional information.

Many of our products are inherently seasonal, and the sales of our products are highly sensitive to weather conditions, which makes it difficult to anticipate consumer demand for our products, manage our expenses, and forecast our financial results.

Due to the nature of many of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG brand net sales have occurred in the fall and winter months (our second and third fiscal quarters), and the highest percentage of Teva brand and Sanuk brand net sales have occurred in the spring and summer months (our first and fourth fiscal quarters). Due to the size of the UGG brand relative to our other brands, this trend has resulted in our net sales for the second and third fiscal quarters significantly exceeding our net sales in the first and fourth fiscal quarters. While we have taken steps to diversify our product offerings, both by creating more year-round styles and expanding product offerings within our existing brands, and by acquiring and developing new brands, we expect this trend to continue for the foreseeable future.

In particular, sales of our products are highly sensitive to weather conditions, which are difficult to predict and beyond our control. For example, extended periods of unseasonably warm weather during the fall or winter months may significantly reduce demand for our UGG brand products. Unfavorable or unexpected weather patterns may have a material, negative impact on our business, financial condition, results of operations and prospects. In addition, the unpredictability of weather conditions makes it more difficult for us to accurately forecast our financial results and to meet the expectations of analysts and investors.

As a result of the relative concentration of our sales in certain months of the year, factors which specifically impact consumer spending patterns in those months, such as unexpected weather patterns, declines in consumer confidence, changing consumer preferences, or uncertain economic conditions, will have a disproportionate impact on our business and could result in our failure to achieve financial performance that is in line with our expectations or the expectations of market participants. In addition, significant fluctuations in our financial performance from period to period as a result of these or other factors could increase the volatility of our stock price, which could cause our stock price to decline.

The footwear, apparel and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

The footwear, apparel and accessories industry is subject to rapid changes in consumer preferences and tastes, which make it difficult to anticipate demand for our products and forecast our financial results. We believe there are many factors that may affect the demand for our products, including:

•	seasonality, including the impact of anticipated and unanticipated weather conditions;

•	consumer acceptance of our existing products and acceptance of our new products, including our ability to develop new products that address the needs and preferences of new consumers;

•	consumer demand for products of our competitors;

•	the implementation of our segmentation approach to the distribution of certain of our products;

•	consumer perceptions of and preferences for our products and brands, including as a result of evolving ethical or social standards;

•	the extent to which consumers view certain of our products as substitutes for other products we manufacture;

•	publicity, including social media, related to us, our products, our brands, our marketing campaigns and our celebrity endorsers;

•	the life cycle of our products and consumer replenishment behavior;

•	evolving fashion and lifestyle trends, and the extent to which our products reflect these trends;

•	brand loyalty;

•	changes in consumer confidence and buying patterns, and other factors that impact discretionary income and spending;

•	legislation restricting our ability to use certain materials in our products; and

•	changes in general economic, political and market conditions.

Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes of footwear, apparel and accessories consumers. As our brands and product offerings continue to evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. For example, many UGG brand products include a fashion element and could go out of style at any time. Furthermore, we are dependent on consumer receptivity to our new products and to the marketing strategies we employ to promote those products. Consumers may not purchase new models and styles of footwear, apparel and accessories in the quantities projected or at all. If we fail to predict or react appropriately to changes in consumer preferences and fashion trends, consumers may consider our brands and products to be outdated or associate our brands and products with styles that are no longer popular, which may adversely affect our overall financial performance.

Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. The value of our brands is largely based on evolving consumer perceptions, and concerns with respect to factors such as product quality, product design, technical performance, product components or materials, or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. In addition, negative claims or publicity regarding us, our products, our brands, our marketing campaigns or our celebrity endorsers, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

If we are unable to sustain the cost reductions and profitability improvements achieved from the implementation of our restructuring and operating profit improvement plans, we may not achieve operating results in line with our expectations, which could cause our stock price to decline.

We implemented a restructuring plan designed to reduce overhead costs and create operating efficiencies while improving collaboration across our brands. We also implemented an operating profit improvement plan designed to improve profitability by enhancing product development cycle times, optimizing material yields, consolidating our factory base, and relocating product manufacturing and distribution facilities. However, we may not be able to sustain the cost reductions, profitability improvements or other expected benefits of these plans in future periods. If we fail to sustain or expand operating profit improvements in line with our expectations, or with the expectations of research analysts or other market participants, it could have a material adverse impact on our financial performance, which could cause our stock price to decline. Further, our attempts to sustain or expand operating profit improvements may require additional investments and divert management’s time and resources, which may impede our ability to achieve our other strategic objectives.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations.

The footwear, apparel and accessories industry is highly competitive, and subject to changing consumer preferences and tastes, we expect to continue to face intense competitive pressures. We believe we compete on the basis of a number of factors, including our ability to:

•	predict and respond to changing consumer preferences and tastes in a timely manner;

•	continue to market current products, and develop new products, that appeal to consumers;

•	produce products that meet our requirements and consumer expectations for quality and technical performance;

•	accurately predict and forecast consumer demand;

•	ensure product availability;

•	manage the impact of seasonality, including unexpected changes in weather conditions;

•	maintain and enhance brand loyalty;

•	price our products in a competitive manner;

•	ensure availability of raw materials and production capacity;

•	implement our Omni-Channel strategy, including providing a unique customer service experience;

•	respond to new or proposed legislation impacting our products; and

•	manage the impact of the rapidly changing retail environment, including with respect to rising competition within the E-Commerce business, especially from online retailers such as Amazon.com.

Our inability to compete effectively with respect to one or more of these factors could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations.

Our competitors include athletic and footwear companies, branded apparel and accessories companies, home goods and sporting goods companies, and specialty retailers with their own private labels. In addition, these competitors include both established companies, as well as newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG brand, certain competitors have entered the marketplace specifically in response to the success of our brands, and that other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel and accessories markets among consumers and other market participants. Our competitors’ greater resources and capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly, develop products with superior technical capabilities, market their products and brands more successfully, identify or influence consumer preferences, withstand the impacts of seasonality, and manage periodic downturns in the footwear, apparel and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that factors such as access to offshore manufacturing and changes in technology will make it easier and more cost effective for these companies to compete with us.

As a result of the competitive environment in which we operate, we have faced, and expect to continue to face, intense pricing pressure. For example, efforts by our competitors to dispose of their excess inventories may significantly reduce prices of competitive products, which may put pressure on us to reduce the pricing of our products in order to compete, or cause consumers to shift their purchasing decisions away from our products entirely. We have also faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. Further, we believe that our key customers face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

If we fail to compete effectively in the future, our sales could decline, and our margins could be impacted, either of which could have a negative impact on our financial condition and results of operations.

We use sheepskin to manufacture a significant portion of our products, and if we are unable to obtain a sufficient quantity of sheepskin at acceptable prices that meets our quality expectations, or if there are legal or social impediments to our ability to use sheepskin, it could have a material adverse impact on our business.

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may only be found in limited geographic locations. We presently rely on only two tanneries to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we deliver to consumers do not conform to our quality specifications or fail to meet consumer expectations, we could experience reduced consumer demand for our products, a higher rate of customer returns and negative impacts to the image of our brands, any of which could have a material adverse impact on our business.

Similarly, if the tanneries we rely upon are not able to deliver sheepskin in the quantities required, this would limit our ability to meet customer demand for our products and lead to inventory shortages, which would result in a loss of sales, strain our relationships with our customers and harm our reputation. In addition, any factors that negatively impact the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability or bankruptcy, loss or destruction of equipment or facilities, work stoppages, political instability, acts of terrorism or other catastrophic events, could prevent the tanneries from delivering sheepskin to us in the quantities expected and result in shortages in our supply of sheepskin.

While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our consumers and our competitors has changed. We believe the significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Most of these factors are not considered predictable or within our control. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross profits. In an effort to partially reduce our dependency on sheepskin, we began using UGGpure, which is a wool woven into a durable backing, in some of our UGG brand products. In addition, we use purchasing contracts and other pricing arrangements to attempt to reduce the potential impact of fluctuations in sheepskin prices on our results of operations. However, in the event of a prolonged increase in sheepskin prices such as what we have experienced in the past, these strategies may not be sufficient to offset the negative impact on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the impact on our gross profits and our financial results may suffer.

Further, our industry is characterized by rapidly changing fashion trends and consumer preferences. We believe there is a growing trend within the fashion industry towards eliminating the use of certain animal products, most notably fur. For example, legislation has been passed in the US banning the sale of fur in certain cities, and similar legislation is being considered in other geographic locations, including New York City. While the use of leather goods and sheepskin has typically not been subject to this type of legislation, it is possible that future legislation could have the impact of restricting or eliminating our ability to use sheepskin in the products we sell in certain geographic locations. In addition, notwithstanding whether specific legislation is passed, it is possible that consumer preferences and tastes may change based on evolving ethical or social standards, such that our products may potentially become less desirable to certain consumers. Because sheepskin is currently used to manufacture a significant portion of our UGG brand products, any legal or social impediments to the sale of products that include sheepskin, especially within our large target markets, could have a material adverse impact on our business, financial condition and results of operations.

If we are unsuccessful at improving our operational systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and operating results could be adversely affected, and our business may become less competitive.
We continually strive to improve, automate and streamline our operational systems, processes and infrastructure as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. While these efforts have resulted in some improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been, and may continue to be, incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. If our operational system upgrades and improvements are not successful, our financial condition and operating results could be adversely affected, and our business may become less competitive.

In addition, our operational system upgrades have the potential to be disruptive to our existing business operations as our managers and employees attempt to learn new software programs and control systems, and adapt to new operating requirements, while continuing to manage and operate our business. If we are unable to successfully manage any disruption to our business caused by our operational systems upgrades, we could incur unanticipated expenses, loss of customers and harm to our reputation, any of which would harm our business.

If we are unsuccessful at managing product manufacturing decisions, which are required to be made months in advance of the purchase of our products, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse impact on our financial condition and operating results.

Like other companies in the footwear, apparel and accessories industry, we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle requires us to incur significant expenses relating to the design, manufacturing and marketing of our products, including product development costs for new products, in advance of the realization of any revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because the production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of an anticipated purchasing decision by the consumer, it is challenging for us to estimate and manage our inventory and working capital requirements.

Once manufacturing decisions are made, it is difficult for our management to predict and timely adjust expenses in reaction to various factors, including the following:

•	unfavorable weather patterns and their potential impacts on consumer spending patterns and the demand for our products;

•	changes in consumer preferences and tastes, as well as prevailing fashion trends;

•	market acceptance of our current products and new products, as well as market acceptance of competitive products;

•	future sales demand from our wholesale customers;

•
the competitive environment, including pricing pressure resulting from reduced pricing of competitive products, which may cause consumers to shift their purchasing decisions away from our products; and

•	uncertain macroeconomic and political conditions.

The evolution and expansion of our brands and product offerings has made our inventory management activities more challenging. For example, if we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margins. On the other hand, if we underestimate demand, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished. In either event, these factors could have a material adverse impact on our financial condition and operating results.

It may be difficult to identify new retail store locations that meet our requirements, and any new retail stores may not realize returns on our investments.

While we expect to identify additional retail stores for closure as part of our ongoing retail store fleet optimization efforts, we may simultaneously identify opportunities to open new retail stores in the future. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales at a new store location, we may be unable to reduce expenses in order to avoid losses or negative cash flows. As we have experienced in the past, due to the high fixed cost structure associated with the retail business, the closure of a retail store can result in a significant negative financial impact, including lost sales, write-offs of retail store assets and inventory, lease termination costs, and severance costs. In light of the significant costs and impairments that can be incurred upon the closure of a retail location, we expect to conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location that we may identify will ultimately generate a positive return on our investment or that our investment in a retail store will increase our sales.

Furthermore, we license the right to operate retail stores for our brands to third parties through our partner retail program. We expect to increase both the number of third parties we engage within our partner retail program and the number of stores that they operate. We currently plan for most of the partner retail stores to be operated in international markets, with the largest increase anticipated to be in China. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our overall brand image to suffer.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands directly to consumers. If a retailer or distributor partner fails to satisfy contractual obligations or to otherwise meet our expectations, it may be difficult to locate an acceptable substitute partner. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, or increased credit or inventory risk. In addition, there is no guarantee that any replacement retailer or distributor partner will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase our products. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates for our wholesale customer orders as a key factor in forecasting our sales and earnings for future periods. If any of our major customers experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us, which could result in us failing to meet our forecasted results. These risks have been exacerbated recently as our key retail customers are operating within a retail industry that continues to undergo significant structural changes fueled by technology and the internet, changes in consumer purchasing behavior and a shrinking retail footprint. We may lose key retail and wholesale customers if they fail to manage the impact of the rapidly changing retail environment. Any loss of one of these key customers, the financial collapse or bankruptcy of one of these customers, or a significant reduction in purchases from one of these customers could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations.

Failure to adequately protect our intellectual property rights, to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights and other intellectual property rights. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect intellectual property rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it would allow our competitors to sell products that are similar to and directly competitive with our products, which could reduce sales of our products. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively impact our business and operating results.

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

In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey and the Netherlands. Any court decision or settlement that prevents trademark protection of our brands, that allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributer to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales.

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. For example, we are considering expanding our partner retail program in certain markets based on our analysis of the market opportunity and business efficiencies. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model for certain brands. However, we may shift from a direct distribution model to a third-party distribution model for certain brands. Further, we are exploring relationships with third parties for the expansion of the UGG brand into different product categories, including licensee and sourcing agent arrangements. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

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

Competition for executive officers, key employees and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel. Further, our headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our geographic location. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, our operating results may suffer, and we may be unable to compete in the market.

The continued service of our executive officers and key employees is particularly important, and the hiring or departure of such personnel from time to time may disrupt our business or result in the depletion of significant institutional knowledge. Our executive officers and other key employees are generally employed on an at-will basis, which means that such personnel could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees or significant turnover in our senior management, and the often-extensive process of identifying and hiring other personnel who will work effectively with our employees to fill those key positions, could have a material adverse effect on our business.

Additionally, our European headquarters is currently based in the UK. There is significant uncertainty regarding the potential future impact of Brexit on the legal and commercial relationships between the UK and countries within the European Union (EU). In particular, we could face difficulties attracting and retaining key employees in the UK, which could have a material adverse impact on our European operations.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business.

We rely upon a broad network of warehouse and distribution facilities in order to store, sort, package and distribute our products both domestically and internationally. In the US, we distribute products primarily through self-managed distribution centers in Moreno Valley and Camarillo, California. While we continue to operate our distribution center in Camarillo, we are currently working to move all of our Camarillo distribution operations to our Moreno Valley location. Once the migration of our distribution center operations is complete, we will be closing our Camarillo distribution center. We anticipate this closure to be completed in the first half of fiscal year 2020. These distribution centers feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. However, we could face a significant disruption in our domestic distribution center operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur as a result of damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems. If our domestic distribution center operations are impeded for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.

Internationally, we distribute our products through a number of distribution centers managed by 3PLs in Canada, China, Japan, the Netherlands, and the UK. We also distribute our products through a domestic 3PL, located in Pennsylvania. We depend on these 3PLs to manage the operation of their distribution centers as necessary to meet our business needs. If the 3PLs fail to manage these responsibilities, our international distribution operations could face significant disruptions. For example, we could face disruptions in these operations as a result of ongoing uncertainty around Brexit. The loss of or disruption to the operations of any one or more of these facilities could materially adversely impact our sales, business performance and operating results. Although we believe we possess adequate insurance to cover the potential impact of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely on independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, although we do not have direct control over the manufacturers or their suppliers. We depend on these independent manufacturers for a number of functions that are critical to our operations, including financing the production of goods ordered, maintaining manufacturing capacity, complying with our restricted substances policy and storing finished goods in a safe location pending shipment. If the independent manufacturers fail to manage these responsibilities, we may be unable to ensure timely delivery of products, products may not be delivered in sufficient quantities, and products may fail to meet our quality standards. If any of these events were to occur, we may not be able to fill customer orders or product may be inadvertently delivered that does not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

We do not currently have long-term contracts with these independent manufacturers, and so are not assured of a long-term, uninterrupted supply of products from them. While we do have long-standing relationships with most of these independent manufacturers, any of them may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge, or extract other concessions from us. In the event of a termination of an existing relationship with a manufacturer, we may not be able to substitute alternative manufacturers that are capable of providing products of a comparable quality, in a sufficient quantity, at an acceptable price, or on a timely basis. If we are required to find alternative manufacturers, we could experience a delay in the manufacturing of our products, increased manufacturing costs, as well as substantial disruption to our business, any of which could negatively impact our operating results.

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. For example, we keep proprietary materials that are required for the production of our products, such as shoe molds and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to these proprietary materials, whether as a result of natural disasters, outbreak of hostilities or other adverse events, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are located in Asia. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•	tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products;

•	increasing transportation costs, delays and interruptions, and a limited supply of international shipping capacity;

•	delays during shipping, at the port of entry or at the port of departure;

•	increasing labor costs and labor disruptions;

•	poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

•	restrictions on the transfer of funds from foreign jurisdictions;

•	changing economic and market conditions;

•	changes in governmental policies and regulations, including with respect to intellectual property, labor, safety, and environmental regulations;

•	refusal to adopt or comply with our Ethical Supply Chain Supplier Code of Conduct, Conflict Minerals Policy and Restricted Substances Policy;

•	customary business traditions in certain countries such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

•	decreased scrutiny by custom officials for counterfeit products;

•	practices involving corruption, extortion, bribery, pay-offs, theft and other fraudulent activity;

•	social unrest and political instability, including acts of war and other external factors;

•	heightened terrorism security concerns, which could subject imported or exported products to more frequent or more lengthy inspections;

•	use of unauthorized or prohibited materials or reclassification of materials;

•	disease epidemics and health-related concerns that could result in a reduced workforce or scarcity of raw materials;

•	disruptions caused by natural or other disasters; and

•	adverse changes in consumer perception of goods sourced from certain countries.

These risks and uncertainties, or others of which we are currently unaware, could interfere with the manufacture or shipment of our products by our independent manufacturers. This could make it more difficult to obtain adequate supplies of quality products when we need them, which could negatively impact our sales and earnings.

While we require that our independent manufacturers adhere to environmental, labor, ethical, health, safety, and other standard business practices and applicable local laws, and while we periodically visit and audit their operations, we do not control their business practices. If we discover non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease conducting business with them, which could increase our costs and cause us to suffer an interruption in our product supply chain. In addition, the manufacturers’ violations of applicable laws and business standards could result in negative publicity, which could damage our reputation and the value of our brands.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and operating results. These risks include:

•	foreign currency exchange rates fluctuations, which impact the prices at which products are sold to international consumers;

•	limitations on our ability to move currency out of international markets;

•	burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of such laws and regulations;

•	legal costs and penalties related to defending allegations of non-compliance with foreign government policies, laws and regulations;

•	inability to import products into a foreign country;

•	changes in US and foreign tax laws;

•	complications due to lack of familiarity with local customs;

•	difficulties associated with promoting and marketing products in unfamiliar cultures;

•	political or economic uncertainty or instability, including as a result of ongoing negotiations around Brexit or any similar referendums that may be held;

•	anti-American sentiment in international markets in which we operate;

•	changes in diplomatic and trade relationships between the US and other countries; and

•	general economic fluctuations in specific countries or markets.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative impact on our financial results.

We operate on a global basis, with 36.7% of our net sales for the year ended March 31, 2019 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to greater foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected.

We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, re-measurements or translations could materially impact our consolidated financial statements.

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

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes that affect the operations of our independent manufacturers, tanneries, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or similar disruptions. For example, in recent years, labor disputes at US shipping ports have impacted the delivery of our products. In addition, there is the potential for labor disruptions in the UK as a result of ongoing uncertainty around Brexit. Any such disruptions may have a material adverse effect on our business by potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.

International trade and import regulations may impose unexpected duty costs, the revision of current trade agreements may require us to alter current practices, changes in trade relations may result in tariffs, and transportation challenges and security procedures may cause significant delays and additional costs.

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

In addition, we cannot predict whether future domestic and foreign laws, regulations or specific or broad trade remedy actions, or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues.

In the US and globally, international trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. These major revisions include the renegotiation of the North America Free Trade Agreement, now entitled the US-Mexico-Canada Trade Agreement (commonly referred to as “USMCA”), which has not yet been ratified by Congress. Brexit in Europe is undergoing a lengthy and contentious negotiation between the EU and the UK. Changes in tax policy, such as the Tax Cuts and Jobs Act (Tax Reform Act), or trade regulations could cause us to encounter new customs duties, which in turn may require us to implement new supply chains, withdraw from certain restricted markets or change our business methods, could make it difficult to obtain products of our customary quality at a competitive price and could lead to an increase in the cost of our products.

The continued negotiation of bilateral and multilateral free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers. Manufacturers in these locations may seek to export footwear, apparel and accessories to our target markets at preferred rates of duty which may negatively impact our sales and operations.

Trade relations between our sourcing venues (particularly China) and the US has created uncertainty for all US businesses that source or market in China. Since March 2018, the US has imposed import duties ranging from 5% to 25% on imports from China, which has caused China to retaliate with additional tariffs on US exports. To date, the US has, in stages, imposed tariffs on $250 billion of imports from China on top of existing tariff rates. Thus far, the footwear products we source in China have not been subjected to such increased tariffs. However, in May 2019, the US Trade Representative announced that all remaining US imports from China could be subject to punitive duties between 10%

to 25% of import duties, including all footwear, apparel and accessories that we import from China. Whether those threatened tariffs will be issued, and if so, what tariff would be assigned is unknown. However, any additional tariff could increase the cost of sourcing in China, our own margins, and possibly the price of our products to consumers. Previously, we had begun transitioning our sourcing of footwear from China to Vietnam as part of our supplier optimization strategy. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations.

Transportation and distribution costs may be adversely impacted by a number of factors, including new regulations, increased demand, increased fuel and labor costs, ongoing ocean carrier consolidation and reduced capacity, congestion at major international gateways and other economic factors. For example, new mandates to reduce the use of “low sulfur” fuel in certain container vessels will increase the cost of ocean transport globally, with surcharges already announced by the carriers. In addition, in the US, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes may disrupt our supply chain, which may result in a delay in the shipment of our products and cause us to incur significant additional costs.

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

As part of our overall strategy, we may periodically consider strategic acquisitions in order to expand our brands into complementary product categories and markets, or to acquire new brands, technologies, intellectual property or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Acquisitions of businesses and assets involve numerous risks, challenges and uncertainties, including the potential to:

•	expose us to risks inherent in entering into a new market or geographic region;

•	lose significant customers or key personnel of the acquired business;

•	encounter difficulties managing and implementing acquired assets, including new brands, products, technologies and intellectual property assets;

•	encounter difficulties marketing to new consumers or managing geographically-remote operations;

•	divert management’s time and attention away from other aspects of our business operations; and

•	incur costs relating to a potential acquisition that we fail to consummate, which we may not be able to recover.

Additionally, we may not be able to successfully integrate the assets or operations of any acquired businesses into our operations, or to achieve the expected benefits of any acquisitions. Following an acquisition, we may also face cannibalization of existing product sales by our newly-acquired products, unless we adequately integrate new products with our existing products, aggressively target different consumers for our newly-acquired products and increase our overall market share. The failure to successfully integrate any acquired business or products in the future could have a material adverse effect on our results of operations and financial position.

Further, we may be required to issue equity securities to finance an acquisition, which would be dilutive to our stockholders, and the equity securities may have rights or preferences senior to those of our existing stockholders. If we incur indebtedness to finance an acquisition, it would result in debt service costs, and we may be subject to covenants restricting our operations or liens encumbering our assets.

A security breach or other disruption to our information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, supplier, or sensitive company information or could disrupt our operations, which could damage our relationships with customers, suppliers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.
Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers, credit card information, the personal information of our employees, information relating to customer preferences, and our proprietary financial, operational and strategic information. The protection of this information is vitally important to us as the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such information could lead to significant reputational or competitive harm, result in litigation involving us or our business partners, expose us to regulatory proceedings, and cause us to incur substantial liabilities, fines, penalties or expenses. As a result, we believe our future success and growth depends, in part, on the ability of our key business processes and systems, including our information technology and global communication systems, to prevent the theft, loss, misuse, unauthorized disclosure, or unauthorized access of this personal, confidential, and sensitive information, and to respond quickly and effectively if data security incidents do occur. As with many businesses, we are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition or results of operations.
As has been well documented in the media, the frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents has significantly increased in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to attacks and incidents. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.
In addition, although we take the security of our information technology systems seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining access to our systems and information. Despite the implementation of reasonable security measures by us and our third-party providers, our systems and information may be susceptible to cyber-attacks or data security incidents. In addition, because the techniques used to obtain unauthorized access to information technology systems are constantly evolving and becoming more sophisticated, we may be unable to anticipate these techniques or implement adequate preventive measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, have the potential to limit our ability to complete sales or ship products to our customers, harm relationships with our suppliers, or restrict our ability to meet our customers' expectations with respect to their online or retail shopping experience.
A cyber-attack or other data security incident could result in the significant and protracted disruption of our business such that:

•	critical business systems become inoperable or require a significant amount of time or cost to restore;

•	key personnel are unable to perform their duties, communicate with employees, customers or third-party partners;

•	it results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, supplier, or company information;

•	we are prevented from accessing information necessary to conduct our business;

•	we are required to make unanticipated investments in equipment, technology or security measures;

•	key wholesale and distributor customers cannot place or receive orders, and we are unable to ship orders on a timely basis or at all;

•	customers cannot access our E-Commerce websites, and customer orders may not be received or fulfilled; or

•	we become subject to other unanticipated liabilities, costs, or claims.

If any of these events were to occur, it could have a material adverse effect on our financial condition and results of operations, and result in harm to our reputation.
In addition, if a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers, suppliers or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our brands, cause our suppliers to reconsider their relationship with our company or impose more onerous contractual provisions, and subject us to potential litigation, liability, fines and penalties. For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the Action on the Protection of Personal Information in Japan and the General Data Protection Regulation (known as “GDPR”) in the EU. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if payment card information is stolen or otherwise compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if customer information is never compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of the losses and costs associated with cyber-attacks and data incidents, such insurance coverage may be insufficient to cover all losses and would not, in any event, remedy damage to our reputation. In addition, we may face difficulties in recovering any losses from our provider and any losses we recover may be lower than we initially expect.
Key business processes, including our information technology and global communications systems, could be interrupted and such interruption could adversely affect our business and result in lost sales and harm to our business reputation.
Our future success and growth depend in part on the continued operation of our key business processes, including our information technology and global communications systems. Our key processes and systems could be interrupted by failures due to weather, natural disasters, power loss, software or equipment, telecommunication systems, information technology infrastructure, sabotage, terrorism, computer viruses, cyber-security attacks or similar events. Any interruptions to key business processes and systems could have a material adverse effect on our business and operations and result in lost sales and harm to our business reputation.
Furthermore, we rely on certain information technology management systems to prepare sales forecasts, track our financial and operating results, and otherwise manage and operate our business. As our business grows and we expand our brands and products into additional distribution channels and geographic regions, these systems may require expansion. We may experience difficulties expanding these systems, or transitioning to new or upgraded systems, which may result in loss of data, decreases in productivity, and increased costs associated with the implementation of the new or upgraded systems. If we are unable to modify our systems to respond to changes in our business needs, or if we experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial and operating results, or otherwise manage and operate our business could be adversely affected.
Our revolving credit facility agreements expose us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants could result in a default. A default under any of our revolving credit facility agreements could allow our lenders to accelerate the timing of payments and exercise their liens on our assets, which could have a material adverse effect on our business, operations, financial condition and liquidity.

In addition, certain of our revolving credit facility agreements bear interest at a rate that varies depending on the London Interbank Offered Rate (LIBOR). Any increases in the interest rates applicable to borrowings under our credit facilities would increase our cost of borrowing, which would result in a decline in our net income and liquidity. Further, the UK’s Financial Conduct Authority, which regulates LIBOR, has announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate certain of our revolving credit facility agreements, which could have an adverse effect on our financing costs.

The tax laws applicable to our business are very complex and changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.

We are subject to changes in tax laws, regulations and treaties in and between the jurisdictions in which we operate. Our tax expense is based on our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in their interpretation, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. In addition, the enactment of the Tax Reform Act resulted in changes to the existing US tax laws that have and will continue to affect us. Additional changes in tax laws or proposed regulations, clarifications, interpretations and other changes to the Tax Reform Act may ultimately be enacted in a future period, which could increase our income tax liability or adversely affect our net income and long-term effective tax rates.

Certain additional provisions of the Tax Reform Act, such as the tax on global intangible low-taxed income, will continue to apply to us and, as a result, could impact our effective tax rate. Taxes due over a period of time as a result of the Tax Reform Act, including the one-time, mandatory deemed repatriation tax on certain foreign earnings, could be accelerated upon various triggering events, including failure to pay such taxes when due. The Tax Reform Act made broad and complex changes to the US tax code and we expect to see future regulatory, administrative or legislative guidance periodically issued. If we determine the guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

In addition, many countries in the EU and around the globe have adopted or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our US and international business activities, many of these enacted and proposed changes could increase our worldwide effective tax rate and harm our financial position and results of operations.

We may be subject to additional tax liabilities as a result of audits by various taxing authorities.

We conduct our operations through subsidiaries in several countries and foreign territories, including the US, the UK, Japan, China, Hong Kong, Macau, the Netherlands, France, Germany, Canada, Austria, Belgium and Switzerland. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between these countries. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

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

Our common stock is traded on the NYSE under the symbol DECK. The trading price of our common stock has been and may continue to be volatile. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future financial performance and operating results, whether realized or perceived;

•	changes in estimates of our performance by securities analysts and other market participants, or our failure to meet such estimates;

•	changes in our stockholder base or public actions taken by investors;

•	market research and opinions published by securities analysts and other market participants, and the response to such publications;

•	quarterly fluctuations in our sales, margins, expenses, and other financial and operating results;

•	the financial stability of our customers, manufacturers and suppliers;

•	legal proceedings, regulatory actions and legislative changes;

•	announcements regarding the potential repurchase of our common stock, and our actual share repurchase activity;

•	the declaration of stock or cash dividends;

•	consumer confidence and discretionary spending levels;

•	broad market fluctuations in volume and price;

•	general market, political and economic conditions; and

•	a variety of risk factors, including the ones described elsewhere within this Annual Report and in our other filings with the SEC.

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

We sell a large portion of our products through higher-end specialty and department store retailers. The businesses of these retailer customers may be impacted by factors such as changes in economic conditions, reduced customer demand for luxury products, decreases in available credit and increased competition. If these or other factors result in financial difficulties or insolvency for our retail customers, such pressures would have an adverse impact on our estimated allowances and reserves, and potentially result in us losing key customers.

Furthermore, economic factors such as fuel or transportation costs, inflation, labor costs, tariffs, and insurance and healthcare costs may increase our cost of sales and our operating expenses.

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

Responding to the actions of activist stockholders can be costly and time-consuming, disruptive to our operations, and result in the diversion of the attention of management and our employees. For example, we were previously involved in a proxy contest with a hedge fund, which required us to incur significant legal fees and proxy solicitation expenses and required significant time and attention by management and our Board of Directors. Any perceived uncertainties as to the impact of the activities of activist stockholders, or of our future strategic direction, could also affect the market price and volatility of our common stock.

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

Generally accepted accounting principles in the US (US GAAP) are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Item 2. Properties

Our corporate headquarters is located in Goleta, California. The construction of our 14-acre corporate headquarters in Goleta, California was substantially completed in January 2014.

We have one primary US distribution center, which is located in Moreno Valley, California. We began operating this warehouse and distribution center in the fourth quarter of fiscal year 2015 and, since June 2017, have expanded our operations at this location. While we continue to operate our distribution center in Camarillo, we are currently working to move all of our Camarillo distribution operations to our Moreno Valley location. Once the migration of our distribution center operations is complete, we will be closing our Camarillo distribution center. We anticipate this closure to be completed in the first half of fiscal year 2020.

Our international distribution centers are managed by 3PLs and are located in Canada, China, Japan, the Netherlands, and the UK. We also have a domestic distribution center managed by a 3PL, located in Pennsylvania.

We also have offices in China, Hong Kong, Vietnam, Japan, France, Germany, the Netherlands, Switzerland, and the UK for which some oversee the quality and manufacturing standards of our products, and others are for regional sales, operations and administration. We also have offices in Macau and Hong Kong to coordinate logistics and facilitate procurement.

As of March 31, 2019, we had 54 retail stores in the US ranging from approximately 1,000 to 7,000 square feet. Internationally, we had 102 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland and the UK.

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

The following table provides details regarding our significant physical properties as of March 31, 2019:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Camarillo, California	Warehouse and Distribution Center	Lease	423,106
Goleta, California	Corporate Headquarters	Own	185,000

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

On May 10, 2019, a jury for the US District Court for the Northern District of Illinois Eastern Division ruled in our favor in our willful trademark infringement and counterfeiting lawsuit against Australian Leather. Australian Leather’s affirmative defense is still outstanding pending a ruling from the court. While we believe there is no basis for a judgment finding the UGG trademark unenforceable, such a ruling would have a material adverse effect on our business. Following entry of a final judgment, the court rulings are subject to appeal.

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, operating results, financial condition, or cash flows. However, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management’s time and resources, and other factors.

PART II

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), HOKA One One® (HOKA), Koolaburra® (Koolaburra), Ahnu® (Ahnu) and UGGpureTM (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Certain reclassifications were made for all prior periods presented including the fiscal years ended March 31, 2018, 2017, 2016, and 2015, to conform to the current period presentation.

Unless otherwise specifically indicated, all dollar amounts in Items 5, 6, 7 and 7A herein are expressed in thousands, except for per share data. The defined periods for the fiscal years ended March 31, 2019, 2018, and 2017 are stated herein as “year ended” or “years ended”.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol DECK on the NYSE since May 2014 and was traded on the NASDAQ Global Select Market prior to that date.

As of May 17, 2019, we had 41 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2019 that were not registered under the Securities Act.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index for the five-fiscal year periods commencing April 1, 2014 and ending March 31, 2019. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph below assumes one hundred dollars invested in our common stock, the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index on April 1, 2014.

	April 1,	Years Ended March 31,
	2014	2015	2016	2017	2018	2019
Deckers Outdoor Corporation	$100.0	$86.3	$70.9	$70.7	$106.6	$174.0
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	95.5	84.8	67.4	86.4	83.7
The NYSE Composite Index	100.0	109.7	105.6	122.1	135.8	142.3

The stock performance graph and related information shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as we do not exceed certain leverage ratios and no event of default has occurred.

Stock Repurchase Programs

In October 2017, our Board of Directors approved a stock repurchase program which, together with a stock repurchase program approved in 2015, authorized us to repurchase a total of up to $400,294 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (2017 Repurchase Program).

In January 2019, our Board of Directors approved the 2019 Repurchase Program, which authorizes us to repurchase up to $261,000 of our common stock. As of March 31, 2019, the aggregate remaining approved amount under the 2017 Repurchase Program and 2019 Repurchase Program (collectively, our “Stock Repurchase Programs”) was $350,212.

Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make share repurchases under these programs, as long as we do not exceed certain leverage ratios and no event of default has occurred under these arrangements. As of March 31, 2019, we were in compliance with these arrangements.

During the fourth quarter of the year ended March 31, 2019, we did not repurchase any shares of our common stock and had an aggregate remaining approved amount under our Stock Repurchase Programs of $350,212 as of March 31, 2019.

Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” and Note 10, “Stockholders' Equity,” of our consolidated financial statements and accompanying notes thereto (referred to herein as the “consolidated financial statements”) in Part IV within this Annual Report for further information on repurchases of our common stock.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial data and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part IV, Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

	Years Ended March 31,
	2019	2018	2017	2016	2015
Income Statement Data
Net sales
UGG brand wholesale	$888,347	$841,893	$826,355	$918,102	$903,926
HOKA brand wholesale	185,057	132,688	93,064	74,937	47,614
Teva brand wholesale	119,390	117,478	103,694	143,280	136,028
Sanuk brand wholesale	69,791	78,283	77,552	90,719	102,690
Other brands wholesale	42,818	17,273	23,142	3,842	9,441
Direct-to-Consumer	715,034	715,724	666,340	644,317	617,358
Total net sales	2,020,437	1,903,339	1,790,147	1,875,197	1,817,057
Cost of sales	980,187	971,697	954,912	1,028,529	938,949
Gross profit	1,040,250	931,642	835,235	846,668	878,108
Selling, general and administrative expenses	712,930	709,058	837,154	684,541	653,689
Income (loss) from operations	327,320	222,584	(1,919)	162,127	224,419
Other (income) expense, net	(1,614)	1,888	5,067	5,242	3,280
Income (loss) before income taxes	328,934	220,696	(6,986)	156,885	221,139
Income tax expense (benefit)	64,626	106,302	(12,696)	34,620	59,359
Net income	264,308	114,394	5,710	122,265	161,780
Total other comprehensive (loss) income	(9,671)	13,468	(5,894)	(89)	(18,425)
Comprehensive income (loss)	$254,637	$127,862	$(184)	$122,176	$143,355

Net income per share
Basic	$8.92	$3.60	$0.18	$3.76	$4.70
Diluted	$8.84	$3.58	$0.18	$3.70	$4.66
Weighted-average common shares outstanding
Basic	29,641	31,758	32,000	32,556	34,433
Diluted	29,903	31,996	32,355	33,039	34,733

	As of March 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Cash and cash equivalents	$589,692	$429,970	$291,764	$245,956	$225,143
Working capital	844,881	721,524	661,770	547,267	519,051
Total assets	1,427,206	1,264,379	1,191,780	1,278,068	1,169,933
Long-term liabilities	131,552	134,434	78,474	72,099	65,379
Stockholders' equity	1,045,130	940,779	954,255	967,471	937,012

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk and Koolaburra. We believe that our products are distinctive and appeal broadly to women, men and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our Direct-to-Consumer (DTC) business, which is comprised of our retail stores and E-Commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent manufacturers.

Recent Developments

Restructuring Plan. During February 2016, we announced the implementation of a multi-year restructuring plan which was designed to realign our brands across our Fashion Lifestyle and Performance Lifestyle groups, optimize our worldwide owned retail store fleet, and consolidate our management and operations. In general, the intent of this restructuring plan was to reduce overhead costs and create operating efficiencies while improving collaboration across brands.

In connection with our restructuring plan, we closed 46 company-owned global retail stores as of March 31, 2019, including conversions to partner retail stores, and consolidated our brand operations and corporate headquarters. Our decision to open or close retail store locations was evaluated based on the operating results of each store through at least two peak selling seasons, as well as our retail store fleet optimization strategies and long-term strategic objectives.

The cumulative annualized selling, general, and administrative (SG&A) expense savings by applicable reportable operating segment, realized as of March 31, 2019, are approximately as follows:

Amount
UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	43,000
Unallocated overhead costs	17,000
Total	$63,000

The cumulative restructuring charges incurred by category as of March 31, 2019, are as follows:

Amount
Lease terminations	$18,282
Retail store fixed asset impairment	9,372
Severance costs	9,776
Software and office fixed asset impairment	6,987
Other*	11,202
Total	$55,619

*Includes costs related to office consolidations and termination of contracts and services.

The cumulative restructuring charges by applicable reportable operating segment are as follows:

	Years Ended March 31,			Cumulative Restructuring Charges**
	2019	2018	2017
UGG brand wholesale	$—	$—	$2,238	$2,238
Sanuk brand wholesale	—	—	20	3,068
Other brands wholesale	—	—	102	2,263
Direct-to-Consumer	—	149	12,771	23,454
Unallocated overhead costs	295	1,518	13,853	24,596
Total	$295	$1,667	$28,984	$55,619

**Cumulative restructuring charges include restructuring charges of $24,673, which were incurred during the fiscal year ended March 31, 2016.

During the years ended March 31, 2019, 2018, and 2017, total restructuring charges incurred and stated above were recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

As of March 31, 2019, we have completed our restructuring plan and achieved cumulative SG&A expense savings to date along with cumulative restructuring charges. We currently do not anticipate incurring additional restructuring charges in connection with this restructuring plan.

Refer to Note 1, “General,” under the heading “Restructuring Plan” of our consolidated financial statements in Part IV within this Annual Report for further information on our remaining accrued liabilities under our restructuring plan.

Operating Profit Improvement Plan. During February 2017, we announced that, in addition to continuing to execute on our restructuring plan, we would implement various business transformation initiatives to further reduce expenses and improve gross margins, the projected combined impact of which was expected to be approximately $100,000 of net annualized operating profit improvement by the end of the fiscal year ending March 31, 2020. As of March 31, 2019, we have successfully completed our plan and achieved in excess of $100,000 of net annualized operating profit improvement under both our restructuring and operating profit improvement plans. Consistent with our strategy, the principal drivers of the net annualized operating profit improvement achieved were costs of goods sold improvements, resulting from lower input costs and improved supply chain management, and SG&A expense savings, primarily driven by retail store closures, office consolidations, lower corporate infrastructure costs and process improvement efficiencies. We will continue to apply the lessons learned in our completed plans by pursuing opportunities to optimize profitability and seeking to enhance operating results throughout our business.

Trends Impacting our Overall Business

Our business and the industry in which we operate continue to be impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are unpredictable and beyond our control. To address seasonality, we continue to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance product offering of the HOKA brand. Even though we continue to expand our product lines with the goal of creating more year-round styles for our brands to drive sales and offset the impact of weather conditions, the effect of favorable or unfavorable weather on our aggregate sales and operating results may continue to be significant.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions. The retail industry continues to undergo significant structural changes fueled by technology and the internet, changes in consumer purchasing behavior and a shrinking retail footprint. In particular, retail stores are experiencing significant and prolonged decreases in consumer traffic as customers continue to migrate to shopping online. This shift is positively impacting the performance of our E-Commerce business, while creating challenges and headwinds for our retail business as well as the business of our key customers. It is also transforming the way we approach marketing, including our focus on digital marketing efforts.

•
In light of the shift in consumer shopping behavior, and our ongoing efforts to enhance our operating results, we are seeking to optimize our retail store footprint. While we expect to identify additional retail stores for closure, we may simultaneously identify opportunities to open new retail stores in the future. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores.

•
As a result of changes in consumer purchasing behavior, we expect our E-Commerce business will continue to be a driver of long-term growth, although we expect the year-over-year growth rate will decline over time as the size of our E-Commerce business increases.

•
Starting in the second half of 2018, we implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the United States (US) wholesale marketplace. We plan to continue this strategic management of the US marketplace in future seasons and expect to implement similar strategies internationally during fiscal year 2020.

•
We believe consumers are buying product closer to the particular wearing occasion (“buy now, wear now”), which tends to shorten the purchasing windows for weather-dependent product. Not only does this trend impact our DTC business, we believe it is also impacting the purchasing behavior of our large wholesale customers. In particular, these customers appear to be shortening their purchasing windows to address the evolving behavior of retail consumers and to manage their own product-related inventories.

•
Foreign currency exchange rate fluctuations have the potential to cause variations in our operating results. While we seek to hedge some of the risks associated with foreign currency exchange rate fluctuations, these changes are largely outside of our control. We expect these changes will continue to impact the future purchasing patterns of our customers, as well as our operating results.

•
We believe consumers are increasingly buying brands which advance sustainable business practices and deliver quality products while striving for minimal environmental impact with socially conscious operations. Through our Corporate Responsibility Program, we expect to continue to advance our sustainable business initiatives.

Reportable Operating Segment Overview

We perform an annual assessment of the appropriateness of our reportable operating segments during the third quarter of our fiscal year. However, due to known circumstances arising during the first quarter of the fiscal year ending March 31, 2019 (Q1 2019), management performed this assessment at that time. These circumstances included an assessment of quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to our other reportable operating segments, as well as an assessment of qualitative factors, such as the ongoing growth of, and our increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in Q1 2019, we added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

Our six reportable operating segments now include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is our Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

During calendar year 2017, we began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective April 1, 2017, the operations for the Ahnu brand were discontinued and certain remaining styles are sold under the Teva brand. Results of wholesale operations for the former Ahnu brand are now reported in the Teva brand wholesale reportable operating segment instead of the Other brands wholesale reportable operating segment, as presented for the year ended March 31, 2017.

UGG Brand. The UGG brand is one of the most iconic and recognized brands in our industry which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that attracts women, men, and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to consistently delivering quality and luxuriously comfortable footwear, apparel, and accessories.

•
Diversification of our product lines, including women’s spring and summer, men’s, and lifestyle offerings. Our strategy of product diversification aims to mitigate the impacts of seasonality and decrease our reliance on sheepskin.

•	Continued enhancement of our Omni-Channel and digital marketing capabilities to enable us to better engage existing and prospective consumers and expose them to our brands.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight, originally designed for ultra-runners, and now appeals to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within the specialty community with strong marketing fueling both domestic and international sales growth.

Teva Brand. The Teva brand, which pioneered the sport sandal category, is born from the outdoors and rooted in adventure. The Teva brand is a global leader within the sport sandal and modern outdoor lifestyle categories by fueling the expression of freedom. The Teva brand’s product line includes sandals, shoes, and boots.

Sanuk Brand. The Sanuk brand originated in Southern California surf culture and has emerged into a lifestyle brand with a presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand’s identity.

Other Brands. Other brands currently consists of the Koolaburra by UGG brand, as well as other discontinued brands during the prior periods presented. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials, sold through our wholesale channel and is intended to target the value-oriented consumer in order to complement our UGG brand offering.

Direct-to-Consumer. Our DTC business is comprised of our retail stores and E-Commerce websites which, in an Omni-Channel marketplace, are intertwined and interdependent. We believe many of our consumers interact with both our retail stores and our websites before making purchasing decisions.

Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of March 31, 2019, we had a total of 156 company-owned global retail stores, which includes 88 concept stores and 68 outlet stores. Generally, we open retail store locations during the second or third quarters of each fiscal year and consider closures of retail stores during the third or fourth quarter of each fiscal year.

Flagship stores. Included in the total count of retail stores worldwide are nine UGG brand flagship stores, which are lead concept stores in our retail channel. In certain key markets and prominent locations, we have opened flagship stores to showcase our UGG brand products. These stores are typically larger and have broader product offerings and greater traffic than our general concept stores as they are primarily located in major tourist areas. The net sales for these stores are recorded in our DTC reportable operating segment.

Concession stores. Included in the total count of retail stores worldwide are concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

Partner Retail stores. In certain international markets, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third parties and not included in the total count of worldwide company-owned retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the store becomes wholly-owned and operated by third parties and related net sales are recorded in our UGG brand or Sanuk brand wholesale reportable operating segments, as applicable.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2019, we operated our E-Commerce business through an aggregate of 22 company-owned websites in nine different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Annual Report we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with principles generally accepted in the United States (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates or to other financial measures presented in accordance with US GAAP.

We report comparable DTC sales on a constant currency basis for combined DTC operations that were open throughout the current and prior reporting period and have adjusted the prior reporting period to conform to the current fiscal year presentation and accounting policy change for the adoption of the new revenue standard. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other retailers. As a result, information included within this Annual Report regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other retailers.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Due to the size of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded net sales in the quarters ending March 31st and June 30th. While we have taken steps to diversify our product offerings, both by creating more year-round styles and expanding product offerings within our existing brands, and by acquiring and developing new brands, we expect this trend to continue for the foreseeable future. Refer to Note 14, “Quarterly Summary of Information (Unaudited),” of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

Result of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018

The following table summarizes our results of operations for the periods presented:

	Years Ended March 31,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,020,437	100.0%	$1,903,339	100.0%	$117,098	6.2%
Cost of sales	980,187	48.5	971,697	51.1	(8,490)	(0.9)
Gross profit	1,040,250	51.5	931,642	48.9	108,608	11.7
Selling, general and administrative expenses	712,930	35.3	709,058	37.3	(3,872)	(0.5)
Income from operations	327,320	16.2	222,584	11.7	104,736	47.1
Other (income) expense, net	(1,614)	(0.1)	1,888	0.1	3,502	185.5
Income before income taxes	328,934	16.3	220,696	11.6	108,238	49.0
Income tax expense	64,626	3.2	106,302	5.6	41,676	39.2
Net income	$264,308	13.1%	$114,394	6.0%	$149,914	131.1%

Net income per share
Basic	$8.92		$3.60		$5.32
Diluted	$8.84		$3.58		$5.26

Net Sales. The following table summarizes our net sales by location, and by brand and channel, for the periods presented:

	Years Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,278,358	$1,174,061	$104,297	8.9%
International	742,079	729,278	12,801	1.8
Total	$2,020,437	$1,903,339	$117,098	6.2%

Net sales by brand and channel
UGG brand
Wholesale	$888,347	$841,893	$46,454	5.5%
Direct-to-Consumer	644,520	665,354	(20,834)	(3.1)
Total	1,532,867	1,507,247	25,620	1.7
HOKA brand
Wholesale	185,057	132,688	52,369	39.5
Direct-to-Consumer	38,092	20,772	17,320	83.4
Total	223,149	153,460	69,689	45.4
Teva brand
Wholesale	119,390	117,478	1,912	1.6
Direct-to-Consumer	18,022	16,116	1,906	11.8
Total	137,412	133,594	3,818	2.9

	Years Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	69,791	78,283	(8,492)	(10.8)
Direct-to-Consumer	12,822	12,639	183	1.4
Total	82,613	90,922	(8,309)	(9.1)
Other brands
Wholesale	42,818	17,273	25,545	147.9
Direct-to-Consumer	1,578	843	735	87.2
Total	44,396	18,116	26,280	145.1
Total	$2,020,437	$1,903,339	$117,098	6.2%

Total Wholesale	$1,305,403	$1,187,615	$117,788	9.9%
Total Direct-to-Consumer	715,034	715,724	(690)	(0.1)
Total	$2,020,437	$1,903,339	$117,098	6.2%

Consolidated net sales increased primarily due to higher HOKA, UGG, and Other brand wholesale sales. Further, we experienced an increase in total volume of pairs sold of 9.5% to 35,800 compared to 32,700 during the prior period. On a constant currency basis, net sales increased 5.8% compared to the prior period. Key drivers of the change in net sales were as follows:

•
Wholesale net sales of our UGG brand increased due to a higher volume of pairs sold, partially offset by a lower weighted-average selling price per pair (WASPP). These net impacts were driven by earlier full-priced selling compared to the prior period, as well as growth in our UGG Men’s business and non-Classic styles in UGG Women’s, complimented by our US domestic wholesale UGG Core-Classics product allocation strategy. On a constant currency basis, wholesale net sales of our UGG brand increased 4.3% compared to the prior period.

•
Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold driven by continued global growth of the brand, primarily in the US and Europe, as well as additional sales generated by updates to key franchises, including Clifton and Bondi, compared to the prior period.

•	Wholesale net sales of our Teva brand primarily increased due to Japan growth driven by premium fashion collaborations.

•
Wholesale net sales of our Sanuk brand decreased due to a lower WASPP, as well as a lower volume of pairs sold, primarily driven by lower performance in the domestic surf specialty channel and lower international sales resulting from our strategic focus on US markets.

•
Wholesale net sales of our Other brands increased due to a higher volume of pairs sold driven by continued growth in the US family value channel for the Koolaburra brand, partially offset by a lower WASPP due to product and customer mix.

•
DTC net sales remained relatively flat, primarily due to lower WASPP driven by product mix, mostly offset by a higher volume of pairs sold for the HOKA, Teva and Other brands compared to the prior period.

Comparable DTC net sales for the 52 weeks ended March 31, 2019 increased 1.9% compared to the same period during fiscal year 2018. The increase was due to growth in our E-Commerce business primarily for the UGG and HOKA brands.

•
International net sales, which are included in the reportable operating segment net sales presented above, increased by 1.8% compared to the prior period. International net sales represented 36.7% and 38.3% of total net sales for the years ended March 31, 2019 and 2018, respectively. The increase was primarily due to higher net sales for the HOKA and Teva brands in Europe and Asia.

Gross Profit. Gross profit, as a percentage of net sales, or gross margin, increased to 51.5% from 48.9% during the prior period due to higher-full priced selling driven by less discounting and promotional activity, higher margin on products sold through our closeout channel due to more efficient inventory management, lower air-freight costs for our domestic wholesale business, and lower input costs as we executed our supply chain initiatives as part of our operating profit improvement plan.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•
increased variable advertising, promotion and other operating expenses of $7,086, primarily due to higher marketing investment to drive sales for the HOKA and UGG brands, as well as higher variable related costs for our DTC operations;

•	increased foreign currency-related losses of $8,627 driven by changes in foreign currency exchange rates for Canadian, Asian, and European currencies;

•
increased compensation costs of $6,697, primarily due to higher payroll-related costs, partially offset by consulting costs related to the strategic review process during the prior period, as well as higher accruals for variable performance-based compensation as a result of our financial performance during the current period;

•
decreased professional service costs of $12,868, primarily driven by lower costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized during the current fiscal year; and

•	decreased impairment and depreciation charges of $5,880, primarily due to lower retail store-related impairments and depreciation for retail store closures completed in prior periods.

Income from Operations. Income (loss) from operations by reportable operating segment for the periods presented were as follows:

	Years Ended March 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$300,761	$247,826	$52,935	21.4%
HOKA brand wholesale	35,717	20,954	14,763	70.5
Teva brand wholesale	27,939	20,400	7,539	37.0
Sanuk brand wholesale	12,781	14,474	(1,693)	(11.7)
Other brands wholesale	10,411	1,304	9,107	698.4
Direct-to-Consumer	185,449	156,896	28,553	18.2
Unallocated overhead costs	(245,738)	(239,270)	(6,468)	(2.7)
Total	$327,320	$222,584	$104,736	47.1%

The increase in total income from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses, primarily driven by higher variable costs. Key drivers of the change in income from operations were as follows:

•
The increase in income from operations of UGG, HOKA, Other and Teva brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher marketing and selling expenses.

•
The decrease in income from operations of Sanuk brand wholesale was primarily due to lower sales, partially offset by higher gross margins and lower SG&A expenses, driven by lower marketing and selling expenses.

•
The increase in income from operations of DTC was primarily due to higher gross margins, as well as lower overall retail store operating costs driven by store closures completed in prior periods, including related impairments and depreciation costs, partially offset by higher warehouse expenses.

•
The increase in unallocated overhead costs was primarily due to changes in foreign currency exchange rates for Canadian, Asian, and European currencies and higher warehouse-related expenses associated with the Moreno Valley warehouse and distribution center expansion, partially offset by lower professional and consulting service costs associated with our proxy contest and related legal matters incurred during the prior period, as well as a one-time legal credit recognized in the current fiscal year.

Other (Income) Expense, Net. The increase in total other income, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields and higher average invested cash balances, as well as an increase driven by changes in penalties and interest.

Income Taxes. Income tax expense and our effective income tax rate for the periods presented were as follows:

	Years Ended March 31,
	2019	2018
Income tax expense	$64,626	$106,302
Effective income tax rate	19.6%	48.2%

The decrease in our effective income tax rate was due to the impacts of the Tax Cuts and Jobs Act (Tax Reform Act) which were effective on or after January 1, 2018, as well as a change in the jurisdictional mix of worldwide income before income taxes for the year ended March 31, 2019. The Tax Reform Act reduced the US federal income tax rate and our foreign earnings are now subject to US taxation as they are considered global intangible low-taxed income. The prior period included additional income tax expense for the remeasurement of deferred tax assets to the lower enacted US federal tax rate and the one-time mandatory deemed repatriation of foreign earnings.

Foreign income before income taxes was $147,204 and $149,214, and worldwide income before income taxes was $328,934 and $220,696, during the years ended March 31, 2019 and 2018, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, was primarily due to higher growth reported in domestic net sales as compared to growth from foreign net sales.

For the years ended March 31, 2019 and 2018, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. As of March 31, 2019, we had $214,876 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon repatriation by means of the remittance of taxable dividends or upon the sale or liquidation of these subsidiaries.

We expect our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes. For further information on the impacts of the Tax Reform Act, refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted average common shares outstanding due to stock repurchases.

Other Comprehensive Loss. Other comprehensive loss increased, compared to the prior period, primarily due to higher foreign currency translation losses driven by changes in our net asset position and European and Asian foreign currency exchange rates.

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017

The following table summarizes our results of operations for the periods presented:

	Years Ended March 31,
	2018		2017		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,903,339	100.0%	$1,790,147	100.0%	$113,192	6.3%
Cost of sales	971,697	51.1	954,912	53.3	(16,785)	(1.8)
Gross profit	931,642	48.9	835,235	46.7	96,407	11.5
Selling, general and administrative expenses	709,058	37.3	837,154	46.8	128,096	15.3
Income (loss) from operations	222,584	11.7	(1,919)	(0.1)	224,503	11,699.0
Other expense, net	1,888	0.1	5,067	0.3	3,179	62.7
Income (loss) before income taxes	220,696	11.6	(6,986)	(0.4)	227,682	3,259.1
Income tax expense (benefit)	106,302	5.6	(12,696)	(0.7)	(118,998)	(937.3)
Net income	$114,394	6.0%	$5,710	0.3%	$108,684	1,903.4%

Net income per share
Basic	$3.60		$0.18		$3.42
Diluted	$3.58		$0.18		$3.40

Net Sales. The following table summarizes our net sales by location, and by brand and channel, for the periods presented:

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,174,061	$1,141,303	$32,758	2.9%
International	729,278	648,844	80,434	12.4
Total	$1,903,339	$1,790,147	$113,192	6.3%

Net sales by brand and channel
UGG brand
Wholesale	$841,893	$826,355	$15,538	1.9%
Direct-to-Consumer	665,354	624,682	40,672	6.5
Total	1,507,247	1,451,037	56,210	3.9
HOKA brand
Wholesale	132,688	93,064	39,624	42.6
Direct-to-Consumer	20,772	11,518	9,254	80.3
Total	153,460	104,582	48,878	46.7
Teva brand
Wholesale	117,478	103,694	13,784	13.3
Direct-to-Consumer	16,116	14,021	2,095	14.9
Total	133,594	117,715	15,879	13.5

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	78,283	77,552	731	0.9
Direct-to-Consumer	12,639	14,214	(1,575)	(11.1)
Total	90,922	91,766	(844)	(0.9)
Other brands
Wholesale	17,273	23,142	(5,869)	(25.4)
Direct-to-Consumer	843	1,905	(1,062)	(55.7)
Total	18,116	25,047	(6,931)	(27.7)
Total	$1,903,339	$1,790,147	$113,192	6.3%

Total Wholesale	$1,187,615	$1,123,807	$63,808	5.7%
Total Direct-to-Consumer	715,724	666,340	49,384	7.4
Total	$1,903,339	$1,790,147	$113,192	6.3%

Consolidated net sales increased primarily due to higher HOKA, UGG, and Teva wholesale sales and overall DTC sales. Further, we experienced an increase in pairs sold of 4.1% to 32,700 compared to 31,400 during the prior period. On a constant currency basis, net sales increased 6.1% compared to the prior period. Key drivers for the change in net sales were as follows:

•
Wholesale net sales of our UGG brand increased primarily due to an increase in WASPP, as well as an increase in apparel and home goods sales. The increase in WASPP was driven by fewer closeout sales. On a constant currency basis, wholesale net sales of our UGG brand increased 2.3% compared to the prior period.

•	Wholesale net sales of our HOKA brand increased due to a higher volume of pairs sold due to its continued global growth, primarily in the US and Europe.

•	Wholesale net sales of our Teva brand increased due to a higher WASPP, primarily attributable to changes in product mix and fewer closeout sales.

•	Wholesale net sales of our Sanuk brand remained relatively flat with a slight increase in volume of pairs sold.

•
Wholesale net sales of our Other brands decreased due to a lower volume of pairs sold, partially offset by a higher WASPP primarily driven by the change in presentation for the results of wholesale operations of the Ahnu brand to the Teva brand wholesale reportable operating segment.

•
DTC net sales increased 7.4% compared to the prior period, largely due to growth in our E-Commerce business. The increase in total DTC net sales was primarily due to a higher volume of pairs sold, partially offset by a decrease in WASPP. The decrease in WASPP was due to higher discounted sales through UGG Closet, our limited E-Commerce outlet offering, as well as changes in product mix in our retail stores. Further, we experienced an increase in UGG brand apparel and home goods sales compared to the prior period. On a constant currency basis, DTC net sales increased 6.2% during the year ended March 31, 2018 compared to the prior period.

Comparable DTC net sales for the 52 weeks ended April 1, 2018 increased 7.0% on a constant currency basis compared to the same period during fiscal year 2017. The increase in comparable DTC net sales was due to growth in E-Commerce, partially offset by a decline in net sales at our retail stores.

•
International net sales, which are included in the reportable operating segment net sales presented above, increased by 12.4% compared to the prior period. International net sales represented 38.3% and 36.2% of total net sales for the years ended March 31, 2018 and 2017, respectively. The increase was primarily due to higher net sales for the UGG and HOKA brands in Europe and Asia.

Gross Profit. Gross profit, as a percentage of net sales, or gross margin, increased to 48.9% from 46.7% during the prior period primarily driven by lower input costs as we executed our supply chain initiatives through our operating profit improvement plan, a higher proportion of full-priced selling partly due to favorable weather conditions, as well as favorable foreign currency exchange rate fluctuations compared to the prior period.

Selling, General and Administrative Expenses. The net decrease in SG&A expenses, compared to the prior period, was primarily the result of:

•
significantly decreased impairment and depreciation charges of $138,235, primarily due to the impairment charge for the Sanuk brand wholesale reportable operating segment goodwill and patent in the amount of approximately $118,000, as well as retail store and other long-lived asset impairment charges incurred during the prior period;

•
increased compensation costs of $38,030, primarily due to approximately $35,000 driven by higher performance-based compensation and time-based stock awards, as well as other costs incurred for our in-house converted sales team;

•
decreased commission expenses of $22,988, primarily due to the conversion of sales agent agreements to an in-house sales team during the prior period, partially offset by the increased compensation costs discussed above;

•	increased costs associated with our proxy contest of $8,969;

•
decreased foreign currency losses of $8,348, due to favorable exchange rates for European and Asian currencies in the current period, partially offset by higher realized losses on hedging instruments on foreign currency exchange rate forward contracts compared to the prior period;

•
decreased professional and consulting service costs of $7,502, primarily driven by costs savings initiatives, as well as lower restructuring charges related to corporate reorganization cost compared to the prior period;

•	increased warehouse-related expenses of $5,985, primarily due to new North American third-party logistic provider (3PL) costs and higher warehouse costs in Europe in the current period;

•	decreased rent and occupancy expenses of $6,737, primarily due to fewer retail stores and related costs, including restructuring charges for lease termination costs incurred during the prior period;

•	increased advertising, promotion, and other operating expenses of $2,911, primarily due to increased international investment compared to the prior period; and

•	increased bad debt expense of $1,321, primarily due to recent payment history on an unsettled customer account in the current period.

Income (Loss) from Operations. Income (loss) from operations by reportable operating segment for the periods presented were as follows:

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
UGG brand wholesale	$247,826	$213,407	$34,419	16.1%
HOKA brand wholesale	20,954	2,556	18,398	719.8
Teva brand wholesale	20,400	10,045	10,355	103.1
Sanuk brand wholesale	14,474	(110,582)	125,056	113.1
Other brands wholesale	1,304	(985)	2,289	232.4
Direct-to-Consumer	156,896	109,802	47,094	42.9

	Years Ended March 31,
	2018	2017	Change
	Amount	Amount	Amount	%
Unallocated overhead costs	(239,270)	(226,162)	(13,108)	(5.8)
Total	$222,584	$(1,919)	$224,503	11,699.0%

The increase in total income from operations, compared to the prior period, was due to higher sales at higher gross margins, as well as lower overall SG&A expenses, primarily driven by impairment charges of $138,235 incurred during the prior period, as described above. Key drivers for the changes in income from operations were as follows:

•	The increase in income from operations of UGG brand wholesale was due to higher sales at higher gross margins.

•
The increase in income from operations of HOKA brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher marketing and selling expenses.

•	The increase in income from operations of Teva brand wholesale was due to higher sales at higher gross margins.

•
The increase in income from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets incurred during the prior period, as well as higher sales at higher gross margins in the current period.

•	The increase in income from operations of Other brands wholesale was due to higher gross margins and lower marketing and selling expenses.

•
The increase in income from operations of DTC was primarily due to overall higher sales in our E-Commerce business and lower SG&A expenses, primarily driven by lower restructuring charges for retail stores, compared to the prior period, as well as net realized cost savings due to our operating profit improvement plan.

•
The increase in unallocated overhead costs was primarily due to higher performance-based compensation and warehouse and 3PL costs, net of cost savings realized from our operating profit improvement plan, partially offset by favorable fluctuations in European and Asian exchange rates. The increase in performance-based compensation of approximately $17,000, compared to the prior period, is due to performance criteria associated with certain compensatory awards being achieved in the current period. The increase in warehouse costs of approximately $10,000, compared to the prior period, was driven by the re-allocation of European warehouse costs from the wholesale channel to unallocated overhead costs based on a determination that the warehouses support multiple reportable operating segments, as well as a new North American 3PL.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to a decrease in interest expense as a result of lower average balances outstanding under our revolving credit facilities.

Income Taxes. Income tax expense and our effective income tax rate for the periods presented were as follows:

	Years Ended March 31,
	2018	2017
Income tax expense (benefit)	$106,302	$(12,696)
Effective income tax rate	48.2%	181.7%

The decrease in our effective income tax rate was primarily due to the impacts from the enactment of the Tax Reform Act during the year ended March 31, 2018, partially offset by the impact of non-recurring restructuring charges and non-cash impairment charges recognized during the year ended March 31, 2017. Of the total income tax expense recorded during the year ended March 31, 2018, $14,395 was recorded for the re-measurement of our deferred tax assets to the lower enacted US federal tax rates in the consolidated statements of comprehensive income (loss).

Additionally, we recorded provisional US federal and state tax estimates for the one-time mandatory deemed repatriation of foreign earnings of $59,114, including discrete tax impacts of $46,405 related to foreign earnings and profits generated prior to April 1, 2017. These provisional estimates were offset by a benefit of $2,502 due to the reduction of the US federal income tax rate from 35.0% to 31.5%.

Foreign income before income taxes was $149,214 and $63,011 and worldwide income (loss) before income taxes was $220,696 and $(6,986) during the years ended March 31, 2018 and 2017, respectively. The increase in foreign income before income taxes, as a percentage of worldwide income (loss) before income taxes, was primarily due to a larger proportionate increase in foreign sales and a reduction of foreign operating expenses during the year ended March 31, 2018 compared to the prior period. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to the impact of the Sanuk brand goodwill and patent impairment charges to domestic and worldwide income recorded during the prior period.

Net Income. Net income increased, compared to the prior period, primarily due to higher sales at higher gross margins, as well as lower SG&A expenses largely driven by lower impairment and restructuring charges, described above, partially offset by higher income tax expense driven by the enactment of the Tax Reform Act. Net income per share increased due to higher net income, combined with lower weighted average common shares outstanding due to stock repurchases.

Other Comprehensive Income. Other comprehensive income increased, compared to the prior period, primarily due to higher foreign currency translation gains driven by changes in our net asset position and European and Asian foreign currency exchange rates.

Liquidity

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities, as needed. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year. The seasonality of our business also requires us to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. We believe our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities (described below under the heading “Capital Resources”), will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

As a result of the Tax Reform Act and the transition of the US tax regime from a worldwide tax system to a territorial tax system, we repatriated $250,000 of cash and cash equivalents during the year ended March 31, 2018. As of March 31, 2019, we had $214,876 of cash and cash equivalents outside the US, of which we repatriated $130,000 during April 2019. A portion of the remaining cash and cash equivalents outside the US may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations. For further information on the impacts of the Tax Reform Act during the years ended March 31, 2019 and 2018, refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

We also continue to evaluate our capital allocation strategy and consider further opportunities to put global cash to use in a way that will profitably grow our business and drive stockholder value, including by repurchasing our stock. In January 2019, our Board of Directors approved the 2019 Repurchase Program, which authorizes us to repurchase up to $261,000 of our common stock. As of March 31, 2019, the aggregate remaining approved amount under the 2017 Repurchase Program and 2019 Repurchase Program (collectively, our “Stock Repurchase Programs”) was $350,212. Our Stock Repurchase Programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Our cash repatriation strategy, and by extension, our liquidity, may be impacted by a number of additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

Our liquidity may be further impacted by additional factors, including our operating results, the strength of our brands, unexpected weather conditions, our ability to respond to changes in consumer preferences and tastes, our ability to collect our receivables in a timely manner and effectively manage our inventories, and our ability to respond to legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in share repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any acquisitions.

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

Capital Resources

Primary Credit Facility. In September 2018, we refinanced in full and terminated our Second Amended and Restated Credit Agreement dated as of November 13, 2014, as amended (Prior Credit Agreement). The refinanced revolving credit facility agreement (Credit Agreement) is with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and U.S. Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

As of March 31, 2019, and through May 17, 2019, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our revolving credit facility in China (China Credit Facility) is an uncommitted revolving line of credit of up to CNY 300,000, or $44,692. As of March 31, 2019, and through May 17, 2019, we had no outstanding balance and available borrowings of $44,692 under our China Credit Facility.

Japan Credit Facility. Our revolving credit facility in Japan (Japan Credit Facility) is an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,595. As of March 31, 2019, and through May 17, 2019, we had no outstanding balance and available borrowings of $49,595 under our Japan Credit Facility. We have renewed the Japan Credit Facility through January 31, 2020 under the terms of the original agreement.

Mortgage. As of March 31, 2019, we had an outstanding principal balance under the mortgage secured by our corporate headquarters property of $31,504. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of March 31, 2019, and through May 17, 2019, we were in compliance with all debt covenants under our revolving credit facilities and our mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on the refinancing and related terms of our Primary Credit Facility, as well as our other revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended March 31,
	2019	2018	2017
Net cash provided by operating activities	$359,505	$327,355	$199,330
Net cash used in investing activities	(29,018)	(34,697)	(44,499)
Net cash used in financing activities	(167,194)	(157,715)	(103,757)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The increase in net cash provided by operating activities during the year ended March 31, 2019, compared to the year ended March 31, 2018, was due to the positive net change in net income after non-cash adjustments of $140,871, partially offset by a net negative change in operating assets and liabilities of $108,721. The changes in operating assets and liabilities were primarily due to net negative impacts for long-term liabilities, accrued expenses, income tax receivable, trade accounts receivable, and prepaid expenses and other current assets partially offset by a net positive change in trade accounts payable.

The increase in net cash provided by operating activities during the year ended March 31, 2018, compared to the year ended March 31, 2017, was primarily due to a net positive change in operating assets and liabilities of $133,528, partially offset by a net negative change in net income after non-cash adjustments of $5,503. The changes in operating assets and liabilities were primarily due net positive impacts for long-term liabilities, accrued expenses, income tax receivable, and trade accounts receivable.

Investing Activities. The decrease in net cash used in investing activities during the year ended March 31, 2019, compared to the year ended March 31, 2018, was primarily due to lower capital expenditures for property and equipment primarily driven by fewer retail store and warehouse build-out costs.

The decrease in net cash used in investing activities during the year ended March 31, 2018, compared to the year ended March 31, 2017, was due to lower capital expenditures for property and equipment primarily driven by lower expenditures on real property acquisitions, retail stores and showrooms, as well as IT infrastructure and improvements, partially offset by higher warehouse build-out costs associated with the expansion of our warehouse and distribution center located in Moreno Valley, California.

Financing Activities. The increase in net cash used in financing activities during the year ended March 31, 2019, compared to the year ended March 31, 2018, was primarily due to higher stock repurchases.

The increase in net cash used in financing activities during the year ended March 31, 2018, compared to the year ended March 31, 2017, was primarily due to higher stock repurchases, partially offset by lower net borrowings and repayments of short-term borrowings and the final Sanuk brand contingent consideration payment being made during the year ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019 and the effects of such obligations in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$290,437	$53,015	$88,432	$67,244	$81,746
Purchase obligations for product (2)	424,274	424,274	—	—	—
Purchase obligations for commodities (3)	208,577	54,607	153,970	—	—
Other purchase obligations (4)	52,302	30,583	13,984	7,735	—
Mortgage obligation (5)	45,915	2,168	4,336	4,336	35,075
Net unrecognized tax benefits (6)	2,258	8	2,250	—	—
Total	$1,023,763	$564,655	$262,972	$79,315	$116,821

(1)	Our operating lease commitments consist primarily of building leases for our retail locations, distribution centers, and regional offices, and include the cash lease payments of deferred rents.

(2)
Our purchase obligations for product consist mostly of open purchase orders issued in the ordinary course of business. Outstanding purchase orders are primarily issued to our third-party manufacturers and most are expected to be paid within one year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment obligations based on information currently available.

(3)
Our purchase obligations for commodities include sheepskin and leather, represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments. We expect that purchases made by us under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels.

(4)
Our other purchase obligations generally consist of non-cancellable minimum commitments for capital expenditures, obligations under service contracts and requirements to pay promotional expenses. Our promotional expenditures and service contracts are due periodically during fiscal years 2020 through 2024.

As of March 31, 2019, we had $4,891 of commitments for future capital expenditures, primarily related to retail store build-out of leasehold improvements and to our continued build-out and expansion of our warehouse and distribution center located in Moreno Valley, California. We estimate that the capital expenditures for the fiscal year ending March 31, 2020, including the aforementioned commitments, will range from approximately $35,000 to $40,000. We anticipate these expenditures will primarily relate to the build-out and expansion of our primary warehouse and distribution center, as well as IT infrastructure, system upgrade costs, and fixtures and upgrades for our global retail stores. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility openings, as well as unforeseen needs to replace existing assets and the timing of other expenditures.

(5)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. Payments represent principal and interest amounts. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on our mortgage obligation and payments.

(6)
Net unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2019, the timing of future cash outflows is highly uncertain related to $8,086 of a statute of limitations liability therefore we are unable to make a reasonable estimate of the period of cash settlement. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Impact of Foreign Currency Exchange Rate Fluctuations

Foreign currency exchange rate fluctuations had an incremental negative impact on the years ended March 31, 2019 and 2017 compared to an incremental positive impact on the year ended March 31, 2018.

Refer to “Results of Operations,” above within this Item 7, as well as the consolidated statements of comprehensive income (loss), and Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV within this Annual Report for further information on the impact of foreign currency exchange rate fluctuations on our results of operations.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowances for doubtful accounts, estimated returns liability, sales discounts and customer chargebacks; inventory valuations; valuation of goodwill, intangible and other long-lived assets; and performance-based stock compensation.

Refer to Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for a discussion of our significant accounting policies and use of estimates, as well as the impact of recent accounting pronouncements.

Revenue Recognition. Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. We recognize revenue and measure the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. We present revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). As a result of the short durations of customer contracts, which are typically effective for one year or less and have payment terms that are generally 30-60 days, these arrangements are not considered to have a significant financing component.

Wholesale and international distributor revenue are recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and E-Commerce revenue are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income (loss). Shipping and handling costs are a fulfillment service, and, for certain wholesale and all E-Commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment.

Beginning April 1, 2018, we adopted the new revenue standard set forth in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective transition method. Accordingly, the comparative consolidated financial statements have not been adjusted and continue to be reported under legacy US GAAP. The changes in our accounting policy for the adoption of the new revenue standard and the impacts on our consolidated financial statements are as follows:

•
Deferral of In Transit Net Sales. Prior to adoption of the new revenue standard, we deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, we now recognize revenue for these arrangements upon shipment of product, rather than delivery. As a result, on adoption of the new revenue standard, we recorded a cumulative effect adjustment net after tax increase to opening retained earnings of approximately $1,000 in our consolidated balance sheets.

•
Allowance for Sales Returns. We historically recorded a trade accounts receivable allowance for sales returns (allowance for sales returns) related to our wholesale channel sales, and the cost of sales for the product-related inventory was recorded in inventories, net of reserves, in our consolidated balance sheets. As of March 31, 2018, we recorded an allowance for sales returns for the wholesale channel of $20,848 and product-related inventory for all channels of $11,251 in our consolidated balance sheets. On adoption of the new revenue standard, we reclassified the allowance for sales returns for the wholesale channel to other accrued expenses and the product-related inventory for all channels to other current assets in our consolidated balance sheets. For the DTC channel, the allowance for sales returns was recorded in other accrued expenses, which is consistent with the prior period presented. Refer to the section below “Other Reserves” for further detail on our accounting policy for sales returns and key assumptions.

Refer to Note 1, “General,” under the heading “Recent Accounting Pronouncements” and Note 2, “Revenue Recognition,” of our consolidated financial statements in Part IV within this Annual Report for further information.

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2019		2018
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$197,426	100.0%	$177,166	100.0%
Allowance for doubtful accounts	(5,073)	(2.6)	(3,487)	(2.0)
Allowance for sales discounts	(710)	(0.4)	(1,400)	(0.8)
Allowance for chargebacks	(13,041)	(6.6)	(7,727)	(4.4)
Allowance for sales returns*	—	—	(20,848)	(11.8)
Trade accounts receivable, net	$178,602	90.5%	$143,704	81.1%

*Refer to the above section “Revenue Recognition” regarding a change in accounting policy that impacted comparability of the prior period presented.

Allowance for Doubtful Accounts. We provide an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. The allowance includes specific allowances for trade accounts, of which all or a portion are identified as potentially uncollectible based on known or anticipated losses. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for accounts which we consider having credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts as of March 31, 2019 by approximately $1,000.

Allowance for Sales Discounts. We provide a trade accounts receivable allowance for term discounts for our wholesale channel sales, which reflects a discount that our customers may take, generally based on meeting certain order, shipment or prompt payment terms. We use the amount of the discounts that are available to be taken against the period end trade accounts receivable to estimate and record a corresponding reserve for sales discounts.

Allowance for Chargebacks. We provide a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, we record an allowance for known or unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices.

Sales Return Reserve. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$237,491	60.3%	$223,127	55.7%
Direct-to-Consumer	156,639	39.7	177,557	44.3
Total	$394,130	100.0%	$400,684	100.0%

	As of March 31,
	2019		2018
	Amount	% of Net Sales	Amount*	% of Net Sales
Sales Return Liability
Wholesale*	$21,538	9.1%	$—	—%
Direct-to-Consumer	3,249	2.1	2,308	1.3
Total	$24,787		$2,308

*Refer to the above section “Revenue Recognition” regarding a change in accounting policy that impacted comparability of the prior period presented due to a reclassification of $20,848 from allowance for sales returns to sales return liability as of April 1, 2018.

Sales Returns. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, we accept returns for damaged or defective products for up to one year. We also have a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit with a receipt. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return reserve are recorded against gross sales for the contract liability and cost of sales for the contract asset. For our wholesale channel, we base our estimate of sales returns on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. For our DTC channel and reportable operating segment, we estimate sales returns using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the liability for total returns as of March 31, 2019 by approximately $2,000.

Inventory Reserves. The following tables summarize estimates for our inventory reserves:

	As of March 31,
	2019		2018
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$288,565	100.0%	$308,622	100.0%
Write-down of inventories	(9,723)	(3.4)	(9,020)	(2.9)
Inventories, net	$278,842		$299,602

Inventory Write-Downs. We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve as of March 31, 2019 by approximately $1,700.

Goodwill and Indefinite-Lived Intangible Assets. We assess the impairment of goodwill and indefinite-lived intangible assets on an annual basis. We also perform interim impairment assessments of goodwill and indefinite-lived intangible assets if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

During fiscal years 2019, 2018 and 2017, we performed our annual impairment assessment and evaluated the UGG and HOKA brands’ wholesale reportable operating segment goodwill as of December 31st and evaluated our Teva indefinite-lived trademarks as of October 31st. Based on the carrying amounts of the UGG and HOKA brands’ goodwill and Teva brand indefinite-lived trademarks, each of the brands’ actual fiscal year sales and operating results, and the brands’ long-term forecasts of sales and operating results as of their evaluation dates, we concluded that these assets were not impaired.

During fiscal year 2017, we performed the annual impairment assessment of our Sanuk brand goodwill as of October 31, 2016, with the assistance of a third-party valuation firm. We conducted the following assessment, which identified an indication of impairment:

•
Under step one of the impairment assessment, management concluded that the fair value of the Sanuk brand wholesale reportable operating segment was below carrying value, which was primarily the result of lower-than-forecasted sales, lower market multiples for non-athletic footwear and apparel, and a more limited view of international and domestic expansion opportunities for the brand given the changing retail environment.

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

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, such as property and equipment and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At least quarterly, we evaluate factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. When an impairment-triggering event has occurred, we test for recoverability of the asset group’s carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, we consider the remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If impaired, the asset or asset group is written down to fair value based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the asset group.

We did not identify any definite-lived intangible asset impairments during the years ended March 31, 2019 and 2018. However, during fiscal year 2017, and in connection with the goodwill impairment discussed above, we identified an impairment of the Sanuk brand’s amortizable patent. Our analysis determined that the Sanuk brand’s amortizable patent, the Sanuk SIDEWALK SURFERS utility patent, was fully impaired as it had very limited value in the marketplace due to its limited ability to exclude others from creating similar products. As a result, we recognized a non-cash impairment charge to the patent of $4,086 in the Sanuk wholesale reportable operating segment during the third quarter of fiscal year 2017, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). We did not identify any additional impairments for the Sanuk brand’s other definite-lived intangible assets during fiscal year 2017, as the undiscounted future cash flows associated with those assets exceeded their carrying values.

During the third quarter of fiscal year 2017, we also recognized an impairment for definite-lived intangible assets in the DTC reportable operating segment of $4,743, due to a decline in market rental rates for European retail stores, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Further, during the years ended March 31, 2019, 2018, and 2017, we recognized impairment losses for other long-lived assets, primarily for retail store related fixed assets due to performance or store closures as well as computer software of $180, $2,417, and $11,265, respectively, within our DTC reportable operating segment and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Refer to Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information.

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

At the beginning of each fiscal year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for future fiscal years. Our Compensation Committee then establishes specific annual financial and strategic goals for each executive. Vesting of performance-based stock compensation or recognition of cash bonus compensation is based on our achievement of certain targets for annual revenue, operating income, pre-tax income, and earnings per share, as well as achievement of pre-determined individual financial performance criteria that is tailored to individual employees based on their roles and responsibilities with us. The performance criteria, as well as our annual targets, differ each year and are based on many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior year’s performance, business and general economic conditions and market and peer group analysis.

Performance-based compensation expense increased $2,968 during fiscal year 2019 and $32,728 during fiscal year 2018. The primary reason for these increases was the achievement of the performance criteria governing our performance-based stock compensation and cash bonuses in fiscal year 2019 and fiscal year 2018, which was not the case for fiscal year 2017, which drove a higher change from fiscal year 2017 to fiscal year 2018. In addition, long-term performance-based compensation was higher during fiscal year 2019 compared to fiscal year 2018. Performance-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Refer to Note 8, “Stock Compensation,” of our consolidated financial statements in Part IV within this Annual Report for further information on our performance-based stock compensation.

Income Taxes. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will be in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will be sufficient to recover our deferred tax assets. In the event that we determine all or part of our net deferred tax assets are not realizable in the future, we will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of US GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-US operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our US and foreign subsidiaries. We have not changed our indefinite reinvestment assertion.

Tax Reform. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 provides a measurement period, which should not extend beyond one year from the enactment date, during which we may complete the accounting for the impacts of the Tax Reform Act under Accounting Standard Codification Topic 740 (ASC 740). In accordance with SAB 118, we must reflect the income tax effects of the Tax Reform Act in the reporting period in which the accounting under ASC 740 is complete. Any adjustments to provisional amounts that are identified during the measurement period must be recorded and disclosed in the reporting period in which the adjustment is determined.

In accordance with SAB 118, we completed our accounting for the effects of the Tax Reform Act during the quarter ended December 31, 2018. This includes provisions of the Tax Reform Act which were effective on or after January 1, 2018, which include but are not limited to, US taxation of foreign earnings considered global intangible low-taxed income, minimum tax on base erosion anti-abuse, and limitations on the deductibility of interest expense and executive compensation. We analyzed the effects of the Tax Reform Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Service, US Treasury Department, and the Financial Accounting Standards Board, among others. In connection with this analysis, we finalized our provisional estimates and recorded adjustments during the measurement period ended December 31, 2018 and filed our US federal income tax return for the year ended March 31, 2018.

While we have completed our accounting of the income tax effects under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.

Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on income taxes and the impacts of the Tax Reform Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather and wool. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. We presently rely on only two tanneries to provide the majority of our sheepskin. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe the significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather may result in purchase obligations which are not reflected in our consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our operating margins.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although the majority of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our financial positions that are denominated in currencies other than the subsidiaries’ functional currencies. We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries’ functional currencies to US dollars are recognized in other comprehensive income or loss. Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk.

We do not use foreign currency exchange rate forward contracts for trading purposes. A hypothetical 10.0% foreign currency exchange rate fluctuation would have no impact on the fair value of our derivative instruments as there were none outstanding as of March 31, 2019. Refer to Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV, within this Annual Report for further information on our use of derivative contracts.

During the year ended March 31, 2019 and through May 17, 2019, there were no factors that we would expect to result in a material change in the general nature of our primary market risk exposure, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the Alternative Base Rate, the federal funds effective rate, currency specific adjusted London Interbank Offered Rate, and the Canadian Dollar Offered Rate for our Primary Credit Facility, the People’s Bank of China market rate for our China Credit Facility, and the Tokyo Interbank Offered Rate for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an aggregate increase to interest expense of $179 during the year ended March 31, 2019. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed within this Annual Report in a separate section following Part IV, as shown on the index under Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

b) Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2019, our management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of March 31, 2019. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-3 within this Annual Report.

c) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, within this Annual Report. This Part II, Item 9A, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART III

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

The defined periods for the fiscal years ended March 31, 2019, 2018, and 2017 are stated in Items 10, 11, 12, 13, and 14 herein as “year ended” or “years ended”.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2019 annual meeting of stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2019 pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

PART IV

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), Teva® (Teva), Sanuk® (Sanuk), HOKA One One® (HOKA), Koolaburra® (Koolaburra), Ahnu® (Ahnu) and UGGpureTM (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

The defined periods for the fiscal years ended March 31, 2019, 2018, and 2017 are stated in Item 15 herein as “year ended” or “years ended”.

Item 15. Exhibits and Financial Statement Schedule

Refer to Part IV, “Index to Consolidated Financial Statements and Financial Statement Schedule,” on page F-1 within this Annual Report for our Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q filed on August 9, 2010 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as updated through June 5, 2018 (Exhibit 3.1 to the Registrant’s Form 8-K filed on June 5, 2018 and incorporated by reference herein)
*4.1	Description of Deckers Outdoor Corporation’s Capital Stock
10.1
Lease Agreement, dated September 15, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.2
First Amendment to Lease Agreement, dated December 1, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.38 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.3
Amendment to Lease Agreement, dated September 1, 2011, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.24 to the Registrant’s Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.4
Amendment to Lease Agreement, dated September 1, 2011, by and between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.23 to the Registrant’s Form 10-K filed on February 29, 2012 and incorporated by reference herein)

*10.5	Amendment to Lease Agreement, dated June 5, 2018, by and between STAG Camarillo 2, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012
10.6
Lease Agreement, dated December 5, 2013, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

10.7
First Amendment to Lease Agreement, dated June 6, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

10.8
Second Amendment to Lease Agreement, dated July 17, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

10.9
Credit Agreement, dated as of September 20, 2018, by and among Deckers Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Benelux B.V., Deckers Outdoor Canada ULC and Deckers Outdoor International Limited, as borrowers, JP Morgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A., Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, MUFG Bank, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2018 and incorporated by reference herein)

10.10
Term Loan Agreement, dated July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

*10.11	Second Modification Agreement, dated October 11, 2018, to Term Loan Agreement dated as of July 9, 2014, among Deckers Cabrillo, LLC as Borrower and California Bank & Trust, as Lender
10.12
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

*#10.14	Form of Change in Control and Severance Agreement
#10.15
Consulting Agreement and General Release, dated May 24, 2016 and effective May 31, 2016, entered into by and between Deckers Outdoor Corporation and Angel Martinez (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2016 and incorporated by reference herein)

#10.16	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006 and incorporated by reference herein)
#10.17	First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007 and incorporated by reference herein)
#10.18
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective as of December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.19
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

#10.21	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.22	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.23	Management Incentive Plan (Exhibit 10.1 to the Registrant's Form 10-Q filed on August 10, 2015 and incorporated by reference herein)
#10.24
Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan (2016 LTIP Financial Performance Award) (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2015 and incorporated by reference herein)

#10.25	Form of Stock Unit Award Agreement (2016 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.6 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)
#10.26
Form of Stock Unit Award Agreement (2017 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)

#10.27	Form of Stock Unit Award Agreement (2017 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)
#10.28	Form of Stock Unit Award Agreement (2018 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.29
Form of Stock Unit Award Agreement (2018 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)

#10.30	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.31
Form of Stock Unit Award Agreement (2019 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)

#10.32	Form of Stock Unit Award Agreement (2019 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)
#10.33
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (FY 2019) LTIP Agreement (Exhibit 10.2 to the Registrant’s Form 8-K filed on September 25, 2018 and incorporated by reference herein)

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
Date: May 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	May 30, 2019
David Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2019
Steven J. Fasching

/s/ JOHN M. GIBBONS	Chairman of the Board	May 30, 2019
John M. Gibbons

/s/ NELSON C. CHAN	Director	May 30, 2019
Nelson C. Chan

/s/ CINDY L. DAVIS	Director	May 30, 2019
Cindy L. Davis

/s/ MICHAEL F. DEVINE, III	Director	May 30, 2019
Michael F. Devine, III

/s/ WILLIAM L. MCCOMB	Director	May 30, 2019
William L. McComb

/s/ JAMES QUINN	Director	May 30, 2019
James Quinn

/s/ LAURI M. SHANAHAN	Director	May 30, 2019
Lauri M. Shanahan

/s/ BRIAN A. SPALY	Director	May 30, 2019
Brian A. Spaly

/s/ BONITA C. STEWART	Director	May 30, 2019
Bonita C. Stewart

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or accompanying notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 30, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
May 30, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 30, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A(b), "Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Los Angeles, California
May 30, 2019

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$589,692	$429,970
Trade accounts receivable, net of allowances ($18,824 and $33,462 as of March 31, 2019 and 2018, respectively)	178,602	143,704
Inventories, net of reserves ($9,723 and $9,020 as of March 31, 2019 and 2018, respectively)	278,842	299,602
Prepaid expenses	19,901	17,639
Other current assets	26,028	17,599
Income tax receivable	2,340	2,176
Total current assets	1,095,405	910,690

Property and equipment, net of accumulated depreciation ($235,939 and $210,763 as of March 31, 2019 and 2018, respectively)	213,796	220,162
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($71,186 and $66,065 as of March 31, 2019 and 2018, respectively)	51,494	57,850
Deferred tax assets, net	30,870	38,381
Other assets	21,651	23,306
Total assets	$1,427,206	$1,264,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$603	$578
Trade accounts payable	124,974	93,939
Accrued payroll	54,462	55,695
Other accrued expenses	47,963	24,446
Income taxes payable	19,283	11,006
Value added tax payable	3,239	3,502
Total current liabilities	250,524	189,166

Mortgage payable	30,901	31,504
Income tax liability	60,616	64,735
Deferred rent obligations	21,107	22,499
Other long-term liabilities	18,928	15,696
Total long-term liabilities	131,552	134,434

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 29,141 and 30,447 as of March 31, 2019 and 2018, respectively)	291	304
Additional paid-in capital	178,227	167,587
Retained earnings	889,266	785,871
Accumulated other comprehensive loss	(22,654)	(12,983)
Total stockholders' equity	1,045,130	940,779
Total liabilities and stockholders' equity	$1,427,206	$1,264,379

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2019	2018	2017
Net sales	$2,020,437	$1,903,339	$1,790,147
Cost of sales	980,187	971,697	954,912
Gross profit	1,040,250	931,642	835,235
Selling, general and administrative expenses	712,930	709,058	837,154
Income (loss) from operations	327,320	222,584	(1,919)

Interest income	(6,028)	(3,057)	(778)
Interest expense	4,661	4,585	7,319
Other (income) expense, net	(247)	360	(1,474)
Total other (income) expense, net	(1,614)	1,888	5,067
Income (loss) before income taxes	328,934	220,696	(6,986)
Income tax expense (benefit)	64,626	106,302	(12,696)
Net income	264,308	114,394	5,710

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges	(243)	(613)	704
Foreign currency translation (loss) gain	(9,428)	14,081	(6,598)
Total other comprehensive (loss) income	(9,671)	13,468	(5,894)
Comprehensive income (loss)	$254,637	$127,862	$(184)

Net income per share
Basic	$8.92	$3.60	$0.18
Diluted	$8.84	$3.58	$0.18
Weighted-average common shares outstanding
Basic	29,641	31,758	32,000
Diluted	29,903	31,996	32,355

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2016	32,020	$320	$161,259	$826,449	$(20,557)	$967,471
Stock compensation expense	23	—	6,175	—	—	6,175
Shares issued upon vesting	166	2	796	—	—	798
Excess tax benefit from stock compensation	—	—	100	—	—	100
Shares withheld for taxes	—	—	(7,533)	—	—	(7,533)
Repurchases of common stock	(222)	(2)	—	(12,570)	—	(12,572)
Net income	—	—	—	5,710	—	5,710
Total other comprehensive loss	—	—	—	—	(5,894)	(5,894)
Balance as of March 31, 2017	31,987	320	160,797	819,589	(26,451)	954,255
Stock compensation expense	15	—	14,302	—	—	14,302
Shares issued upon vesting	148	1	764	—	—	765
Cumulative adjustment from adoption of new accounting guidance	—	—	—	1,558	—	1,558
Shares withheld for taxes	—	—	(8,276)	—	—	(8,276)
Repurchases of common stock	(1,703)	(17)	—	(149,670)	—	(149,687)
Net income	—	—	—	114,394	—	114,394
Total other comprehensive income	—	—	—	—	13,468	13,468
Balance as of March 31, 2018	30,447	304	167,587	785,871	(12,983)	940,779
Stock compensation expense	10	—	14,773	—	—	14,773
Shares issued upon vesting	85	1	1,024	—	—	1,025
Cumulative adjustment from adoption of new accounting guidance	—	—	—	468	—	468
Shares withheld for taxes	—	—	(5,157)	—	—	(5,157)
Repurchases of common stock	(1,401)	(14)	—	(161,381)	—	(161,395)
Net income	—	—	—	264,308	—	264,308
Total other comprehensive loss	—	—	—	—	(9,671)	(9,671)
Balance as of March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Years Ended March 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$264,308	$114,394	$5,710
Reconciliation of net income to cash provided by operating activities:
Depreciation, amortization and accretion	44,941	48,572	52,628
Amortization on debt issuance costs	286	375	375
Loss on extinguishment of debt	447	—	—
Bad debt expense	2,849	4,168	2,847
Deferred tax expense (benefit)	6,939	8,138	(24,495)
Stock-based compensation	14,585	14,157	6,011
Employee stock purchase plan	189	150	164
Loss on disposal of property and equipment	277	387	538
Impairment of goodwill	—	—	113,944
Impairment of intangible and other long-lived assets	180	2,417	13,222
Restructuring charges	295	1,667	28,984
Changes in operating assets and liabilities:
Trade accounts receivable, net	(16,157)	10,770	(1,336)
Inventories, net	8,827	(751)	1,060
Prepaid expenses and other current assets	(515)	11,124	7,975
Income tax receivable	(165)	26,999	(1,331)
Other assets	2,344	(2,090)	1,882
Trade accounts payable	31,035	(2,184)	(7,825)
Accrued expenses	(7,160)	28,627	(403)
Income taxes payable	3,809	(1,693)	(3,643)
Long-term liabilities	2,191	62,128	3,023
Net cash provided by operating activities	359,505	327,355	199,330
INVESTING ACTIVITIES
Purchases of property and equipment	(29,086)	(34,813)	(44,499)
Proceeds from sale of property and equipment, net	68	116	—
Net cash used in investing activities	(29,018)	(34,697)	(44,499)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	162,001	214,751	405,988
Repayments of short-term borrowings	(161,621)	(214,889)	(468,938)
Debt issuance costs on short-term borrowings	(1,297)	—	—
Proceeds on issuance of stock for employee stock purchase plan	1,024	765	798
Cash paid for repurchase of common stock	(161,395)	(149,687)	(12,572)
Cash paid for shares withheld for taxes	(5,328)	(8,105)	(8,452)
Contingent consideration paid	—	—	(20,058)
Repayment of mortgage principal	(578)	(550)	(523)
Net cash used in financing activities	(167,194)	(157,715)	(103,757)

Effect of foreign currency exchange rates on cash	(3,571)	3,263	(5,266)
Net change in cash and cash equivalents	159,722	138,206	45,808
Cash and cash equivalents at beginning of period	429,970	291,764	245,956
Cash and cash equivalents at end of period	$589,692	$429,970	$291,764

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(continued)

	Years Ended March 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for
Income taxes, net of refunds of $3,824, $23,133 and $17,132, as of March 31, 2019, 2018 and 2017, respectively	$53,657	$14,407	$14,099
Interest	3,811	3,774	5,494
Non-cash investing activities
Accrued for purchases of property and equipment	1,789	2,020	1,101
Accrued for asset retirement obligations	4,706	1,359	2,359
Non-cash financing activity
Accrued for shares withheld for taxes	—	171	—

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company

Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively, the “Company”) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. As part of its Omni-Channel platform, the Company’s proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and E‑Commerce websites. Independent third-party contractors manufacture all of the Company’s products. A significant part of the Company’s business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to the variation in its results from quarter to quarter.

Reportable Operating Segments

The Company performs an annual assessment of the appropriateness of its reportable operating segments during the third quarter of its fiscal year. However, due to known circumstances arising during the first quarter of the year ended March 31, 2019 (Q1 2019), management performed this assessment at that time. These circumstances included an assessment of quantitative factors, such as the actual and forecasted sales and operating income of the wholesale operations of the HOKA brand compared to the Company’s other reportable operating segments, as well as an assessment of qualitative factors, such as the ongoing growth of, and the Company’s increased investment in, the wholesale operations of the HOKA brand. As a result, beginning in Q1 2019, the Company added a sixth reportable operating segment to separately report the wholesale operations of the HOKA brand. The wholesale operations of the HOKA brand are no longer presented under the Other brands wholesale reportable operating segment. However, the DTC operations of the HOKA brand continue to be reported under the DTC reportable operating segment. Prior periods presented were reclassified to reflect this change.

The Company’s six reportable operating segments now include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is the Company’s Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources.

During calendar year 2017, the Company began to leverage elements, including particular styles, of the Ahnu brand under the Teva brand. Effective April 1, 2017, the operations for the Ahnu brand were discontinued and certain remaining styles are sold under the Teva brand. Results of wholesale operations for the former Ahnu brand are now reported in the Teva brand wholesale reportable operating segment instead of the Other brands wholesale reportable operating segment, as presented for the year ended March 31, 2017.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

Restructuring Plan

In February 2016, the Company announced the implementation of a multi-year restructuring plan which was designed to realign its brands across its Fashion Lifestyle and Performance Lifestyle groups, optimize the Company’s worldwide owned retail store fleet, and consolidate its management and operations. In general, the intent of this restructuring plan was to reduce overhead costs and create operating efficiencies while improving collaboration across brands. As of March 31, 2019, the Company has completed its restructuring plan, incurred cumulative restructuring charges to date, and does not anticipate incurring restructuring charges in connection with this plan in future periods.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

In connection with the restructuring plan, the Company has closed 46 company-owned global retail stores as of March 31, 2019, including conversions to partner retail stores, and consolidated its brand operations and corporate headquarters. Through March 31, 2019, the Company had incurred cumulative restructuring charges by applicable reportable operating segment as follows:

	Years Ended March 31,			Cumulative Restructuring Charges*
	2019	2018	2017
UGG brand wholesale	$—	$—	$2,238	$2,238
Sanuk brand wholesale	—	—	20	3,068
Other brands wholesale	—	—	102	2,263
Direct-to-Consumer	—	149	12,771	23,454
Unallocated overhead costs	295	1,518	13,853	24,596
Total	$295	$1,667	$28,984	$55,619

*Cumulative restructuring charges include restructuring charges of $24,673, which were incurred during the fiscal year ended March 31, 2016.

During the years ended March 31, 2019, 2018, and 2017, total restructuring charges incurred and stated above were recorded in selling, general & administrative (SG&A) expenses in the consolidated statements of comprehensive income (loss).

The remaining accrued liabilities for cumulative restructuring charges incurred to date under the Company’s restructuring plan, are as follows:

	Lease Termination	Retail Store Fixed Asset Impairment	Severance Costs	Software and Office Fixed Asset Impairment	Other*	Total
Balance as of March 31, 2016	$7,629	$—	$3,436	$—	$1,809	$12,874
Additional charges	8,986	3,614	5,773	3,199	7,412	28,984
Paid in cash	(12,043)	—	(6,403)	—	(5,268)	(23,714)
Non-cash	—	(3,614)	(251)	(3,199)	—	(7,064)
Balance as of March 31, 2017	4,572	—	2,555	—	3,953	11,080
Additional charges	149	—	—	—	1,518	1,667
Paid in cash	(1,076)	—	(2,555)	—	(4,388)	(8,019)
Balance as of March 31, 2018	3,645	—	—	—	1,083	4,728
Additional charges	295	—	—	—	—	295
Paid in cash	(1,856)	—	—	—	(581)	(2,437)
Balance as of March 31, 2019	$2,084	$—	$—	$—	$502	$2,586

*Includes costs related to office consolidations and termination of contracts and services.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading "Recent Developments" within this Annual Report for information regarding the Company’s realized annualized SG&A expense savings resulting from the implementation of this restructuring plan.

Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements and notes thereto (referred to herein as “consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The consolidated financial statements include the accounts of the Company,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

its wholly owned subsidiaries, and entities in which it maintains a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, trade accounts receivable allowances, sales returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available as of the date of the consolidated financial statements, and actual results could differ materially from the results assumed or implied based on these estimates.

Foreign Currency Translation. The Company considers the United States (US) dollar as its functional currency. The Company’s wholly-owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than their functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss) as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI).

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $372,178 and $268,976 of money market funds as of March 31, 2019 and 2018, respectively.

Allowances for Doubtful Accounts. The Company provides an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. Write-offs against this allowance are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The allowance includes specific allowances for trade accounts, for which all or a portion are identified as potentially uncollectible based on known or anticipated losses.

Inventories. Inventories, principally finished goods on hand and in transit, are stated at the lower of cost (weighted average) or net realizable value less an approximate normal profit margin at each financial statement date. Cost includes shipping and handling fees which are subsequently expensed to cost of sales. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Cloud Computing Arrangements. The Company enters into various cloud computing arrangements that are governed by service contracts (hosting arrangements) to support operations. Beginning October 1, 2018, the Company early adopted Accounting Standard Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, on a prospective basis. The Company historically recognized expenses for implementation costs associated with a cloud computing arrangement (CCA) as incurred. Upon adoption, application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to five years. As of March 31, 2019 and 2018, the Company had no material prepaid expenses and other assets for hosting arrangements.

Property and Equipment, Depreciation and Amortization. Property and equipment are stated at cost less accumulated depreciation and amortization, and generally have a useful life of at least one year. Property and equipment include tangible, non-consumable items owned by the Company. Software implementation costs are capitalized if they are incurred during the application development stage and relate to costs to obtain computer software from third parties, including related consulting expenses, or costs incurred to modify existing software that results in additional upgrades or enhancements that provide additional functionality.

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful life. Leasehold improvements are amortized to their residual value, if any, on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Changes in the estimate of the useful life of an asset may occur after an asset is placed in service. For example, this may occur as a result of the Company incurring costs that prolong the useful life of an asset and are recorded as an adjustment to deprecation over the revised remaining useful life. Depreciation and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Property and equipment are summarized as follows:

		As of March 31,
	Useful life (years)	2019	2018
Land	Indefinite	$32,864	$32,863
Building	39.5	39,643	38,945
Machinery and equipment	1-10	152,486	141,255
Furniture and fixtures	3-7	38,326	38,473
Computer software	3-10	77,372	72,310
Leasehold improvements	1-11	109,044	107,079
Gross property and equipment		449,735	430,925
Less accumulated depreciation and amortization		(235,939)	(210,763)
Property and equipment, net		$213,796	$220,162

Asset Retirement Obligations. The Company is contractually obligated under certain of its lease agreements to restore certain retail, office, and warehouse facilities back to their original conditions. At lease inception, the present value of the estimated fair value of these liabilities is recorded along with the related asset. The liability is estimated based on assumptions requiring management’s judgment, including facility closing costs and discount rates, and is accreted to its projected future value over the life of the asset. As of March 31, 2019 and 2018, liabilities for asset retirement obligations (AROs) were $12,667 and $8,670, respectively, and are recorded in other long-term liabilities in the consolidated balance sheets. The increase in liabilities for AROs during the year ended March 31, 2019 was due to $4,706 of liabilities incurred for new AROs primarily related to the expansion of the Company’s warehouse and distribution center located in Moreno Valley, California.

Goodwill and Other Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, customer and distributor relationships, patents, lease rights and non-compete agreements arising from the application of purchase accounting. Definite-lived intangible assets are amortized to their estimated residual values, if any, on a straight-line basis over the estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

down to fair value based either on discounted future cash flows or appraised values. Impairment charges and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Goodwill and indefinite-lived intangible assets are not amortized but are instead tested for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates the goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segments annually as of December 31st of each year and evaluates the Teva brand indefinite-lived trademarks for impairment annually as of October 31st of each year.

The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of goodwill or indefinite-lived intangible assets. In general, conditions that may indicate impairment include, but are not limited to the following: (1) a significant adverse change in customer demand or business climate that could affect the value of an asset; (2) change in market share, budget-to-actual performance, and consistency of operating margins and capital expenditures; (3) changes in management or key personnel; or (4) changes in general economic conditions. The Company does not calculate the fair value of the assets unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information.

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

When an impairment-triggering event has occurred, the Company tests for recoverability of the asset group’s carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the asset group. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

During the years ended March 31, 2019, 2018 and 2017, the Company recognized impairment losses for other long-lived assets, primarily for retail store related fixed assets due to performance or store closures as well as computer software of $180, $2,417, and $11,265, respectively, within its DTC reportable operating segment and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Derivative Instruments and Hedging Activities. The Company may use derivative instruments to partially offset its business exposure to foreign currency risk on expected cash flows and certain existing assets and liabilities, primarily

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

intercompany balances. To reduce the volatility in earnings from fluctuations in foreign currency exchange rates, the Company may hedge a portion of forecasted sales denominated in foreign currencies. The Company may enter into foreign currency forward or option contracts (derivative contracts), generally with maturities of 15 months or less, to manage this risk and may designate these derivative contracts as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts) to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs in other current assets or other accrued expenses in the consolidated balance sheets. Refer to Note 4, “Fair Value Measurements,” for further information on the nature of Level 2 inputs. The after-tax unrealized gains or losses from the effective portion of changes in fair value of Designated Derivative Contracts are recorded in accumulated other comprehensive loss (AOCL) and are reclassified into earnings in the consolidated statements of comprehensive income (loss) in the same period or periods as the related net sales are recorded. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recorded in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in OCI related to the hedging relationship are immediately recorded in earnings.

Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The changes in fair value for these contracts are generally offset by the remeasurement gains or losses associated with the underlying foreign currency-denominated balances, which are also recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

The Company generally enters into over-the-counter derivative contracts with high-credit-quality counterparties, and therefore, considers the risk that counterparties fail to perform according to the terms of the contract as low. The Company factors the nonperformance risk of the counterparties into the fair value measurements of its derivative contracts.

Refer to Note 9, “Derivative Instruments,” for further information on the impact of derivative instruments and hedging activities.

Revenue Recognition. Refer to the heading “Recent Accounting Pronouncements” below for further information on the impact on the Company from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, beginning April 1, 2018. Refer also to Note 2, “Revenue Recognition,” for further information regarding the Company’s accounting policy for revenue recognition and components of variable consideration, including allowances for sales discounts, chargebacks and sales return contract assets and liabilities after adoption of this ASU.

Cost of Sales. Cost of sales for the Company’s goods are for finished goods, which includes the purchase costs and related overhead. Overhead includes all costs for planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. Cost includes allocation of initial molds and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales when the product is sold in the consolidated statements of comprehensive income (loss).

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $23,187, $22,372, and $21,256 for the years ended March 31, 2019, 2018 and 2017, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Advertising, Marketing, and Promotion Expenses. Advertising, marketing and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, with $118,291, $111,658, and $109,579 for the years ended March 31, 2019, 2018 and 2017, respectively, recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2019 and 2018 were $6,006 and $2,545, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Rent Expense. Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. The rental payments under some of the Company’s retail store leases are based on a minimum rental plus a percentage of the store’s sales in excess of stipulated amounts. Rent expenses are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Refer to Note 7, “Commitments and Contingencies,” for further information.

Stock Compensation. All of the Company’s stock compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance criteria and service conditions. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). Refer to Note 8, “Stock Compensation,” for further information.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $3,060, $2,269, and $2,124 during the years ended March 31, 2019, 2018 and 2017, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, the Company did not make any profit-sharing contributions for the years ended March 31, 2019, 2018 and 2017.

Non-qualified Deferred Compensation. In 2010, the Company established a non-qualified deferred compensation program that permits select members of management to defer earnings to a future date on a non-qualified basis. For each plan year, the Company’s Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. The Company’s contribution guidelines are determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. As of March 31, 2019 and 2018, no material payments were made or pending under this program. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income during the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recorded in the consolidated statements of comprehensive income (loss) in the period that includes the enactment date.

The Company recognizes the effect of income tax positions in the consolidated financial statements only if those positions are more likely than not to be sustained upon examination. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. The Company records interest and penalties accrued for income tax contingencies as interest expense in the consolidated statements of comprehensive income (loss).

Refer to Note 5, “Income Taxes,” for further information on tax impacts and components of tax balances in the consolidated financial statements.

Comprehensive Income. Comprehensive income or loss is the total of net earnings and all other non-owner changes in equity. Comprehensive income or loss includes net income or loss, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges. Refer to Note 10, “Stockholders' Equity,” for further information on components of OCI.

Net Income per Share. Basic net income or loss per share represents net income or loss divided by the weighted-average number of common shares outstanding for the period. Diluted net income or loss per share represents net income or loss divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. Refer to Note 11, “Net Income per Share,” for a reconciliation of basic to diluted weighted-average common shares outstanding.

Recent Accounting Pronouncements

Recently Adopted. The Financial Accounting Standards Board (FASB) has issued ASUs that have been adopted by the Company for its annual and interim reporting periods as stated below. The following is a summary of each standard and the impact on the Company:

Standard	Description	Impact on Adoption
ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments	Eliminates the diversity in practice related to the classification of certain cash receipts and payments.
This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around cash receipts and payments and determined that this ASU did not have a material impact on its consolidated financial statements and related disclosures.

ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	Requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs.
This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around intra-entity transfers of assets, other than inventory, and determined that this ASU did not have a material impact on its consolidated financial statements and related disclosures.

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

This ASU was adopted by the Company on April 1, 2018. The Company evaluated its business policies and processes around share-based payment modifications and determined that this ASU did not have a material impact on its consolidated financial statements and related disclosures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
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

The Company adopted this ASU (the “new revenue standard”) using the modified retrospective transition method, beginning April 1, 2018.

Prior to adoption, the Company deferred recognition of revenue for certain wholesale and E-Commerce sales arrangements until the product was delivered. However, the Company elected the practical expedient allowed under the new revenue standard to define shipping and handling costs as a fulfillment service, not a performance obligation. Accordingly, the Company will now recognize revenue for these arrangements upon shipment of product, rather than delivery. As a result, on adoption of this ASU, the Company recorded a cumulative effect adjustment net after tax increase to opening retained earnings of approximately $1,000 in its consolidated balance sheets. This prospective change in accounting policy will impact comparatives to prior reported fiscal years as net sales and deferred revenue are recognized and recorded in the Company’s consolidated financial statements under legacy US GAAP.

The Company historically recorded a trade accounts receivable allowance for sales returns (“allowance for sales returns”) related to its wholesale channel sales, and the cost of sales for the product-related inventory was recorded in inventories, net of reserves, in its consolidated balance sheets. As of March 31, 2018, the Company recorded an allowance for sales returns for the wholesale channel of $20,848 and product-related inventory for all channels of $11,251 in its consolidated balance sheets. As of June 30, 2018, and in connection with the adoption of the new revenue standard, the Company reclassified the allowance for sales returns for the wholesale channel of $9,816 to other accrued expenses and the product-related inventory for all channels of $4,819 to other current assets in its consolidated balance sheets. For the DTC channel, the allowance for sales returns was recorded in other accrued expenses, which is consistent with the prior period presented. The comparative consolidated financial statements have not been adjusted and continue to be reported under legacy US GAAP.

Refer to Note 2, “Revenue Recognition,” for expanded disclosures regarding this change in accounting policy and refer to Note 12, “Reportable Operating Segments,” for the Company’s disaggregation of revenue by distribution channel and region.

Not Yet Adopted. The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of each such standard, the planned period of adoption and the expected impact on the Company on adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (as amended by ASUs 2018-16 and 2019-04)
Seeks to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities and to reduce the complexity of and simplify the application of hedge accounting. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness. It also eases certain documentation and assessment requirements.
Q1 FY 2020
The Company has completed an initial assessment of the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures. The Company will eliminate separate measurement of hedge ineffectiveness and will recognize the entire change in fair value for its cash flow hedges in its consolidated statements of comprehensive income (loss) in the same location as the hedged item. This change is not expected to have a material impact on the Company’s consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2016-02, Leases (as amended by ASUs 2015-14, 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01)
Requires a lessee to recognize a lease asset and lease liability in its consolidated balance sheets. A lessee should recognize a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term, and a liability to make lease payments.
Q1 FY 2020
The Company has substantially completed an assessment of the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures and expects a material impact. The result is expected to be an approximately $219,000 to $239,000 increase in assets due to the recognition of a ROU asset and approximate corresponding increase for a related lease liability of $246,000 to $266,000, including lease commitments that are currently classified as operating leases, such as retail stores, showrooms, offices, and distribution facilities. The Company does not believe the standard will materially affect the consolidated statements of comprehensive income (loss). The classification and recognition of lease expense is not expected to materially change from legacy US GAAP. Further, the adoption of this ASU will result in expanded disclosures on existing and new lease commitments, for which the Company is in the process of developing drafts of new footnote disclosures required under this ASU that will be disclosed in the Company's Form 10-Q for the first quarter of fiscal year 2020.
The Company expects to adopt this ASU on a prospective basis and elect the “package of practical expedients” allowed with adoption of this ASU, which provides a number of transition options, including (1) exemption from reassessment of prior conclusions about lease identification, classification and initial direct costs; (2) the ability to elect a short-term lease recognition exemption for current and new vehicles, IT and office equipment leases that qualify to be excluded from the recognized ROU asset and related liability; and the (3) option to not separate lease and non-lease components. In addition, the Company expects to not apply the hindsight election and will maintain lease terms as estimated at inception of the lease.
The Company does not expect a significant change in its lease portfolio and business practices leading up to adoption of this ASU. Further, the Company has selected a software provider, has a project team in place and implementation is materially complete. The Company does not believe the ASU will have a notable impact on its liquidity or expects an impact on the Company’s debt-covenant compliance under its current agreements.

ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19 and 2019-04)
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

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
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 2. Revenue Recognition

Nature of Performance Obligations

Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue and measures the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). As a result of the short durations of customer contracts, which are typically effective for one year or less and have payment terms that are generally 30-60 days, these arrangements are not considered to have a significant financing component.

Wholesale and international distributor revenue are recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and E-Commerce revenue transactions are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income (loss). Shipping and handling costs are a fulfillment service, and, for certain wholesale and all E-Commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment.

Variable Consideration

Components of variable consideration include estimated discounts, markdowns or chargebacks, and sales returns. Estimates for variable consideration are based on the amounts earned or estimates to be claimed as an adjustment to sales. Estimated variable consideration is included in the transaction price to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.

Allowance for Sales Discounts. The Company provides a trade accounts receivable allowance for term discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income (loss) and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets. This is consistent with the presentation of such amounts during the prior period. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for sales discounts.

Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for known or unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income (loss) and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets. This is consistent with the presentation of such amounts during the prior period. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for chargebacks.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Contract Assets and Liabilities

Contract assets represent the Company’s right to consideration subject to conditions other than the passage of time, such as additional performance obligations to be satisfied. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract assets and liabilities are recorded in other current assets and other accrued expenses, respectively, in the consolidated balance sheets.

Sales Returns. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit with a receipt. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return reserve are recorded against gross sales for the contract liability and cost of sales for the contract asset in the consolidated statements of comprehensive income (loss). The contract liability is recorded in other accrued expenses and the related contract asset for the cost of sales for estimated product returns is recorded in other current assets in the consolidated balance sheets.

The following table provides activity during the year ended March 31, 2019 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance as of March 31, 2018	$11,251	$23,156
Change in estimate of sales returns	36,223	120,102
Actual returns	(37,033)	(118,471)
Balance as of March 31, 2019	$10,441	$24,787

Deferred Revenue. Revenue is deferred for certain wholesale channel transactions as the contract terms indicate control transfers upon product delivery or sell-through. As of March 31, 2019 and 2018, the Company had no material contract liability for deferred revenue, which is recorded in other accrued expenses in the consolidated balance sheets.

Gift Cards. The Company defers recognition of revenue from the sale of gift cards until the gift card is redeemed by the customer or the Company determines that the likelihood of redemption is remote. As of March 31, 2019 and 2018, the Company’s contract liability for gift cards was $3,101 and $3,105, respectively, and is recorded in other accrued expenses in the consolidated balance sheets.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the customer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of March 31, 2019 and 2018, the Company’s contract liability for loyalty programs was $5,171 and $5,477, respectively, and is recorded in other accrued expenses in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are recognized as follows:

	As of March 31,
	2019	2018
Goodwill, net
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill, net	13,990	13,990

Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	51,981	53,216
Total gross carrying amount	107,226	108,461
Accumulated amortization	(71,186)	(66,065)
Net definite-lived intangible assets	36,040	42,396
Total other intangible assets, net	51,494	57,850
Total	$65,484	$71,840

The weighted-average amortization period for definite-lived intangible assets was 15 years for the years ended March 31, 2019 and 2018, respectively. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

Annual Impairment Assessment

Goodwill & Indefinite-Lived Intangible Assets. During the years ended March 31, 2019, 2018 and 2017, the Company evaluated the goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segment as of December 31st and evaluated its Teva indefinite-lived trademarks as of October 31st. Based on the evaluation performed, no impairment loss was recorded for the goodwill and indefinite-lived intangible assets during the years ended March 31, 2019 and 2018. As of March 31, 2019 and 2018, the gross carrying amount of goodwill was $143,765 and the accumulated impairment losses were $129,775.

During the year ended March 31, 2017, the Company performed the annual evaluation of goodwill for impairment for the Sanuk wholesale reportable operating segment as of October 31, 2016. The Company conducted the following assessment, which identified an indication of impairment:

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

•
Under step two of the impairment assessment, management concluded that the fair value allocated to all of the assets and liabilities of the Sanuk brand wholesale reportable operating segment, using a hypothetical allocation of assets, including net tangible and intangible assets, resulted in a non-cash

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

impairment charge of $113,944, which was recognized in the third quarter of the year ended March 31, 2017 and recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Definite-Lived Intangible Assets. The Company did not identify any definite-lived intangible asset impairments during the years ended March 31, 2019 and 2018. However, during the year ended March 31, 2017, and in connection with the goodwill impairment discussed above, the Company identified an impairment of the Sanuk brand’s amortizable patent. The Company’s analysis determined that the Sanuk brand’s amortizable patent was fully impaired as the Sanuk SIDEWALK SURFERS utility patent had very limited value in the marketplace because of its limited ability to exclude others from creating similar products. As a result, the Company recognized a non-cash impairment charge to the patent of $4,086 in the Sanuk wholesale reportable operating segment during the third quarter of the year ended March 31, 2017, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss). The Company did not identify any additional impairments for the Sanuk brand’s other definite-lived intangible assets during the year ended March 31, 2017, as the undiscounted future cash flows associated with those assets exceeded their carrying values.

During the third quarter of the year ended March 31, 2017, the Company also recognized an impairment for definite-lived intangible assets in the DTC reportable operating segment of $4,743, due to a decline in market rental rates for European retail stores, which was recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Amortization Expense

A reconciliation of the changes in total other intangible assets in the consolidated balance sheets is as follows:

Amounts
Balance as of March 31, 2017	$65,138
Amortization expense	(7,807)
Foreign currency translation	519
Balance as of March 31, 2018	57,850
Amortization expense	(6,235)
Foreign currency translation	(121)
Balance as of March 31, 2019	$51,494

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2019 is as follows:

Years Ending March 31,	Amounts
2020	$3,471
2021	2,529
2022	2,517
2023	2,450
2024	2,430
Thereafter	22,643
Total	$36,040

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 4. Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings and mortgage payable, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

The assets and liabilities that are measured on a recurring basis at fair value as of the dates below are as follows:

	As of	Measured Using
	March 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,300	$7,300	$—	$—
Non-qualified deferred compensation liability	(4,447)	(4,447)	—	—

	As of	Measured Using
	March 31, 2018	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,172	$7,172	$—	$—
Non-qualified deferred compensation liability	(4,296)	(4,296)	—	—
Designated Derivative Contracts asset	950	—	950	—
Designated Derivative Contracts liability	(143)	—	(143)	—
Non-Designated Derivative Contracts liability	(10)	—	(10)	—

As of March 31, 2019, the non-qualified deferred compensation asset of $7,300 was recorded in other assets in the consolidated balance sheets. As of March 31, 2019, the non-qualified deferred compensation liability of $4,447 was recorded in the consolidated balance sheets, with $578 in other accrued expenses and $3,869 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the consolidated balance sheets. Refer to Note 9, “Derivative Instruments,” for further information.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 5. Income Taxes

Changes in Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform Act) was enacted into law. The Tax Reform Act includes significant changes to US corporate income tax law, including a permanent reduction in the federal corporate income tax rate from 35.0% to 21.0%, limitations on the deductibility of interest expense and executive compensation, the transition of the US tax regime from a worldwide tax system to a territorial tax system, and provisions aimed at preventing base erosion of the US tax base.

As a result of the Tax Reform Act, the Company recorded provisional estimates in accordance with Staff Accounting Bulletin No. 118 (SAB 118) during the year ended March 31, 2018 in relation to the US federal and state income tax associated with the one-time mandatory deemed repatriation of accumulated foreign earnings and the non-cash re-measurement of deferred tax assets and liabilities due to the US federal tax rate reduction. In connection with finalizing the tax effects of the Tax Reform Act, the Company recorded immaterial measurement period adjustments during the year ended March 31, 2019 including a reduction from $59,114 to $57,895 related to the one-time mandatory deemed repatriation tax on accumulated foreign earnings. Refer to below “Income Tax Expense (Benefit) Reconciliation” for further information.

Other provisions of the Tax Reform Act which were effective on or after January 1, 2018, include but are not limited to, US taxation of foreign earnings considered global intangible low-taxed income (GILTI), minimum tax on base erosion anti-abuse (BEAT), and limitations on the deductibility of interest expense and executive compensation. The Company has elected to account for temporary differences that are expected to reverse as GILTI in future periods using a period cost method. The Company continues to evaluate new guidance and legislation as it is issued. There has been no new guidance or legislation issued after the balance sheet date through May 17, 2019 that is expected to have a material impact on the Company’s consolidated financial statements.

Income (Loss) Before Income Taxes

Components of income (loss) before income taxes include the following:

	Years Ended March 31,
	2019	2018	2017
Domestic*	$181,730	$71,482	$(69,997)
Foreign	147,204	149,214	63,011
Total	$328,934	$220,696	$(6,986)

*Domestic income (loss) before income taxes for the years ended March 31, 2019, 2018 and 2017 is presented net of intercompany dividends of $130,000, $250,000, and $13,692, respectively.

Income Tax Expense (Benefit)

Components of income tax expense (benefit) are as follows:

	Years Ended March 31,
	2019	2018	2017
Current
Federal	$33,334	$80,339	$2,184
State	9,084	3,437	1,576
Foreign	15,269	14,388	8,039
Total	57,687	98,164	11,799

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2019	2018	2017
Deferred
Federal	6,612	12,007	(20,287)
State	2,236	391	(3,446)
Foreign	(1,909)	(4,260)	(762)
Total	6,939	8,138	(24,495)
Total	$64,626	$106,302	$(12,696)

Income Tax Expense (Benefit) Reconciliation

Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income (loss) before income taxes or benefit as follows:

	Years Ended March 31,
	2019	2018	2017
Computed expected income taxes	$69,076	$69,556	$(2,445)
State income taxes, net of federal income tax benefit*	9,329	9,044	(1,403)
Foreign rate differential	(20,105)	(37,090)	(8,062)
Unrecognized tax benefits	786	1,301	2,691
Income tax expense on diminution of operations and nondeductible goodwill	—	—	3,921
Return to provision adjustments	(179)	(2,252)	(1,386)
Nontaxable income	(4,257)	(7,006)	(5,055)
Nondeductible expense	7,742	1,382	1,358
US tax on foreign earnings**	5,848	57,138	—
Re-measurement of deferred taxes***	(983)	14,395	—
Statutory foreign income tax expense (benefit)	276	59	(2,504)
Other	(2,907)	(225)	189
Total	$64,626	$106,302	$(12,696)

*During the year ended March 31, 2018, the Company recorded $1,976 of state income taxes associated with one-time mandatory deemed repatriation of foreign earnings due to the Tax Reform Act.

**The amount for the year ended March 31, 2018 is the one-time mandatory deemed repatriation tax on accumulated foreign earnings due pursuant to the Tax Reform Act. The amount for the year ended March 31, 2019 is GILTI pursuant to the Tax Reform Act.

***The total non-cash re-measurement of deferred tax assets and liabilities for the year ended March 31, 2018 was driven by the US federal tax rate reduction from 35.0% to 21.0% pursuant to the Tax Reform Act.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2019	2018
Deferred tax assets
Amortization and impairment of intangible assets	$13,615	$18,261
Stock compensation	3,645	4,027
Deferred rent obligations	4,899	5,452
Acquisition costs	461	481
Uniform capitalization adjustment to inventory	3,965	3,212
Bad debt allowance and other reserves	11,932	12,939
State taxes	239	798
Accrued bonuses	7,350	7,573
Foreign currency translation	670	—
Net operating loss carry-forwards, net of valuation allowances	807	863
Other	745	—
Total	48,328	53,606
Deferred tax liabilities
Prepaid expenses	3,379	2,686
Depreciation of property and equipment	14,079	9,638
Foreign currency translation	—	1,700
Other	—	1,201
Total	17,458	15,225

Deferred tax assets, net	$30,870	$38,381

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $118,447. The deferred tax assets are primarily related to the Company’s domestic operations and are currently expected to be realized between fiscal years 2020 and 2030. The Company recorded a decrease of $572 to deferred tax assets, net during the year ended March 31, 2019 related to the adoption of new ASUs, the tax effect of Designated Derivative Contracts recognized in OCI and changes in cumulative translation adjustments.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of foreign losses in jurisdictions with limited future profitability. As of March 31, 2019 and 2018, the Company had immaterial valuation allowances recorded against the related deferred tax assets for those loss carry-forwards that are not more likely than not to be fully utilized in reducing future taxable income.

As of March 31, 2019 and 2018, the Company reported deferred tax assets related to tax credit carry-forwards and net operating losses, net of valuation allowances, available to reduce future taxable income of $843 and $974, respectively. Some of the net operating losses and tax credits expire beginning in 2022; however, others can be carried forward indefinitely.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

US Taxation of Foreign Earnings

Pursuant to the Tax Reform Act, the Company reported $57,895 of US federal and state income taxes on undistributed earnings from its non-US subsidiaries on its March 31, 2018 income tax returns filed with the US tax authorities. During the year ended March 31, 2019, the Company recorded $6,348 of US federal and state income tax expense, net of foreign tax credits on foreign earnings. During the year ended March 31, 2019, the Company declared a dividend of $130,000 from a foreign subsidiary, for which no foreign withholding taxes were required.

As of March 31, 2019, the Company reported $388,535 of undistributed earnings from its non-US subsidiaries, of which $214,876 relates to cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2019, the Company reported $15,193 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been provided. The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings.

Unrecognized Tax Benefits

When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained upon examination. The benefit of a tax position is recognized in the consolidated financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination by taxing authorities. The recognition threshold is measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits, along with any associated interest and penalties, in the consolidated balance sheets.

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits are as follows:

Balance as of March 31, 2016	$8,695
Gross increase related to current year tax positions	1,878
Gross increase related to prior year tax positions	1,154
Balance as of March 31, 2017	11,727
Gross increase related to current year tax positions	1,168
Gross increase related to prior year tax positions	1,243
Settlements	(4,501)
Lapse of statute of limitations	(43)
Balance as of March 31, 2018	9,594
Gross increase related to current year tax positions	1,027
Gross increase related to prior year tax positions	3,282
Settlements	(1,157)
Lapse of statute of limitations	(1,804)
Balance as of March 31, 2019	$10,942

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Total gross unrecognized tax benefits recorded in the consolidated balance sheets, as follows:

	As of March 31,
	2019	2018
Long-term asset
Deferred tax assets, net	$486	$—
Current liability
Income taxes payable	7	—
Long-term liability
Income tax liability	10,449	9,594
Total	$10,942	$9,594

As of March 31, 2019 and 2018, the Company had $2,456 and $3,224 accrued for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2019, 2018 and 2017, the Company recognized $(110), $369, and $1,148, respectively, of interest and penalties as a (decrease) or increase to interest expense in the consolidated statements of comprehensive income (loss).

Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $3,272 related to the expiration of statutes of limitations. Of this amount, $2,332 would result in an income tax benefit for the Company and $940 would result in a decrease to interest expense in the consolidated statements of comprehensive income (loss).

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities for the fiscal years before 2014.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material impact on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. However, it is the opinion of management that the Company does not currently expect these audits and inquiries to have a material impact on the Company’s consolidated financial statements.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company refinanced in full and terminated its Second Amended and Restated Credit Agreement dated as of November 13, 2014, as amended (Prior Credit Agreement). The refinanced revolving credit facility agreement (the Credit Agreement) is with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and U.S. Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

under the Credit Agreement by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. However, none of the lenders has committed at this time to provide any such increase in the commitments.

The obligations of the Company and each other borrower under the Primary Credit Facility are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries). All obligations under the Primary Credit Facility and the foregoing guaranty are unsecured. Amounts borrowed under the Primary Credit Facility may be prepaid at any time. In addition, the Company has the right to permanently reduce or terminate the lenders’ commitments provided under the Credit Agreement, subject to customary conditions.

Certain of the Company’s foreign subsidiaries may also borrow under the Primary Credit Facility, which permits the Company, subject to customary conditions and notice periods, to designate one or more additional subsidiaries organized in foreign jurisdictions to borrow under the Primary Credit Facility, subject to the foreign currency sublimit noted above. The Company is liable for the obligations of each foreign borrower, but the obligations of the foreign borrowers are several (not joint) in nature.

Interest Rate Terms. At the Company’s election, interest under the Credit Agreement is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Initial interest for the revolving loans was at adjusted LIBOR plus 1.25% per annum, in the case of LIBOR borrowings, or at ABR plus 0.25% per annum. ABR is defined as the rate per annum equal to the greater of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, and (3) adjusted LIBOR for a one-month interest period plus 1.00%. The initial compliance certificate was delivered within 45 days from the quarter ended September 30, 2018, and interest for borrowings in US dollars is now variable and will fluctuate between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company’s total adjusted leverage ratio. Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate if made in Canadian dollars. As of March 31, 2019, the effective interest rates for US dollar LIBOR and ABR rates, with relevant spreads for borrowings made during the reporting period, were 3.62% and 5.63%, respectively.

Commitment Fees. The Company was initially required to pay fees of 0.15% per annum on the daily unused amount under the Primary Credit Facility. After the compliance certificate was delivered for the quarter ended September 30, 2018, the fee rate now fluctuates between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. On termination of the Prior Credit Agreement, the Company repaid $27,000 of borrowings made during the quarter ended September 30, 2018 and had outstanding letters of credit of $549, which continued to be upheld under the Credit Agreement. During the year ended March 31, 2019, the Company borrowed and made repayments of $116,000 under the Primary Credit Facility. As of March 31, 2019, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of March 31, 2019, available borrowings under the Primary Credit Facility were $399,451.

Subsequent to March 31, 2019 through May 17, 2019, the Company made no additional borrowings under the Primary Credit Facility. As of May 17, 2019, the Company had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

Debt Issuance Costs. In connection with entering into the Primary Credit Facility, the Company paid certain commitment, arrangement and other fees to JPMorgan, Comerica and other parties to the Primary Credit Facility, and reimbursed certain of the parties’ expenses, which totaled $1,297, and were recorded in prepaid expenses and other assets. These costs are amortized on a straight-line basis over the term of the Credit Agreement. Debt issuance costs associated with the Prior Credit Agreement had a remaining unamortized balance in prepaid expenses of $447, and, on the date of refinancing the Primary Credit Facility, were written off as interest expense during the quarterly period ended September 30, 2018.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provided for an uncommitted revolving line of credit. In October 2016, the China Credit Facility was amended to include an increase in the uncommitted revolving line of credit of up to CNY 300,000, or $44,692, and to remove the sublimit of CNY 50,000, or $7,449, for the Company’s wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD (DFSC). In March 2017, the China Credit Facility was amended to remove DFSC, leaving DBTC as the only remaining borrower, and to add an overdraft facility sublimit of CNY 100,000, or $14,897.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China market rate, which was 4.35% as of March 31, 2019, and is multiplied by a variable liquidity factor, which resulted in an effective interest rate of 4.79%.

During the year ended March 31, 2019, the Company borrowed and made repayments of $19,324 under the China Credit Facility. As of March 31, 2019, the Company had no outstanding balance and available borrowings of $44,692 under the China Credit Facility. Subsequent to March 31, 2019 through May 17, 2019, the Company made no additional borrowings, had no outstanding balance, and available borrowings of approximately $44,692 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $49,595, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2020 under the terms of the original agreement. Interest is based on the Tokyo Interbank Offered Rate plus 0.40%. As of March 31, 2019, the effective interest rate was 0.46%.

During the year ended March 31, 2019, the Company made no borrowings or repayments under the Japan Credit Facility. As of March 31, 2019, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $49,595. Subsequent to March 31, 2019 through May 17, 2019, the Company made no additional borrowings, had no outstanding balance, and available borrowings of approximately $49,595 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of March 31, 2019, the outstanding principal balance under the mortgage was $31,504, which includes $603 in short-term borrowings and $30,901 in mortgage payable in the consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029. Minimum principal payments over the next five years are $3,354.

Debt Covenants

As of March 31, 2019, and through May 17, 2019, the Company was in compliance with all debt covenants under the revolving credit facilities and the mortgage.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Primary Credit Facility. Under the Primary Credit Facility, the Company is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include: limitations on liens, additional indebtedness, investments, restricted payments and transactions with affiliates. Financial covenants (as defined in the Credit Agreement), include:

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

China Credit Facility. Under the China Credit Facility, DBTC is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include: limitations on liens and additional indebtedness.

Japan Credit Facility. Under the Japan Credit Facility, Deckers Japan, G.K., is subject to usual and customary provisions including a restriction against having losses for two consecutive years, maintaining an interest coverage ratio greater than 1.00 to 1.00, and maintaining higher assets than liabilities.

Mortgage. During the third quarter of the year ended March 31, 2019, and in connection with entering into the Primary Credit Facility, the Company amended the debt covenants associated with its mortgage to mirror the debt covenants defined in the Credit Agreement.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of March 31, 2019. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts recorded in the consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the consolidated balance sheets.

Note 7. Commitments and Contingencies

Operating Lease Commitments

The Company leases office, distribution and retail facilities, and automobiles, under operating lease agreements which continue in effect through January 2030. Some of the leases contain renewal options of anywhere from one to 15 years. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Future minimum commitments under existing operating lease agreements as of March 31, 2019 are as follows:

Years Ending March 31,	Amounts
2020	$53,015
2021	47,803
2022	40,629
2023	35,915
2024	31,329
Thereafter	81,746
Total	$290,437

The following schedule shows the composition of total rent expense:

	Years Ended March 31,
	2019	2018	2017
Minimum rentals	$60,859	$59,531	$63,050
Contingent rentals	13,226	15,924	15,281
Total	$74,085	$75,455	$78,331

Purchase Obligations

Product. The Company had $424,274 of outstanding purchase orders or other obligations with its manufacturers as of March 31, 2019. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers decide to purchase its products. The Company generally orders product four to nine months in advance of the anticipated shipment dates based primarily on a combination of product lead time and orders received from wholesale customers and through the DTC reportable operating segment. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase commitments can be cancelled by the Company under certain circumstances, though the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase commitments, and instead reflects an estimate of its future payment commitments based on information currently available.

Commodities. The Company had an aggregate of $208,577 of purchase commitments, primarily for sheepskin, as of March 31, 2019. These commitments generally arise under two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company enters into contracts requiring purchase commitments of sheepskin that its affiliates, manufacturers, factories, and other agents (each or collectively, a “Buyer”) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. There were no additional deposits on remaining minimum commitments as of March 31, 2019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Total future net minimum commitments for these commodities contracts as of March 31, 2019 were as follows:

Contract Effective Date	Final Target Date	Contract Value	Remaining Commitment
July 2017	September 2019	$45,600	$25,792
May 2018	September 2019	26,800	18,300
October 2018	September 2019	24,500	10,515
December 2018	June 2020	14,160	14,160
April 2018	September 2020	54,600	54,600
October 2018	September 2020	34,750	34,750
October 2018	September 2021	50,460	50,460
		$250,870	$208,577

The Company expects that purchases made under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels, and that any deposits will become fully refundable or will be reflected as a credit against purchases. The amounts above do not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase obligations, and instead reflect an estimate of its future payment obligations based on information currently available.

Other. The Company had an aggregate of $52,302 of other purchase commitments as of March 31, 2019, which generally consisted of material commitments for future capital expenditures, commitments under service contracts, and requirements to pay promotional expenses. Future capital expenditures primarily relate to retail store build-out of leasehold improvements and the continued build-out and expansion of the warehouse and distribution center located in Moreno Valley, California.

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

Indemnification

The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company’s intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. From time to time, the Company also agrees to indemnify its licensees, distributors, and promotional partners in connection with claims that the Company’s products infringe on the intellectual property rights of third parties. These agreements may or may not be made pursuant to a written contract. In addition, from time to time, the Company also agrees to standard indemnification provisions in commercial agreements in the ordinary course of business.

Management believes the likelihood of any payments under any of these arrangements is remote and would be immaterial. This determination is made based on a prior history of insignificant claims and related payments. There are currently no pending claims relating to indemnification matters involving the Company’s intellectual property.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 8. Stock Compensation

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 EIP), which was amended on May 9, 2007. In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaced the Company’s 2006 EIP. As with the 2006 EIP, the primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited, or are otherwise terminated under the 2006 EIP. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

The Company uses various types of stock-based compensation under the 2006 EIP, as amended, and the 2015 SIP, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). Annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) are available to key employees and certain executive officers, and long-term incentive plan (LTIP) awards are available to certain officers, including named executive officers.

Annual Awards

The Company elected to grant Annual RSUs and Annual PSUs under the 2015 SIP to key employees, including certain executive officers of the Company, which entitle the recipients to receive shares of the Company’s common stock upon vesting. The Annual RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs is subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter. During the year ended March 31, 2019, the Company granted 31,320 Annual PSUs and 62,743 Annual RSUs at a weighted-average grant date fair value of $116.34 and $116.85 per share, respectively. As of March 31, 2019, the Company determined that the target performance criteria related to the year ended March 31, 2019 Annual PSUs were achieved.

Subsequent to March 31, 2019 through May 17, 2019, the Company granted no additional Annual RSUs or Annual PSUs.

Long-Term Incentive Plan Options

During the year ended March 31, 2019, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP, including in November 2016 (2017 LTIP NQSOs) and June 2017 (2018 LTIP NQSOs), which were awarded to certain members of the Company’s management team. If the recipient provides continuous service, the LTIP NQSOs will vest after the Company achieves the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. The 2017 LTIP NQSOs vested on March 31, 2019 and the 2018 LTIP NQSOs will vest on March 31, 2020. Subsequent to March 31, 2019 through May 17, 2019, the Company granted no LTIP NQSOs.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

The Company measures stock compensation expense for LTIP NQSOs at the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for the LTIP NQSOs granted:

	2018 LTIP NQSOs	2017 LTIP NQSOs
Expected life (in years)	4.90	5.94
Expected volatility	38.73%	41.80%
Risk free interest rate	1.78%	1.95%
Dividend yield	—%	—%
Weighted-average exercise price	$69.29	$61.86
Weighted-average option value	$25.03	$26.27

Long-Term Incentive Plan Awards

2019 LTIP PSUs. In September 2018, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2019 LTIP PSUs), which were awarded to certain members of the Company’s senior management team, including the Company’s named executive officers. The 2019 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2021. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2019 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the measurement period, the vesting of the 2019 LTIP PSUs will be subject to adjustment based on the application of a relative total shareholder return (TSR) modifier. The amount of the adjustment will be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2018 and ending on the vesting date. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 36-month performance period.

Under the new program, the Company granted awards at the target performance level of 41,793 2019 LTIP PSUs during the quarter ended September 30, 2018. The average grant date fair value of these 2019 LTIP PSUs was $120.24 per share. Based on the Company’s current long-range forecast, the Company has determined that the achievement of at least the target performance criteria of these awards continues to be probable.

2016 LTIP PSUs. In November 2015, the Company approved LTIP awards under the 2015 SIP for issuance of PSUs (2016 LTIP PSUs), which were awarded to certain members of the Company’s management team. The 2016 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. To the extent financial performance was achieved above the minimum threshold performance criteria, the number of 2016 LTIP PSUs that would vest was subject to increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2016 LTIP PSUs would occur if the Company failed to achieve at least 90% of the minimum threshold performance criteria. If the Company achieved the performance criteria, vesting of the 2016 LTIP PSUs would be subject to adjustment based on the application of a total stockholder return (TSR) modifier. The amount of the adjustment would be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period. Under this program, the Company granted awards that contained a maximum of approximately 308,000 2016 LTIP PSUs during the year ended March 31, 2016. The weighted-average grant date fair value of the 2016 LTIP PSUs was $50.05 per share. The Company did not believe the achievement of at least the minimum threshold performance criteria was probable, and accordingly, did not recognize stock compensation expense for these awards during the years ended March 31, 2018 and 2017. As of March 31, 2018, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

2015 LTIP PSUs. In September 2014, the Company approved LTIP awards under the 2006 EIP for issuance of PSUs (2015 LTIP PSUs), which were awarded to certain members of the Company’s management team. The 2015 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. To the extent financial performance was achieved above the minimum threshold performance criteria, the number of 2015 LTIP PSUs that vested would increase up to the maximum number of units granted under the award. Under this program, the Company granted awards that contained a maximum of approximately 160,000 2015 LTIP PSUs during the year ended March 31, 2015. The weighted-average grant date fair value of the 2015 LTIP PSUs was $98.29 per share. As of March 31, 2017, the Company determined that achievement of the minimum threshold performance criteria was not probable, and accordingly, the Company recognized a net reversal of stock compensation expense of approximately $1,400. As of March 31, 2017, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

2007 LTIP SARs and 2007 LTIP PSUs. In May 2007, the Company approved LTIP awards under the 2006 EIP for issuance of SARs (2007 LTIP SARs) and PSUs (2007 LTIP PSUs), which were awarded to certain members of the Company’s management team. These awards were subject to vesting based on certain performance criteria and service conditions. Half of the 2007 LTIP SARs and 2007 LTIP PSUs granted were fully vested as of December 31, 2011; 80% of the other half of the awards vested on December 31, 2015, while the remaining 20% did not vest and were cancelled, since it was determined that the Company had not achieved the required performance criteria as of December 31, 2016. Accordingly, the Company recognized a net reversal of stock compensation expense of $2,400 during the year ended March 31, 2017.

Grants to Directors

Each of the Company’s nonemployee directors is entitled to receive common stock with a total value of $125 for annual service on the Board of Directors. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the 15th day of the last month of each quarterly period. Each of these shares is fully vested on the date of issuance.

Stock Compensation Expense

The table below summarizes the components of stock compensation expense recognized in the consolidated statements of comprehensive income (loss):

	Years Ended March 31,
	2019	2018	2017
Stock-based compensation expense
Annual RSUs	$6,588	$7,761	$5,191
Annual PSUs	2,373	1,829	1,203
2007 LTIP SARs	—	—	(1,949)
LTIP PSUs	885	—	(296)
LTIP NQSOs	3,516	3,432	694
Grants to Directors	1,223	1,135	1,168
Subtotal	14,585	14,157	6,011
Other stock compensation
Employee Stock Purchase Plan*	189	150	164
Total stock compensation expense, pretax	14,774	14,307	6,175
Income tax benefit	(3,546)	(4,906)	(2,322)
Total stock compensation expense, net of tax	$11,228	$9,401	$3,853

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

*The 2015 Employee Stock Purchase Plan authorizes 1,000,000 shares of the Company’s common stock for sale to eligible employees using their after-tax payroll deductions. Each consecutive purchase period is six months (purchase period) in duration and shares are purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price on that date. Purchase windows take place in February and August of each fiscal year. The net difference between the timing of compensation expense incurred during the purchase period and purchase windows are recorded in other accrued expenses in the consolidated balance sheets.

The table below summarizes the total remaining unrecognized stock compensation expense as of March 31, 2019 related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods:

	Unrecognized Stock Compensation Expense	Weighted-Average Remaining Vesting Period (Years)
Annual RSUs	$6,391	1.0
Annual PSUs	2,689	1.1
LTIP PSUs	3,751	2.0
LTIP NQSOs	1,641	1.0
Total	$14,472

Annual RSUs and Annual PSUs Issued under the 2015 SIP

The table below summarizes Annual RSU and Annual PSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of March 31, 2018	289,297	$65.18
Granted	94,063	116.68
Vested	(118,903)	64.39
Forfeited	(33,058)	77.60
Nonvested as of March 31, 2019	231,399	$84.75

LTIP PSUs Issued Under the 2015 SIP

The table below summarizes activity for LTIP PSUs:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of March 31, 2018	—	$—
Granted	83,586	120.24
Forfeited	(6,488)	120.24
Nonvested as of March 31, 2019	77,098	$120.24

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

LTIP NQSOs Issued Under the 2015 SIP

The table below summarizes LTIP NQSO activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of March 31, 2018	397,340	$65.70	7.1	$9,666
Forfeited	(35,957)	69.29
Nonvested as of March 31, 2019	361,383	$65.35	6.2	$29,504

The maximum contractual term was approximately nine and seven years from the grant date for the 2017 NQSOs and 2018 NQSOs, respectively.

Note 9. Derivative Instruments

As of March 31, 2019, the Company had no outstanding derivative contracts.

As of March 31, 2018, the Company had the following derivative contracts recorded at fair value:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$126,332	$4,802	$131,134
Fair value recorded in other current assets	950	—	950
Fair value recorded in other accrued expenses	(143)	(10)	(153)

The following table summarizes the effect of Designated Derivative Contracts:

	Years Ended March 31,
	2019	2018	2017
Amount of gain (loss) recognized in OCI (effective portion)	$8,355	$(9,593)	$8,208
Amount of gain (loss) reclassified from AOCL into net sales (effective portion)	8,675	(8,541)	7,082
Amount of gain excluded from effectiveness testing recognized in SG&A expenses	1,918	1,376	534

The following table summarizes the income tax effect for unrealized gains or losses for Designated Derivative Contracts recorded in AOCL:

	Years Ended March 31,
	2019	2018	2017
Income tax expense (benefit)*	$77	$439	$(423)

*These amounts are inclusive of the income tax effects from the Tax Reform Act reclassified from AOCL to retained earnings in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Years Ended March 31,
	2019	2018	2017
Amount of gain (loss) recognized in SG&A expenses	$1,393	$(2,574)	$2,202

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. During the year ended March 31, 2019, the Designated Derivative Contracts remained effective and that portion of any gain or loss was recognized in AOCL and reclassified into earnings in the same period or periods during which the transaction affected earnings.

As of March 31, 2019, there is no unrealized gain or loss on derivative contracts recognized in AOCL. Refer to Note 10, “Stockholders' Equity,” for further information.

Subsequent to March 31, 2019 through May 17, 2019, the Company entered into Non-Designated Derivative Contracts with notional values totaling approximately $19,913, which are expected to mature over the next 11 months, and no Designated Derivative Contracts. As of May 17, 2019, the Company’s outstanding hedging contracts were held by an aggregate of two counterparties.

Note 10. Stockholders’ Equity

Stock Repurchase Programs

In October 2017, the Company’s Board of Directors approved the 2017 Repurchase Program which, together with the 2015 Repurchase Program, authorized the Company to repurchase a total of up to $400,294 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. As of March 31, 2019, the aggregate remaining approved amount under the 2017 Repurchase Program was $89,212. The full amount originally authorized under the 2015 Repurchase Program has been repurchased and the 2015 Repurchase Program has been completed. In January 2019, the Company’s Board of Directors approved the 2019 Repurchase Program, which authorizes the Company to repurchase up to $261,000 of its common stock. As of March 31, 2019, the aggregate remaining approved amount under the 2017 Repurchase Program and 2019 Repurchase Program (collectively, the “Stock Repurchase Programs”) was $350,212. The Company’s Stock Repurchase Programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion. The Company’s current revolving credit agreements allow it to make share repurchases under these programs, as long as the Company does not exceed certain leverage ratios and no event of default has occurred under these arrangements. As of March 31, 2019, and through May 17, 2019, the Company was in compliance with these arrangements.

The following table summarizes the publicly-announced stock repurchase activity of open-market transactions under the Company’s Stock Repurchase Programs:

	Years Ended March 31,
	2019	2018	2017
Average price paid per share	$115.22	$87.91	$56.51
Total number of shares repurchased	1,400,699	1,702,653	222,471
Dollar value of shares repurchased	$161,395	$149,687	$12,572

Subsequent to March 31, 2019 through May 17, 2019, the Company made no additional share repurchases.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, are as follows:

	As of March 31,
	2019	2018
Unrealized gain on cash flow hedges	$—	$243
Cumulative foreign currency translation loss	(22,654)	(13,226)
Total	$(22,654)	$(12,983)

Note 11. Net Income per Share

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Years Ended March 31,
	2019	2018	2017
Basic	29,641,000	31,758,000	32,000,000
Dilutive effect of equity awards	262,000	238,000	355,000
Diluted	29,903,000	31,996,000	32,355,000

Excluded*
Annual RSUs and Annual PSUs	3,000	200	17,000
LTIP PSUs	77,000	—	269,000
LTIP NQSOs	170,000	397,000	192,000
Deferred Non-Employee Director Equity Awards	2,000	1,000	—

*The equity awards excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. Refer to Note 8, “Stock Compensation,” for further information.

Note 12. Reportable Operating Segments

The Company’s six reportable operating segments now include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. The Other brands wholesale reportable operating segment consists of the Koolaburra brand and includes other discontinued brands during the prior periods presented. Information reported to the CODM, who is the Company’s Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the aforementioned reportable operating segments. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance, primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments include only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income (loss), is summarized as follows:

	Years Ended March 31,
	2019	2018	2017
Net sales
UGG brand wholesale	$888,347	$841,893	$826,355
HOKA brand wholesale	185,057	132,688	93,064
Teva brand wholesale	119,390	117,478	103,694
Sanuk brand wholesale	69,791	78,283	77,552
Other brands wholesale	42,818	17,273	23,142
Direct-to-Consumer	715,034	715,724	666,340
Total	$2,020,437	$1,903,339	$1,790,147

	Years Ended March 31,
	2019	2018	2017
Income (loss) from operations
UGG brand wholesale	$300,761	$247,826	$213,407
HOKA brand wholesale	35,717	20,954	2,556
Teva brand wholesale	27,939	20,400	10,045
Sanuk brand wholesale	12,781	14,474	(110,582)
Other brands wholesale	10,411	1,304	(985)
Direct-to-Consumer	185,449	156,896	109,802
Unallocated overhead costs	(245,738)	(239,270)	(226,162)
Total	$327,320	$222,584	$(1,919)

	Years Ended March 31,
	2019	2018	2017
Depreciation, amortization and accretion
UGG brand wholesale	$1,254	$3,193	$3,167
HOKA brand wholesale	456	485	590
Teva brand wholesale	10	12	24
Sanuk brand wholesale	4,171	4,174	5,018
Other brands wholesale	382	380	381
Direct-to-Consumer	12,195	13,396	15,669
Unallocated overhead costs	26,473	26,932	27,779
Total	$44,941	$48,572	$52,628

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2019	2018	2017
Capital expenditures
UGG brand wholesale	$205	$58	$3,444
HOKA brand wholesale	285	—	191
Teva brand wholesale	—	—	—
Sanuk brand wholesale	—	20	—
Other brands wholesale	11	—	—
Direct-to-Consumer	5,739	8,641	15,277
Unallocated overhead costs	22,846	26,094	25,587
Total	$29,086	$34,813	$44,499

Assets allocated to each reportable operating segment include trade accounts receivable, net of allowances and inventories net of reserves, property and equipment, net, goodwill, other intangible assets, and certain other assets that are specifically identifiable for one of the Company’s reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, and various other corporate assets shared by the Company’s reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets, are as follows:

	As of March 31,
	2019	2018
Assets
UGG brand wholesale	$240,411	$229,894
HOKA brand wholesale	94,157	65,943
Teva brand wholesale	76,370	85,980
Sanuk brand wholesale	71,285	79,322
Other brands wholesale	14,618	8,866
Direct-to-Consumer	95,501	112,355
Total assets from reportable operating segments	592,342	582,360
Unallocated cash and cash equivalents	589,692	429,970
Unallocated deferred tax assets	30,870	38,381
Unallocated other corporate assets	214,302	213,668
Total	$1,427,206	$1,264,379

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations as follows:

	Years Ended March 31,
	2019	2018	2017
International net sales	$742,079	$729,278	$648,844
% of net sales	36.7%	38.3%	36.2%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2019	2018	2017
Net sales in foreign currencies	$605,725	$617,867	$539,440
% of net sales	30.0%	32.5%	30.1%
Ten largest customers as % of net sales	27.7%	28.2%	24.8%

For the years ended March 31, 2019, 2018, and 2017 no single foreign country comprised 10.0% or more of the Company’s total net sales. No single customer accounted for 10.0% or more of the Company’s net sales during the years ended March 31, 2019, 2018, and 2017.

The Company sells its products to customers for net trade accounts receivables and as of March 31, 2019 had no customers that exceeded 10% or more of trade accounts receivable, net, compared to two customers that represented 21.6% of trade accounts receivable, net, as of March 31, 2018.

Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and records an allowance for doubtful accounts based on these evaluations. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for doubtful accounts.

Suppliers

The Company’s production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China and is sourced primarily from Australia and the United Kingdom. In an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpure, which is a re-purposed wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily from Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather patterns, harvesting decisions, incidents of disease, and the price of other commodities such as wool and leather. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company’s products, demand for sheepskin by competitors, changes in consumer preferences and changes in discretionary spending.

Long-Lived Assets

Long-lived assets, which consist of net property and equipment, was as follows:

	As of March 31,
	2019	2018
US	$196,702	$203,956
Foreign*	17,094	16,206
Total	$213,796	$220,162

*No single foreign country’s net property and equipment comprised 10.0% or more of the Company’s total net property and equipment as of March 31, 2019 and March 31, 2018.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2019, 2018, and 2017
(dollar amounts in thousands, except per share or share data)

Note 14. Quarterly Summary of Information (Unaudited)

The Company’s business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th of each year. Net sales of Other brands do not have significant seasonal impact on the Company. Due to the size of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded net sales in the quarters ending March 31st and June 30th. While the Company has taken steps to diversify its product offerings, both by creating more year-round styles and expanding product offerings within its existing brands, and by acquiring and developing new brands, the Company expects this trend to continue for the foreseeable future.

Summarized unaudited quarterly financial data are as follows:

	Fiscal Year 2019
	Quarter Ended
	6/30/2018	9/30/2018	12/31/2018	3/31/2019
Net sales*	$250,594	$501,913	$873,800	$394,130
Gross profit	114,965	251,887	470,093	203,305
(Loss) income from operations**	(39,414)	90,412	244,718	31,604
Net (loss) income***	(30,407)	74,372	196,374	23,969
Net (loss) income per share
Basic	$(1.00)	$2.49	$6.74	$0.82
Diluted	$(1.00)	$2.48	$6.68	$0.82

	Fiscal Year 2018
	Quarter Ended
	6/30/2017	9/30/2017	12/31/2017	3/31/2018
Net sales*	$209,717	$482,460	$810,478	$400,684
Gross profit	90,625	225,117	423,471	192,429
(Loss) income from operations**	(56,256)	67,355	193,191	18,294
Net (loss) income***	(42,121)	49,559	86,341	20,615
Net (loss) income per share
Basic	$(1.32)	$1.55	$2.71	$0.66
Diluted	$(1.32)	$1.54	$2.69	$0.66

*Reflects a difference in accounting policy in connection with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, beginning April 1, 2018. The most significant impact for this change in accounting policy was to net sales recorded for the quarter ended December 31, 2017, which reflects a deferral of in transit net sales of approximately $12,000, primarily in the DTC reportable operating segment, for which the Company did not recognize a deferral for in transit net sales during the quarter ended December 31, 2018. The impact of this change in accounting policy to other quarterly comparative periods presented were immaterial.

**Includes restructuring charges of $295 and $1,667 for the years ended March 31, 2019 and 2018, respectively, primarily incurred during the second quarter of fiscal year 2019 and the first and third quarters of fiscal year 2018. Refer to Note 1, “General,” under the heading “Restructuring” for further information.

***Includes significant impacts to income tax expense for fiscal year 2018 due to the Tax Reform Act. Refer to Note 5, “Income Taxes,” under the heading “Income Tax Expense (Benefit) Reconciliation” for further information.

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of allowances for doubtful accounts, sales discounts, chargebacks and sales returns against trade accounts receivable (amounts in thousands):

	As of March 31,
	2019	2018	2017
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$3,487	$5,979	$5,494
Additions	2,849	4,168	2,847
Deductions	(1,263)	(6,660)	(2,362)
Balance at End of Year	$5,073	$3,487	$5,979
Allowance for sales discounts (2)
Balance at Beginning of Year	$1,400	$3,100	$2,672
Additions	11,712	19,972	20,259
Deductions	(12,402)	(21,672)	(19,831)
Balance at End of Year	$710	$1,400	$3,100
Allowance for chargebacks (3)
Balance at Beginning of Year	$7,727	$7,028	$4,968
Additions	23,369	19,019	19,584
Deductions	(18,055)	(18,320)	(17,524)
Balance at End of Year	$13,041	$7,727	$7,028
Allowance for sales returns (4)
Balance at Beginning of Year	$20,848	$16,247	$17,061
Additions	—	51,677	62,122
Deductions	(20,848)	(47,076)	(62,936)
Balance at End of Year	$—	$20,848	$16,247
Total	$18,824	$33,462	$32,354

(1)
The additions to the allowance for doubtful accounts represent estimates of the Company’s bad debt expense based on the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual write-off of the related trade accounts receivables.

(2)
The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company’s customers based on the amount of outstanding discounts for prompt or early payments. Deductions are for the actual discounts taken by the Company’s wholesale channel customers. Discounts for DTC customers are taken at the point of sale and are not reflected in the allowance for sales discounts.

(3)
The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivables.

(4)
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective April 1, 2018. Under ASU 2014-09, the sales returns reserve for the wholesale channel is presented on a gross basis, with a separate asset and liability in the consolidated balance sheets. Reporting periods prior to the adoption reflect the wholesale channel sales returns reserve on a net basis. Returns for DTC customer products were previously excluded as they were separately recorded in other accrued expenses in the consolidated balance sheets. In prior periods presented, the additions to the allowance for sales returns represented estimates of returns based on the Company’s historical wholesale channel customer returns experience. Deductions were for the actual return of products.