Form 10-Q
period 2019-06-30
DECKERS OUTDOOR CORP
filed 2019-08-08
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019
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
(Address of principal executive offices and zip code)

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

As of the close of business on July 31, 2019, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 28,881,327.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2019

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2019 (Quarterly Report), and the information and documents incorporated by reference into this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference into this Quarterly Report, contain forward-looking statements relating to, among other things:

•	our business, operating, investing, capital allocation, marketing and financing strategies;

•	the impacts of our ongoing operational system upgrades;

•	the expansion of our brands and product offerings, and changes to the geographic and seasonal mix of our products;

•	changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies and our decision to exit the warehouse channel for the Sanuk brand;

•	changes in consumer tastes and preferences with respect to our brands and products in particular, and the fashion industry in general;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and E-commerce businesses;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expectations relating to the expansion of Direct-to-Consumer (DTC) capabilities;

•	the ongoing impacts from the implementation of our restructuring and operating profit improvement plans;

•	our plans to consolidate certain distribution center operations;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including purchase obligations for product and raw materials;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact from adoption of recent accounting pronouncements; and

•	overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates and changes in fuel costs.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange (NYSE), we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all of our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION

References in this Quarterly Report to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® by UGG (Koolaburra), and UGGpure® (UGGpure) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names in this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	June 30, 2019	March 31, 2019
ASSETS	(UNAUDITED)
Cash and cash equivalents	$502,626	$589,692
Trade accounts receivable, net of allowances ($10,045 and $18,824 as of June 30, 2019 and March 31, 2019, respectively)	159,679	178,602
Inventories, net of reserves ($8,808 and $9,723 as of June 30, 2019 and March 31, 2019, respectively)	473,394	278,842
Prepaid expenses	20,470	19,901
Other current assets	28,485	26,028
Income tax receivable	3,839	2,340
Total current assets	1,188,493	1,095,405

Property and equipment, net of accumulated depreciation ($243,624 and $235,939 as of June 30, 2019 and March 31, 2019, respectively)	211,254	213,796
Operating lease assets	232,071	—
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($72,762 and $71,186 as of June 30, 2019 and March 31, 2019, respectively)	50,085	51,494
Deferred tax assets, net	32,964	30,870
Other assets	22,199	21,651
Total assets	$1,751,056	$1,427,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$611	$603
Trade accounts payable	300,103	124,974
Accrued payroll	56,220	54,462
Operating lease liabilities	48,139	—
Other accrued expenses	35,212	47,963
Income taxes payable	78	19,283
Value added tax payable	1,382	3,239
Total current liabilities	441,745	250,524

Mortgage payable	30,747	30,901
Long-term operating lease liabilities	206,888	—
Income tax liability	60,855	60,616
Deferred rent obligations	—	21,107
Other long-term liabilities	15,542	18,928
Total long-term liabilities	314,032	131,552

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 28,965 and 29,141 as of June 30, 2019 and March 31, 2019, respectively)	290	291
Additional paid-in capital	184,049	178,227
Retained earnings	833,843	889,266
Accumulated other comprehensive loss	(22,903)	(22,654)
Total stockholders' equity	995,279	1,045,130
Total liabilities and stockholders' equity	$1,751,056	$1,427,206

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2019	2018
Net sales	$276,839	$250,594
Cost of sales	146,820	135,629
Gross profit	130,019	114,965
Selling, general and administrative expenses	161,436	154,379
Loss from operations	(31,417)	(39,414)

Interest income	(2,866)	(1,586)
Interest expense	1,146	1,234
Other income, net	(92)	(11)
Total other income, net	(1,812)	(363)
Loss before income taxes	(29,605)	(39,051)
Income tax benefit	(10,254)	(8,644)
Net loss	(19,351)	(30,407)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges	(317)	5,323
Foreign currency translation gain (loss)	68	(7,463)
Total other comprehensive loss	(249)	(2,140)
Comprehensive loss	$(19,600)	$(32,547)

Net loss per share
Basic	$(0.67)	$(1.00)
Diluted	$(0.67)	$(1.00)
Weighted-average common shares outstanding
Basic	29,089	30,423
Diluted	29,089	30,423

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2019
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock compensation expense	1	—	3,424	—	—	3,424
Shares issued upon vesting	4	—	—	—	—	—
Exercise of stock options	46	1	2,772	—	—	2,773
Cumulative adjustment from adoption of recent accounting pronouncements (refer to Note 1)	—	—	—	(1,069)	—	(1,069)
Shares withheld for taxes	—	—	(374)	—	—	(374)
Repurchases of common stock	(227)	(2)	—	(35,003)	—	(35,005)
Net loss	—	—	—	(19,351)	—	(19,351)
Total other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2019	28,965	$290	$184,049	$833,843	$(22,903)	$995,279

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2018
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779
Stock compensation expense	2	—	3,526	—	—	3,526
Shares issued upon vesting	6	—	—	—	—	—
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	720	—	720
Shares withheld for taxes	—	—	(328)	—	—	(328)
Repurchases of common stock	(86)	—	—	(9,999)	—	(9,999)
Net loss	—	—	—	(30,407)	—	(30,407)
Total other comprehensive loss	—	—	—	—	(2,140)	(2,140)
Balance, June 30, 2018	30,369	$304	$170,785	$746,185	$(15,123)	$902,151

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	Three Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(19,351)	$(30,407)
Reconciliation of net loss to cash (used in) provided by operating activities
Depreciation, amortization and accretion	10,345	11,405
Bad debt (benefit) expense	(937)	608
Deferred tax benefit	(1,646)	(509)
Stock-based compensation	3,424	3,526
Employee stock purchase plan	49	45
Excess tax benefits from stock-based compensation	(580)	(106)
Loss on disposal of property and equipment	59	58
Changes in operating assets and liabilities:
Trade accounts receivable, net	19,860	11,940
Inventories, net	(194,552)	(136,641)
Prepaid expenses and other current assets	(7,172)	(9,295)
Income tax receivable	(1,499)	(229)
Net operating lease assets and liabilities	(1,033)	—
Other assets	(547)	1,418
Trade accounts payable	175,129	168,569
Accrued expenses	(8,598)	(1,795)
Income taxes payable	(18,625)	(6,204)
Long-term liabilities	(955)	(4,310)
Net cash (used in) provided by operating activities	(46,629)	8,073

INVESTING ACTIVITIES
Purchases of property and equipment	(7,393)	(7,286)
Proceeds from sale of property and equipment, net	227	47
Net cash used in investing activities	(7,166)	(7,239)

FINANCING ACTIVITIES
Cash received from issuances of common stock	2,773	—
Cash paid for repurchase of common stock	(35,005)	(9,999)
Cash paid for shares withheld for taxes	(374)	(499)
Repayment of mortgage principal	(146)	(139)
Net cash used in financing activities	(32,752)	(10,637)

Effect of foreign currency exchange rates on cash	(519)	(2,316)
Net change in cash and cash equivalents	(87,066)	(12,119)
Cash and cash equivalents at beginning of period	589,692	429,970
Cash and cash equivalents at end of period	$502,626	$417,851

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)
(continued)

	Three Months Ended June 30,
	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for
Income taxes, net of refunds of $4,293 and $2,744, as of June 30, 2019 and 2018, respectively	$11,833	$1,961
Interest	563	1,494
Operating leases	15,265	—
Non-cash investing activities
Accrued for purchases of property and equipment	1,116	2,315

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company

Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. As part of its Omni-Channel platform, the Company's proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its retail stores and E‑Commerce websites. Independent third-party contractors manufacture all of the Company's products. A significant part of the Company's business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to the variation in its results from quarter to quarter.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2019 and for the three months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2019 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries necessary to fairly present the results of interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 30, 2019 (2019 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting standard pronouncements, and other factors that management believes to be reasonable. These estimates are based on information available as of the date of the condensed consolidated financial statements and actual results could differ materially from the results assumed or implied based on these estimates.

Significant areas requiring the use of management estimates relate to inventory write-downs, trade accounts receivable allowances, including variable consideration for net sales provided to customers, contract assets and liabilities, stock-based compensation, impairment assessments, goodwill and other intangible assets, depreciation and amortization, income tax receivables and liabilities, uncertain tax positions, the fair value of financial instruments, and the reasonably certain lease term, lease classification, and the Company's incremental borrowing rate (IBR) utilized to discount its operating lease assets and liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Reportable Operating Segments

The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's reportable operating segments.

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
ASU No. 2016-02, Leases (as amended by ASUs 2015-14, 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01)
Requires a lessee to recognize a lease asset and lease liability in its condensed consolidated balance sheets. A lessee should recognize a right-of-use (ROU) asset representing its right to use the underlying asset for the estimated lease term, and a liability for related lease payments.

The Company adopted this ASU (the new lease standard) on a modified retrospective basis beginning April 1, 2019. On adoption, the Company recorded a $230,048 increase to total assets due to the recognition of ROU assets, net of prior legacy US GAAP lease-related balances for deferred rent obligations and tenant allowances of $27,895, as previously recorded in other accrued expenses, deferred rent obligations, and other long-term liabilities, in the condensed consolidated balance sheets. In addition, the Company recorded a corresponding $254,538 increase to total liabilities due to the recognition of lease liabilities, net of a prior legacy US GAAP lease-related balance for prepaid rent of $4,846, as previously recorded in prepaid expenses, in the condensed consolidated balance sheets. ROU assets and lease liabilities include lease obligations for operating leases for retail stores, showrooms, offices, and distribution facilities. ROU assets and related lease liabilities are presented as operating lease assets and operating lease liabilities in the condensed consolidated balance sheets.

In addition, the Company recorded a net cumulative effect after-tax decrease to opening retained earnings of $1,069 in the condensed consolidated balance sheets due to the impairment of select operating lease assets related to retail stores whose fixed assets had been previously impaired and for which the initial carrying value of the operating lease assets were determined to be above fair market value on adoption.

The adoption of the new lease standard did not materially affect the condensed consolidated statements of comprehensive loss as the classification and recognition of lease cost did not materially change from legacy US GAAP. Similarly, it did not have a material impact on the Company's liquidity or on its debt covenant compliance under current agreements including its borrowing strategy subject to leverage ratios. However, it did result in additional disclosures and presentation changes to the condensed consolidated statement of cash flows, including supplemental cash flow disclosure, as well as expanded disclosures on existing and new lease commitments.

The Company elected the “package of practical expedients” permitted under the transition guidance of this ASU, which provides a number of transition options, including (1) exemption from reassessment of prior conclusions about lease identification, classification and initial direct costs; (2) the ability to elect a short-term lease recognition exemption; and (3) the option to not separate lease and non-lease components. In addition, the Company did not apply the optional hindsight election and maintained original lease terms as estimated at lease inception.

The comparative condensed consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented.

Refer to Note 7, “Leases and Other Commitments,” for the Company's accounting policy and expanded disclosures required under the new lease standard.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
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

The Company adopted this ASU (the new hedging standard) beginning April 1, 2019 on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

However, the Company made a change in accounting policy with respect to ineffective hedges and elected not to exclude hedge components from the periodic assessment of hedge effectiveness. Under legacy US GAAP, these amounts were excluded from hedge effectiveness and therefore as a component of accumulated other comprehensive loss (AOCL), and immediately recognized in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive loss. Under the new hedge standard, these gains or losses will now be recognized as a component of AOCL and will be reclassified to earnings in the condensed consolidated statements of comprehensive loss in the same period or periods as the related net sales are recorded.

The comparative condensed consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented.

Refer to Note 9, “Derivative Instruments,” for further information on the Company's hedging instruments.

Not Yet Adopted. The FASB issued the following ASUs that have not yet been adopted by the Company and are expected to be adopted, beginning April 1, 2020 (Q1 FY 2021). The following is a summary of each new ASU and the expected impact on the Company when adopted:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2017-04, Goodwill and Other: Simplifying the Test for Goodwill Impairment (as amended by ASU 2019-06)
Requires annual and interim goodwill impairment tests be performed by comparing the fair value of a reporting unit with its carrying amount, effectively eliminating step two of the goodwill impairment test under legacy US GAAP. The amount by which the carrying amount exceeds the reporting unit’s fair value will continue to be recognized as an impairment charge.
		Q1 FY 2021	The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19, 2019-04, and 2019-05)
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		Q1 FY 2021	The Company is evaluating the timing and effect that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
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
Sales Returns. The following table provides activity during the three months ended June 30, 2019 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2019	$10,441	$(24,787)
Net additions to sales return allowance*	3,776	(14,632)
Actual returns	(8,713)	24,447
Balance, June 30, 2019	$5,504	$(14,972)

The following table provides activity during the three months ended June 30, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2018	$11,251	$(23,156)
Net additions to sales return allowance*	1,780	(10,965)
Actual returns	(8,212)	22,604
Balance, June 30, 2018	$4,819	$(11,517)

*Net additions to sales return allowance include provision for anticipated sales returns which consists of both contractual return rights and discretionary authorized returns.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	June 30, 2019	March 31, 2019
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990

Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	52,148	51,981
Total gross carrying amount	107,393	107,226
Accumulated amortization	(72,762)	(71,186)
Net definite-lived intangible assets	34,631	36,040
Total other intangible assets, net	50,085	51,494
Total	$64,075	$65,484

Amortization Expense

Aggregate amortization expense for amortizable intangible assets during the three months ended June 30, 2019 and 2018 was $1,413 and $1,978, respectively. A reconciliation of the changes in total other intangible assets recorded in the condensed consolidated balance sheets, is as follows:

Balance, March 31, 2019	$51,494
Amortization expense	(1,413)
Foreign currency translation net gain	4
Balance, June 30, 2019	$50,085

Note 4. Fair Value Measurements
The accounting standard for fair value measurements provides a framework for measuring fair value, which is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy under this accounting standard requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

•	Level 1: Quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings and mortgage payable, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

The assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets, are as follows:

		Measured Using
	June 30, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,473	$7,473	$—	$—
Non-qualified deferred compensation liability	(4,406)	(4,406)	—	—
Designated Derivative Contracts liability	(417)	—	(417)	—
Non-Designated Derivative Contracts liability	(356)	—	(356)	—

		Measured Using
	March 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,300	$7,300	$—	$—
Non-qualified deferred compensation liability	(4,447)	(4,447)	—	—

In 2010, the Company established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established for the purpose of supporting benefits payable under this program, with the assets invested in Company-owned life insurance policies. As of June 30, 2019, the non-qualified deferred compensation asset of $7,473 was recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2019, the non-qualified deferred compensation liability of $4,406 was recorded in the condensed consolidated balance sheets, with $1,174 in other accrued expenses and $3,232 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The fair values of liabilities associated with derivative instruments and hedging activities are recorded in other accrued expenses, in the condensed consolidated balance sheets. Refer to Note 9, “Derivative Instruments,” for further information.

Note 5. Income Taxes

Income tax benefit and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2019	2018
Income tax benefit	$(10,254)	$(8,644)
Effective income tax rate	34.6%	22.1%

The tax provisions for the three months ended June 30, 2019 and 2018 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented. The increase in the effective income tax rate was primarily due to a discrete tax benefit for the favorable settlement of a state income tax audit, which was partially offset by a discrete tax expense for tax reserves recorded during the three months ended June 30, 2019.

Due to the enactment of the Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, the Company is subject to US taxation of its foreign subsidiary earnings considered global intangible low-taxed income as well as limitations

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

on the deductibility of executive compensation, which are included in income tax benefit in the condensed consolidated statements of comprehensive loss for the periods presented above. The Company continues to evaluate new guidance and legislation as it is issued.

Unrecognized Tax Benefits. During the three months ended June 30, 2019, the amount of gross unrecognized tax benefits and associated penalties and interest increased by $1,120 to $14,518, primarily related to state income tax reserves recorded in income tax liability in the condensed consolidated balance sheets.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company entered into a credit agreement that provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of June 30, 2019, the effective interest rates for US dollar LIBOR and ABR, with relevant spreads for borrowings made during the reporting period, were 3.52% and 5.63%, respectively.

During the three months ended June 30, 2019, the Company made no borrowings or repayments under the Primary Credit Facility. As of June 30, 2019, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of June 30, 2019, available borrowings under the Primary Credit Facility were $399,451. Subsequent to June 30, 2019 through July 31, 2019, the Company made no additional borrowings under the Primary Credit Facility. At July 31, 2019, the Company had no outstanding balance, outstanding letters of credit of $549, and had available borrowings of $399,451 under the Primary Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $43,681, with an overdraft facility sublimit of CNY 100,000, or $14,560.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate, which was 4.35% as of June 30, 2019, and is multiplied by a variable liquidity factor, which resulted in an effective interest rate of 4.79%.

During the three months ended June 30, 2019, the Company made no borrowings or repayments under the China Credit Facility. As of June 30, 2019, the Company had no outstanding balance and available borrowings of $43,681 under the China Credit Facility. Subsequent to June 30, 2019 through July 31, 2019, the Company made no additional borrowings, had no outstanding balance, and had available borrowings of approximately $43,681 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a revolving credit facility agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,928, for a maximum term of six months for each draw on the facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The Japan Credit Facility renews annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2020. Interest is based on the Tokyo Interbank Offered Rate (TIBOR), plus 0.40%. As of June 30, 2019, the effective interest rate was 0.47%.

During the three months ended June 30, 2019, the Company made no borrowings or repayments under the Japan Credit Facility. As of June 30, 2019, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $50,928. Subsequent to June 30, 2019 through July 31, 2019, the Company made no additional borrowings, had no outstanding balance, and had available borrowings of approximately $50,928 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of June 30, 2019, the outstanding principal balance under the mortgage was $31,358, which includes $611 in short-term borrowings and $30,747 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of June 30, 2019, and through July 31, 2019, the Company was in compliance with all debt covenants under its revolving credit facilities and mortgage.

Note 7. Leases and Other Commitments

Leases

The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. Some of the Company's operating leases contain extension options of anywhere from one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Operating lease assets and liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the condensed consolidated balance sheets on the lease commencement date, based on the present value of the unpaid lease payments over the reasonably certain lease term. The lease term includes the non-cancellable period at the lease commencement date, plus any additional periods covered by the Company's options to extend (or not to terminate) the lease that are reasonably certain of exercise, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

Operating lease assets are initially measured at cost, which comprise the initial amount of the associated operating lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances.

Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term in SG&A expenses in the condensed consolidated statements of comprehensive loss. Lease payments included in the operating lease liability include (1) fixed payments, including in-substance fixed payments, owed over the lease term, including fixed rate increases and (2) exclude any lease prepayments as of the period presented.

Operating lease assets are presented separately in the condensed consolidated balance sheets. The associated lease liabilities are presented as operating lease liabilities, with the current portion of operating lease liabilities included

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

in other current liabilities and the long-term portion presented separately as long-term operating lease liabilities in the condensed consolidated balance sheets.

Certain leases require additional payments based on actual or forecasted sales volume (either monthly or annually), as well as reimbursement for real estate taxes (tax), common area maintenance (CAM), and insurance (collectively, variable lease payments). Variable lease payments are generally excluded from operating lease assets and liabilities, discussed above, and are recognized in rent expense and recorded as a component of SG&A expenses in the condensed consolidated statements of comprehensive loss. Some leases are dependent upon forecasted annual sales volume, and lease payments are recognized on a straight-line basis as rent expense over each annual period when the achievement of the related sales target is reasonably likely to occur. Other variable lease payments, such as tax, CAM and insurance, are recognized in rent expense as incurred. Some leases contain one fixed lease payment that include variable lease payments, which are considered non-lease components. The Company has elected to account for these instances as a single lease component and the total of these fixed payments are used to measure the operating lease assets and lease liabilities, discussed above.

The Company has elected not to recognize operating lease assets and lease liabilities for short-term leases, which are defined as those operating leases with a term of 12 months or less. Instead, lease payments for short-term leases are recognized on a straight-line basis over the lease term in rent expense and recorded as a component of SG&A expenses in the condensed consolidated statements of comprehensive loss.

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its IBR. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its noncollateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Remeasurements. The Company monitors for events that require a change in estimates for its operating lease assets and liabilities, such as contract terms modifications or lease term estimates. When a change in estimate results in the remeasurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset.

Reassessments may include impairments of operating lease assets as determined under the requirements of ASC Subtopic 360-10, Property, Plant, and Equipment – Overall (ASC 360). Any impairment charges incurred under the requirements of ASC 360 are allocated to the long-lived assets in the defined asset group, which include the operating lease asset unless doing so would reduce the carrying amount of the operating lease asset to an amount less than zero. Impairment charges are recorded in SG&A expenses in the condensed consolidated statements of comprehensive loss. After impairment, the operating lease asset is remeasured and amortized on a straight-line basis over the remaining lease term, with no impact to the operating lease liability.

Rent Expense. The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive loss are as follows:

Three Months Ended June 30, 2019
Operating	$14,247
Variable	5,454
Short-term	542
Total	$20,243

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive loss under legacy US GAAP are as follows:

Three Months Ended June 30, 2018
Minimum rentals	$14,800
Contingent rentals	1,205
Total	$16,005

Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of June 30, 2019 under the new lease standard, reconciled to the present value of operating lease liabilities recorded in the condensed consolidated balance sheets, are as follows:

Years Ending March 31,	Amount
2020	$38,269
2021	50,069
2022	42,737
2023	37,983
2024	33,334
Thereafter	82,848
Total undiscounted future lease payments	285,240
Less: Imputed interest	(30,213)
Total	$255,027

Operating lease liabilities recorded in the condensed consolidated balance sheets, exclude $2,829 of legally binding undiscounted minimum lease payments for leases signed but not yet commenced, which are included in the legacy US GAAP future minimum commitments, presented below.

Future minimum commitments for operating lease contracts as of March 31, 2019 under legacy US GAAP are as follows:

Years Ending March 31,	Amount
2020	$53,015
2021	47,803
2022	40,629
2023	35,915
2024	31,329
Thereafter	81,746
Total	$290,437

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and liabilities presented in the condensed consolidated balance sheets are as follows:

June 30, 2019
Weighted-average remaining lease term in years	6.6
Weighted-average discount rate	3.3%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

Three Months Ended June 30, 2019
Non-cash operating activities
ROU assets obtained in exchange for lease liabilities*	$16,422
Reductions to ROU assets resulting from reductions to lease liabilities*	(2,549)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Other Commitments

During the three months ended June 30, 2019, there were no material changes to the obligations reported in the 2019 Annual Report with respect to (1) purchase obligations for product; (2) purchase obligations for commodities; (3) future capital expenditures, commitments under service contracts, or contractual requirements to pay promotional expenses; and (4) legal proceedings, other than those that occurred in the ordinary course of business.

Note 8. Stock Compensation

The Company uses various types of stock-based compensation under the 2006 Equity Incentive Plan, as amended (2006 EIP), and the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights (SARs), and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) to key employees and certain executive officers, and long-term incentive plan (LTIP) awards to certain officers. During the three months ended June 30, 2019, no awards were granted under these plans with the exception of the Annual PSUs and Annual RSUs, summarized below. Refer to the 2019 Annual Report for further information on previously granted awards under these plans.

Annual Awards

The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Three Months Ended June 30,
	2019		2018
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	11,334	$173.77	16,359	$118.88
Annual PSUs	10,764	173.69	14,112	118.67
Total	22,098	$173.73	30,471	$118.78

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive loss. The Annual RSUs vest in equal annual installments over three years following the date of grant. The Annual PSUs are earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. As of June 30, 2019, the Company estimates that the target performance criteria related to the fiscal year ending March 31, 2020 Annual PSUs will be achieved.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of June 30, 2019, was $10,452.

Subsequent to June 30, 2019 through July 31, 2019, the Company granted 25,266 Annual RSUs and 9,174 Annual PSUs at a weighted-average grant date fair value of $175.14 per share.

Note 9. Derivative Instruments

The Company may enter into foreign currency forward or option contracts (derivative contracts), and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recognized as a component of AOCL and are reclassified to earnings in the condensed consolidated statements of comprehensive loss in the same period or periods as the related net sales are recorded. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in other comprehensive income or loss (OCI) related to the hedging relationship are immediately recorded in earnings in the condensed consolidated statements of comprehensive loss.

As of June 30, 2019, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$54,870	$19,913	$74,783
Fair value recorded in other accrued expenses	(417)	(356)	(773)

As of June 30, 2019, the Company's outstanding derivative contracts were held by an aggregate of three counterparties, all with various maturity dates within the next nine months.

As of March 31, 2019, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended June 30,
	2019	2018
Amount of (loss) gain recognized in OCI	$(417)	$6,770
Amount of gain excluded from effectiveness testing recognized in SG&A expenses*	—	846

*Amounts presented for the three months ended June 30, 2018 are recognized under legacy US GAAP. Beginning April 1, 2019, under the new hedging standard, these amounts are now recognized as a component of AOCL and reclassified into earnings in accordance with the accounting policy above, however, there was no impact to earnings during the three months ended June 30, 2019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The Company records the changes in AOCL for unrealized gains or losses on Designated Derivative Contracts net of income tax effects in the condensed consolidated statements of comprehensive loss, which were as follows:

	Three Months Ended June 30,
	2019	2018
Income tax (benefit) expense	$(100)	$1,447

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended June 30,
	2019	2018
Amount of (loss) gain recognized in SG&A expenses	$(356)	$487

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2019, the amount of unrealized (loss) gains on derivative contracts recognized in AOCL are expected to be reclassified into income within the next 12 months. Refer to Note 10, “Stockholders' Equity,” for further information.

Subsequent to June 30, 2019 through July 31, 2019, the Company entered into Non-Designated Derivative Contracts with notional values totaling $15,317, which are expected to mature over the next 5 months, and no additional Designated Derivative Contracts. As of July 31, 2019, the Company’s outstanding hedging contracts were held by an aggregate of five counterparties.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase its common stock. The Company's stock repurchase programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company's discretion. As of June 30, 2019, the Company had a remaining stock repurchase approval in the amount of $315,207.

Stock repurchase activity under these programs for the three months ended June 30, 2019, is as follows:

Total number of shares repurchased*	226,776
Average price paid per share	$154.36
Dollar value of shares repurchased	$35,005

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to June 30, 2019 through July 31, 2019, the Company repurchased 84,330 shares for $13,200 at an average price of $156.53 per share, leaving the aggregate remaining stock repurchase approval in the amount of $302,007.

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2019	March 31, 2019
Unrealized loss on cash flow hedges	$(317)	$—
Cumulative foreign currency translation loss	(22,586)	(22,654)
Total	$(22,903)	$(22,654)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding, was as follows:

	Three Months Ended June 30,
	2019	2018
Basic	29,089,000	30,423,000
Dilutive effect of equity awards	—	—
Diluted	29,089,000	30,423,000

Excluded*
Annual RSUs and Annual PSUs	245,000	306,000
LTIP PSUs	77,000	—
LTIP NQSOs	317,000	377,000
Deferred Non-Employee Director Equity Awards	7,000	7,000
Employee Stock Purchase Plan	—	7,000

*The equity awards excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. The actual number of shares to be issued pursuant to these awards will be based on Company performance in future periods, net of forfeitures. Refer to Note 8, “Stock Compensation,” for further information.

Note 12. Reportable Operating Segments

The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. The Other brands wholesale reportable operating segment consists of the Koolaburra brand and includes other discontinued brands during the prior period presented.

Information reported to the Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer (PEO), is organized into these reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources.

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

The Company evaluates reportable operating segment performance, primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments include only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive loss, is summarized as follows:

	Three Months Ended June 30,
	2019	2018
Net sales
UGG brand wholesale	$85,400	$81,353
HOKA brand wholesale	64,006	39,954
Teva brand wholesale	30,831	33,196
Sanuk brand wholesale	14,607	20,503
Other brands wholesale	1,727	2,637
Direct-to-Consumer	80,268	72,951
Total	$276,839	$250,594

	Three Months Ended June 30,
	2019	2018
Income (loss) from operations
UGG brand wholesale	$9,441	$5,869
HOKA brand wholesale	11,358	5,728
Teva brand wholesale	8,316	8,064
Sanuk brand wholesale	1,935	4,200
Other brands wholesale	132	350
Direct-to-Consumer	(4,572)	(7,424)
Unallocated overhead costs	(58,027)	(56,201)
Total	$(31,417)	$(39,414)

Assets allocated to each reportable operating segment include trade accounts receivable, net of allowances and inventories, net of reserves, property and equipment, net, goodwill, other intangible assets, and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net, and various other corporate assets shared by the Company's reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	June 30, 2019	March 31, 2019
Assets
UGG brand wholesale	$422,189	$240,411
HOKA brand wholesale	106,810	94,157
Teva brand wholesale	56,601	76,370
Sanuk brand wholesale	54,414	71,285
Other brands wholesale	36,152	14,618
Direct-to-Consumer	228,048	95,501
Total assets from reportable operating segments	904,214	592,342

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

	June 30, 2019	March 31, 2019
Unallocated cash and cash equivalents	502,626	589,692
Unallocated deferred tax assets, net	32,964	30,870
Unallocated other corporate assets	311,252	214,302
Total	$1,751,056	$1,427,206

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations as follows:

	Three Months Ended June 30,
	2019	2018
International net sales	$109,544	$108,887
% of net sales	39.6%	43.5%
Net sales in foreign currencies	$59,358	$64,426
% of net sales	21.4%	25.7%
Ten largest customers as % of net sales	27.2%	27.0%

For the three months ended June 30, 2019 and 2018, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's total net sales during the three months ended June 30, 2019 and 2018.

The Company sells its products to customers for trade accounts receivable and, as of June 30, 2019, had one customer that represented 11.6% of trade accounts receivable, net, compared to no customers that exceeded 10% of trade accounts receivable, net as of March 31, 2019. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The supply of sheepskin can be adversely impacted by weather patterns, harvesting decisions, incidents of disease, and the price of other commodities, such as wool and leather. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences, and changes in discretionary spending. In an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpure, which is a re-purposed wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily from Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, was as follows:

	June 30, 2019	March 31, 2019
US	$194,574	$196,702
Foreign*	16,680	17,094
Total	$211,254	$213,796

*No single foreign country’s net property and equipment comprised 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2019 and March 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, and the audited consolidated financial statements included within our 2019 Annual Report. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled "Risk Factors," in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. We market our products primarily under our five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe our products are distinctive and appeal broadly to women, men, and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our retail stores and E-Commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and by offering products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent third-party contractors.

Trends Impacting our Overall Business

Our business and the industry in which we operate continue to be impacted by several important trends:

•
The overall scope and shape of our brand portfolio is evolving, especially as we continue to experience a high rate of net sales growth within our HOKA brand and as net sales within this brand continue to comprise a greater proportion of our aggregate net sales. Within the UGG brand, we have achieved a strategic reduction in our reliance on sales of products within the core Classics franchise, as we have experienced increased sales across other UGG brand product offerings, including non-core Women's spring and summer lines, as well as Men's lines. We expect each of these trends will continue in the future, which will have a corresponding impact on the diversity and reach of our brands.

•
Sales of our products within our brand portfolio are highly seasonal and are sensitive to weather conditions, which are largely unpredictable and beyond our control. In an ongoing and strategic effort to reduce the impact of seasonality on our results of operations, we continue to introduce counter-seasonal products across our brands. In particular, the significant growth of our HOKA brand's year-round performance product offerings as a percentage of our aggregate net sales has had a meaningful positive impact on our seasonality trends. In addition, the UGG brand continues to experience success through the introduction of products within the Women's spring and summer lines. However, while we will continue to focus on reducing the impact of seasonality through innovation and the expansion of our product offerings, and by continuing to adjust product mix within our brand portfolios, given the historical and projected magnitude of net sales within the UGG brand relative to our other brands, the effect of favorable or unfavorable weather on our aggregate net sales and operating results may continue to be significant.

•
There has been a meaningful shift in the way consumers shop for products and make purchasing decisions, and these consumer trends and behaviors continue to evolve. For example, the traditional retail industry is experiencing prolonged decreases in consumer traffic as customers continue to migrate to online shopping that is being fueled by technology, resulting in a shrinking retail footprint. This shift is positively impacting the performance of our E-Commerce business, while creating challenges and headwinds for our traditional retail business and the businesses of our key customers. As a result, we expect our E-Commerce business will continue to be a driver of long-term growth, although we expect the year-over-year percentage growth rate will decline over time as the size of our E-Commerce business increases. Further, we believe that our traditional retail business will continue to be an important component of our DTC business and we expect to continue to seek opportunities to optimize our retail store fleet.

•
As a result of changes in consumer purchasing behavior, we continue to focus on the enhancement of our Omni-Channel strategy to enable us to better engage existing and prospective consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on our digital marketing efforts, as well as marketing activations to drive brand heat.

•
During the fiscal year ended March 31, 2019, we implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and close-outs on our sales and gross margins, and increasing full-priced selling across our product offerings. We plan to continue this strategic management of the US marketplace in future seasons and expect to explore similar strategies internationally during fiscal year 2020.

•
We continue to strategically assess our distribution positioning across our entire brand portfolio. For example, we regularly review our UGG brand distribution channels globally and recently announced our decision to exit the warehouse channel for the Sanuk brand. We will continue to assess the impact that our distribution channels have on the overall strength and financial performance of our brands.

•
We believe consumers are increasingly buying brands that advance sustainable business practices and deliver quality products while striving for minimal environmental impact with socially conscious operations. Through our Corporate Responsibility and Sustainability Program, we expect to continue to advance our sustainable business initiatives with the goal of consistently delivering brand promises that meet consumer expectations.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the CODM, who is our PEO, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to consistently delivering quality and luxuriously comfortable footwear, apparel, and accessories.

•	Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's, apparel, and accessories.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. While the HOKA products were originally designed for ultra-runners, we believe they now appeal to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within the specialty community with strong marketing fueling both domestic and international sales growth.

We believe demand for HOKA brand products will continue to be driven by the following:

•	Leading product innovation and key franchise management.

•	Increased brand awareness through enhanced marketing activations.

•	Category extensions in authentic performance footwear offerings.

Teva Brand. The Teva brand, which pioneered the sport sandal category, is born from the outdoors and rooted in adventure. The Teva brand is a global leader within the sport sandal and modern outdoor lifestyle categories by fueling the expression of freedom. The Teva brand’s product offerings include sandals, shoes, and boots.

Sanuk Brand. The Sanuk brand originated in Southern California surf culture and has emerged into a lifestyle brand with a presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand's identity.

Other Brands. Other brands currently consist of the Koolaburra by UGG brand. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials and is intended to target the value-oriented consumer in order to complement our UGG brand offering.

Direct-to-Consumer. Our DTC business for all our brands is comprised of our retail stores and E-Commerce websites which, in an Omni-Channel marketplace, are intertwined and interdependent. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions.

Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of June 30, 2019, we had a total of 155 global retail stores, which includes 88 concept stores and 67 outlet stores. Generally, we open retail store locations during the second or third quarters of each fiscal year and consider closures of retail stores during the third or fourth quarter of each fiscal year. While we expect to identify additional stores for closure, we may simultaneously identify new opportunities to open new stores in the future to further complement our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below.

Flagship stores. Included in the total count of global concept stores are nine UGG brand flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase our UGG brand products. Primarily located in major tourist locations, these stores are typically larger with broader product offerings and greater traffic than our general concept stores. The net sales for these stores are recorded in our DTC reportable operating segment.

Concession stores. Included in the total count of global concept stores are 17 concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

Partner Retail stores. In certain international markets, such as China, we rely on partner retail stores, which are branded stores that are wholly-owned and operated by third-parties and not included in the total count of global retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in either our UGG brand or Sanuk brand wholesale reportable operating segments.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of June 30, 2019, we operated our E-Commerce business through an aggregate of 28 company-owned websites and mobile platforms in ten different countries.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements. We believe evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP.

We report comparable DTC sales on a constant currency basis for combined DTC operations that were open throughout the current and prior reporting period. There may be variations in the way we calculate comparable DTC sales as compared to some of our competitors and other companies. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other companies.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of net sales within the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles and grow the year-round net sales of our HOKA brand as a percentage of our aggregate net sales, we expect the seasonality trends that have resulted in significant variations in our net sales from quarter to quarter to decrease over time.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$276,839	100.0%	$250,594	100.0%	$26,245	10.5%
Cost of sales	146,820	53.0	135,629	54.1	(11,191)	(8.3)
Gross profit	130,019	47.0	114,965	45.9	15,054	13.1
Selling, general and administrative expenses	161,436	58.3	154,379	61.6	(7,057)	(4.6)
Loss from operations	(31,417)	(11.3)	(39,414)	(15.7)	7,997	20.3
Other income, net	(1,812)	(0.6)	(363)	(0.1)	1,449	399.2
Loss before income taxes	(29,605)	(10.7)	(39,051)	(15.6)	9,446	24.2
Income tax benefit	(10,254)	(3.7)	(8,644)	(3.5)	1,610	18.6
Net loss	$(19,351)	(7.0)%	$(30,407)	(12.1)%	$11,056	36.4%

Net loss per share
Basic	$(0.67)		$(1.00)		$0.33
Diluted	$(0.67)		$(1.00)		$0.33

Net Sales. The following table summarizes our net sales by location, and by brand and channel, for the periods presented:

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$167,295	$141,707	$25,588	18.1%
International	109,544	108,887	657	0.6
Total	$276,839	$250,594	$26,245	10.5%

Net sales by brand and channel
UGG brand
Wholesale	$85,400	$81,353	$4,047	5.0%
Direct-to-Consumer	53,130	55,118	(1,988)	(3.6)
Total	138,530	136,471	2,059	1.5
HOKA brand
Wholesale	64,006	39,954	24,052	60.2
Direct-to-Consumer	15,518	7,050	8,468	120.1
Total	79,524	47,004	32,520	69.2
Teva brand
Wholesale	30,831	33,196	(2,365)	(7.1)
Direct-to-Consumer	7,453	6,805	648	9.5
Total	38,284	40,001	(1,717)	(4.3)
Sanuk brand
Wholesale	14,607	20,503	(5,896)	(28.8)
Direct-to-Consumer	4,091	3,935	156	4.0
Total	18,698	24,438	(5,740)	(23.5)
Other brands
Wholesale	1,727	2,637	(910)	(34.5)
Direct-to-Consumer	76	43	33	76.7
Total	1,803	2,680	(877)	(32.7)
Total	$276,839	$250,594	$26,245	10.5%

Total Wholesale	$196,571	$177,643	$18,928	10.7%
Total Direct-to-Consumer	80,268	72,951	7,317	10.0
Total	$276,839	$250,594	$26,245	10.5%

Consolidated net sales increased primarily due to higher HOKA brand wholesale sales, as well as higher DTC sales. Further, we experienced an increase of 7.0% in total volume of pairs sold to 6,100 compared to 5,700 during the prior period. On a constant currency basis, net sales increased 11.6% compared to the prior period. Key drivers of the change in net sales were as follows:

•
Wholesale net sales of our UGG brand increased primarily due to domestic growth driven by our spring and summer product offerings, including our Fluff Yeah collection, which drove higher full-priced selling, partially offset by softness in international sales, compared to the prior period. On a constant currency basis, wholesale net sales of our UGG brand increased 5.9% compared to the prior period.

•
Wholesale net sales of our HOKA brand increased due to continued global growth of the brand through new customer acquisitions, as well as sales driven by key franchise updates, including Clifton and Bondi, compared to the prior period.

•
Wholesale net sales of our Teva brand decreased primarily due to our strategic decision to change our European Teva brand business from a direct wholesale model to a distributor model, partially offset by higher sales in Asia.

•
Wholesale net sales of our Sanuk brand decreased due to lower performance in the domestic surf specialty channel and lower international sales resulting from our continued strategic focus on US markets.

•
DTC net sales increased primarily driven by the HOKA brand due to the success of key franchise updates, as discussed above, partially offset by lower UGG brand international sales and the impact of net retail closures, compared to the prior period.

Comparable DTC net sales for the 13 weeks ended June 30, 2019 increased 16.2% compared to the same prior period. The increase was primarily due to growth in our E-Commerce business in North America.

•
International net sales, which are included in the reportable operating segment net sales presented above, increased by 0.6% compared to the prior period. International net sales represented 39.6% and 43.5% of total net sales for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to higher net sales for the HOKA brand, mostly offset by lower net sales for the UGG and Teva brands in Europe.

Gross Profit. Gross profit, as a percentage of net sales, or gross margin, increased to 47.0% from 45.9% compared to the prior period due to favorable brand mix and rate expansion for the HOKA brand, fewer UGG brand closeout sales, partially offset by unfavorable foreign currency exchange rates.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	increased advertising, promotion, and variable selling expenses of $8,964, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands;

•	increased professional and consulting expenses of $1,146, primarily driven by legal fees;

•	decreased foreign currency-related losses of $1,837, driven by favorable changes in foreign currency exchange rates for Asian and Canadian currencies; and

•	decreased bad debt expense of $1,543, primarily due to a decrease in our provision for uncollectible accounts.

Loss from Operations. Income (loss) from operations by reportable operating segment for the periods presented were as follows:

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$9,441	$5,869	$3,572	60.9%
HOKA brand wholesale	11,358	5,728	5,630	98.3
Teva brand wholesale	8,316	8,064	252	3.1
Sanuk brand wholesale	1,935	4,200	(2,265)	(53.9)
Other brands wholesale	132	350	(218)	(62.3)
Direct-to-Consumer	(4,572)	(7,424)	2,852	38.4
Unallocated overhead costs	(58,027)	(56,201)	(1,826)	(3.2)
Total	$(31,417)	$(39,414)	$7,997	20.3%

The decrease in total loss from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses. Drivers for significant net changes in income (loss) from operations were as follows:

•
The increase in income from operations of HOKA and UGG brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses primarily driven by higher marketing and variable selling expenses.

•
The decrease in income from operations of Sanuk brand wholesale was primarily due to lower sales at lower gross margins, partially offset by lower SG&A expenses primarily driven by lower variable selling expenses.

•
The decrease in loss from operations of DTC was primarily due to higher sales and lower overall retail store operating costs driven by prior period store closures, partially offset by lower gross margins, higher variable selling expenses, and higher variable warehouse-related expenses.

•
The increase in unallocated overhead costs was primarily due to higher compensation costs associated with the Moreno Valley warehouse and distribution center expansion, as well as higher professional and consulting expenses, partially offset by favorable changes in foreign currency exchange rates for Asian and Canadian currencies.

Other Income, Net. The increase in total other income, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields and higher average invested cash balances.

Income Taxes. Income tax benefit and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2019	2018
Income tax benefit	$(10,254)	$(8,644)
Effective income tax rate	34.6%	22.1%

The increase in our effective income tax rate was primarily due to a discrete tax benefit for the favorable settlement of a state income tax audit, which was partially offset by a discrete tax expense for tax reserves recorded during the three months ended June 30, 2019.

Foreign income before income taxes was $1,307 compared to foreign loss before income taxes of $(3,104) and worldwide loss before income taxes was $(29,605) and $(39,051) during the three months ended June 30, 2019 and 2018, respectively. The positive change in foreign income before income taxes was primarily due to lower foreign SG&A expenses, partially offset by lower foreign gross margin. For the three months ended June 30, 2019 and 2018, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax.

We expect our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes.

Net Loss. Net loss decreased, compared to the prior period, primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net loss per share decreased, compared to the prior period, due to lower net losses, combined with lower weighted-average common shares outstanding, driven by stock repurchases during the period.

Other Comprehensive Loss. Other comprehensive loss decreased, compared to the prior period, primarily due to increased foreign currency translation gains for changes in our net asset position driven by favorable Asian and European foreign currency exchange rates, partially offset by higher unrealized losses on cash flow hedges.

Liquidity

We finance our working capital and operating requirements using a combination of our cash and cash equivalents balances, cash provided by ongoing operating activities and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we are required to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. We believe our cash and cash equivalents balances, cash provided by ongoing operating activities, and available borrowings under our revolving credit facilities (further described below under the heading “Capital Resources”), will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

We repatriated $130,000 of cash and cash equivalents during the three months ended June 30, 2019. As of June 30, 2019, we had $189,344 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, as long as such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by a number of additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of June 30, 2019, the aggregate remaining approved amount under our stock repurchase programs was $315,207. Our stock repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Our liquidity may be further impacted by additional factors, including our operating results, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in stock repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

If our existing sources of liquidity are insufficient to satisfy our working capital requirements, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as operating and financial covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility and contains a $25,000 sublimit for the issuance of letters of credit. As of June 30, 2019, and through July 31, 2019, we had no outstanding balance, outstanding letters of credit of $549, and had available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $43,681. As of June 30, 2019, and through July 31, 2019, we had no outstanding balance and had available borrowings of $43,681 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,928. As of June 30, 2019, and through July 31, 2019, we had no outstanding balance and had available borrowings of $50,928 under our Japan Credit Facility.

Mortgage. As of June 30, 2019, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $31,358. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of June 30, 2019, and through July 31, 2019, we were in compliance with all debt covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for further information on our revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Net cash (used in) provided by operating activities	$(46,629)	$8,073	$(54,702)	(677.6)%
Net cash used in investing activities	(7,166)	(7,239)	73	1.0
Net cash used in financing activities	(32,752)	(10,637)	(22,115)	(207.9)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net loss, other cash receipts and expenditure adjustments, and changes in working capital. The increase in net cash used in operating activities during the three months ended June 30, 2019, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $61,445, partially offset by a positive net change in net loss after non-cash adjustments of $6,743. The changes in operating assets and liabilities were primarily due to net negative impacts for inventories, income taxes payable, and accrued expenses, partially offset by a net positive change in trade accounts receivable, net, trade accounts payable, and long-term liabilities.

Investing Activities. The decrease in net cash used in investing activities during the three months ended June 30, 2019, compared to the prior period, was primarily due to higher proceeds from sales of property and equipment, net.

Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2019, compared to the prior period, was primarily due to higher stock repurchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended June 30, 2019, there were no material changes to our contractual obligations and other commitments as reported in our 2019 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Refer to the section entitled "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for a summary of applicable key estimates and judgments.

There have been no material changes to our critical accounting policies since those reported in our 2019 Annual Report, with the exception of the adoption of the new lease standard, beginning April 1, 2019. Refer to the section entitled "Recent Accounting Pronouncements" within Note 1, “General,” and Note 7, “Leases and Other Commitments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on the impact of adoption of the new lease standard as well as related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather and wool. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. We presently rely on two tanneries to provide the majority of our sheepskin. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather may result in purchase obligations which are not recorded in our condensed consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our operating margins.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although the majority of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our financial positions that are denominated in currencies other than the subsidiaries’ functional currencies. We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recognized in OCI. Foreign currency exchange rate fluctuations affect our reported profits and can distort comparisons from year to year.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of June 30, 2019, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $3,000. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report for further information on our use of derivative contracts.

During the three months ended June 30, 2019 and through July 31, 2019, there were no factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities, would have resulted in no aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive loss as there were no outstanding borrowings under any of our revolving credit facilities during the three months ended June 30, 2019. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report, for further information on our revolving credit facilities.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

b) Internal Control over Financial Reporting

During the first quarter of fiscal year 2020, we updated our control framework for certain new internal controls and changes to certain existing internal controls related to the adoption of ASU No. 2016-02, as amended, otherwise known as the new lease standard, and related financial statement reporting and disclosure. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act, are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, with this Quarterly Report. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References in this Quarterly Report to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® by UGG (Koolaburra), and UGGpure® (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names in this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Although we are subject to legal proceedings and other disputes from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe the outcome of all pending legal proceedings and other disputes in the aggregate will not have a material adverse effect on our business, operating results, financial condition, or cash flows. However, regardless of the outcome, resolving legal proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including Part I, Item 1 in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” of our unaudited condensed consolidated financial statements and accompanying notes thereto and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors,” in Part I, Item 1A, of our 2019 Annual Report on Form 10-K (2019 Annual Report), as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the three months ended June 30, 2019, there were no material changes to the risks and uncertainties disclosed in our 2019 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase its common stock. Our stock repurchase programs do not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make share repurchases under these programs, as long as we do not exceed certain leverage ratios and no event of default has occurred under these arrangements. As of June 30, 2019, we were in compliance with these arrangements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended June 30, 2019:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase
May 1 - May 31, 2019	86,765	$151.33	$13,130	$337,082
June 1 - June 30, 2019	140,011	156.24	21,875	315,207

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to June 30, 2019 through July 31, 2019, we repurchased 84,330 shares for $13,200 at an average price of $156.53 per share, leaving the aggregate remaining approved stock repurchase amount at $302,007.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*10.1	Form of Stock Unit Award Agreement (2020 Time-Based RSU) under the 2015 Stock Incentive Plan
*10.2	Form of Stock Unit Award Agreement (2020 Performance-Based PSU) under the 2015 Stock Incentive Plan
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2019