Form 10-Q
period 2019-09-30
DECKERS OUTDOOR CORP
filed 2019-11-08
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019
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

As of the close of business on October 31, 2019, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 27,976,092.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2019

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2019 (Quarterly Report), and the information and documents incorporated by reference into this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference into this Quarterly Report, contain forward-looking statements relating to, among other things:

•	our business, operating, investing, capital allocation, marketing and financing strategies;

•	the impacts of our ongoing operational system upgrades;

•	the expansion of our brands and product offerings, and changes to the geographic and seasonal mix of our products;

•	changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies and our decision to exit the warehouse channel for the Sanuk brand;

•	changes in consumer tastes and preferences with respect to our brands and products, and the fashion industry in general;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and E-Commerce businesses;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expectations relating to the expansion of Direct-to-Consumer (DTC) capabilities;

•	the ongoing impacts from the implementation of our restructuring and operating profit improvement plans;

•	our consolidation of certain distribution center operations;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including operating leases and purchase obligations for product and raw materials;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact from adoption of recent accounting pronouncements; and

•	overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates and changes in fuel costs.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	September 30, 2019	March 31, 2019
ASSETS	(UNAUDITED)
Cash and cash equivalents	$177,673	$589,692
Trade accounts receivable, net of allowances ($13,540 and $18,824 as of September 30, 2019 and March 31, 2019, respectively)	334,601	178,602
Inventories, net of reserves ($10,949 and $9,723 as of September 30, 2019 and March 31, 2019, respectively)	558,875	278,842
Prepaid expenses	23,334	19,901
Other current assets	35,055	26,028
Income tax receivable	5,493	2,340
Total current assets	1,135,031	1,095,405

Property and equipment, net of accumulated depreciation ($250,885 and $235,939 as of September 30, 2019 and March 31, 2019, respectively)	212,323	213,796
Operating lease assets	227,988	—
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($73,061 and $71,186 as of September 30, 2019 and March 31, 2019, respectively)	49,284	51,494
Deferred tax assets, net	31,253	30,870
Other assets	21,790	21,651
Total assets	$1,691,659	$1,427,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$13,599	$603
Trade accounts payable	313,387	124,974
Accrued payroll	28,650	54,462
Operating lease liabilities	48,944	—
Other accrued expenses	40,213	47,963
Income taxes payable	13,947	19,283
Value added tax payable	7,107	3,239
Total current liabilities	465,847	250,524

Mortgage payable	30,592	30,901
Long-term operating lease liabilities	201,578	—
Income tax liability	62,180	60,616
Deferred rent obligations	—	21,107
Other long-term liabilities	15,158	18,928
Total long-term liabilities	309,508	131,552

Commitments and contingencies

Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,975 and 29,141 as of September 30, 2019 and March 31, 2019, respectively)	280	291
Additional paid-in capital	184,557	178,227
Retained earnings	756,264	889,266
Accumulated other comprehensive loss	(24,797)	(22,654)
Total stockholders' equity	916,304	1,045,130
Total liabilities and stockholders' equity	$1,691,659	$1,427,206

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$542,205	$501,913	$819,044	$752,507
Cost of sales	269,181	250,026	416,001	385,655
Gross profit	273,024	251,887	403,043	366,852
Selling, general and administrative expenses	175,893	161,475	337,329	315,854
Income from operations	97,131	90,412	65,714	50,998

Interest income	(1,530)	(814)	(4,396)	(2,400)
Interest expense	1,524	1,640	2,670	2,874
Other income, net	(86)	(189)	(178)	(200)
Total other (income) expense, net	(92)	637	(1,904)	274
Income before income taxes	97,223	89,775	67,618	50,724
Income tax expense	19,413	15,403	9,159	6,759
Net income	77,810	74,372	58,459	43,965

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	1,497	(1,197)	1,180	4,126
Foreign currency translation loss	(3,391)	(3,861)	(3,323)	(11,324)
Total other comprehensive loss	(1,894)	(5,058)	(2,143)	(7,198)
Comprehensive income	$75,916	$69,314	$56,316	$36,767

Net income per share
Basic	$2.73	$2.49	$2.03	$1.46
Diluted	$2.71	$2.48	$2.01	$1.45
Weighted-average common shares outstanding
Basic	28,483	29,849	28,785	30,134
Diluted	28,705	30,028	29,039	30,327

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock compensation expense	1	—	3,424	—	—	3,424
Shares issued upon vesting	4	—	—	—	—	—
Exercise of stock options	46	1	2,772	—	—	2,773
Cumulative adjustment from adoption of recent accounting pronouncements (refer to Note 1)	—	—	—	(1,069)	—	(1,069)
Shares withheld for taxes	—	—	(374)	—	—	(374)
Repurchases of common stock	(227)	(2)	—	(35,003)	—	(35,005)
Net loss	—	—	—	(19,351)	—	(19,351)
Total other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2019	28,965	290	184,049	833,843	(22,903)	995,279
Stock compensation expense	3	—	5,075	—	—	5,075
Shares issued upon vesting	73	1	617	—	—	618
Exercise of stock options	3	—	186	—	—	186
Shares withheld for taxes	—	—	(5,370)	—	—	(5,370)
Repurchases of common stock	(1,069)	(11)	—	(155,389)	—	(155,400)
Net income	—	—	—	77,810	—	77,810
Total other comprehensive loss	—	—	—	—	(1,894)	(1,894)
Balance, September 30, 2019	27,975	$280	$184,557	$756,264	$(24,797)	$916,304

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30, 2018
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779
Stock compensation expense	2	—	3,526	—	—	3,526
Shares issued upon vesting	6	—	—	—	—	—
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	720	—	720
Shares withheld for taxes	—	—	(328)	—	—	(328)
Repurchases of common stock	(86)	—	—	(9,999)	—	(9,999)
Net loss	—	—	—	(30,407)	—	(30,407)
Total other comprehensive loss	—	—	—	—	(2,140)	(2,140)
Balance, June 30, 2018	30,369	304	170,785	746,185	(15,123)	902,151
Stock compensation expense	2	—	3,926	—	—	3,926
Shares issued upon vesting	65	1	474	—	—	475
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(252)	—	(252)
Shares withheld for taxes	—	—	(4,091)	—	—	(4,091)
Repurchases of common stock	(1,065)	(11)	—	(124,725)	—	(124,736)
Net income	—	—	—	74,372	—	74,372
Total other comprehensive loss	—	—	—	—	(5,058)	(5,058)
Balance, September 30, 2018	29,371	$294	$171,094	$695,580	$(20,181)	$846,787

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)

	Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$58,459	$43,965
Reconciliation of net income to cash used in operating activities:
Depreciation, amortization and accretion	19,966	22,134
Loss on extinguishment of debt	—	445
Bad debt expense	976	2,394
Deferred tax benefit	(412)	(2,009)
Stock-based compensation	8,401	7,362
Employee stock purchase plan	96	90
Excess tax benefits from stock-based compensation	(2,004)	(1,336)
Loss (gain) on disposal of property and equipment	391	(94)
Impairment of intangible and other long-lived assets	123	—
Restructuring charges	—	295
Changes in operating assets and liabilities:
Trade accounts receivable, net	(156,975)	(158,883)
Inventories, net	(280,032)	(227,257)
Prepaid expenses and other current assets	(15,049)	(4,965)
Income tax receivable	(3,152)	445
Net operating lease assets and liabilities	(817)	—
Other assets	(139)	1,722
Trade accounts payable	188,413	183,638
Accrued expenses	(31,056)	(27,928)
Income taxes payable	(3,331)	1,921
Long-term liabilities	(14)	(2,675)
Net cash used in operating activities	(216,156)	(160,736)
INVESTING ACTIVITIES
Purchases of property and equipment	(14,944)	(14,091)
Proceeds from sale of property and equipment, net	240	68
Net cash used in investing activities	(14,704)	(14,023)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	29,463	108,001
Repayments of short-term borrowings	(16,000)	(37,000)
Debt issuance costs on short-term borrowings	—	(1,276)
Proceeds from issuance of stock for employee stock purchase plan	618	475
Proceeds from exercise of options	2,959	—
Repurchase of common stock	(190,405)	(134,735)
Cash paid for shares withheld for taxes	(5,744)	(4,590)
Repayment of mortgage principal	(294)	(279)
Net cash used in financing activities	(179,403)	(69,404)

Effect of foreign currency exchange rates on cash	(1,756)	(3,615)
Net change in cash and cash equivalents	(412,019)	(247,778)
Cash and cash equivalents at beginning of period	589,692	429,970
Cash and cash equivalents at end of period	$177,673	$182,192

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollar amounts in thousands)
(continued)

	Six Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $5,282 and $3,730, as of September 30, 2019 and 2018, respectively	$17,508	$8,682
Interest	1,118	2,272
Operating leases	30,093	—
Non-cash investing activities
Accrued for purchases of property and equipment	4,260	2,968
Accrued for asset retirement obligations	96	70

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company

Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. As part of its Omni-Channel platform, the Company's proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its retail stores and E‑Commerce websites. Independent third-party contractors manufacture all the Company's products. A significant part of the Company's business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to the variation in its results from quarter to quarter.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2019 and for the three and six months ended September 30, 2019 and 2018 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2019 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 30, 2019 (2019 Annual Report).

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

Significant areas requiring the use of management estimates relate to inventory write-downs, trade accounts receivable allowances, including variable consideration for net sales provided to customers, contract assets and liabilities, stock-based compensation, impairment assessments, goodwill and other intangible assets, depreciation and amortization, income tax receivables and liabilities, uncertain tax positions, the fair value of financial instruments, the reasonably certain lease term, lease classification, and the Company's incremental borrowing rate (IBR) utilized to discount its operating lease assets and liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
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

Recent Accounting Pronouncements

Recently Adopted. The Financial Accounting Standards Board (FASB) has issued Accounting Standard Updates (ASUs) that have been adopted by the Company for its annual and interim reporting periods as stated below. The following is a summary of each standard and the impact on the Company:

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

The adoption of the new lease standard did not materially affect the condensed consolidated statements of comprehensive income as the classification and recognition of lease cost did not materially change from legacy US GAAP. Similarly, it did not have a material impact on the Company's liquidity or on its debt covenant compliance under current agreements including its borrowing strategy subject to leverage ratios. However, it did result in additional disclosures and presentation changes to the condensed consolidated statement of cash flows, including supplemental cash flow disclosure, as well as expanded disclosures on existing and new lease commitments.

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
For the Three and Six Months Ended September 30, 2019 and 2018
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

However, the Company made a change in accounting policy with respect to ineffective hedges and elected not to exclude hedge components from the periodic assessment of hedge effectiveness. Under legacy US GAAP, these amounts were excluded from hedge effectiveness and therefore as a component of accumulated other comprehensive loss (AOCL), and immediately recognized in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. Under the new hedge standard, these gains or losses will now be recognized as a component of AOCL and will be reclassified to earnings in the condensed consolidated statements of comprehensive income in the same period or periods as the related net sales are recorded.

The comparative condensed consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented.

Refer to Note 9, “Derivative Instruments,” for further information on the Company's hedging instruments.

Not Yet Adopted. The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of each standard, planned adoption date, and the expected impact on the Company:

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
		Q1 FY 2021	The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
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

Q1 FY 2021
The Company is currently evaluating the impact on adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 2. Revenue Recognition

Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when the customer can direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. Components of variable consideration include estimated discounts, markdowns or chargebacks, and sales returns. Estimated variable consideration is included in the transaction price to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.

The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days.

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
Sales Returns. The following table provides activity during the six months ended September 30, 2019 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2019	$10,441	$(24,787)
Net additions to sales return allowance*	12,297	(37,604)
Actual returns	(14,763)	43,080
Balance, September 30, 2019	$7,975	$(19,311)

The following table provides activity during the six months ended September 30, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2018	$11,251	$(23,156)
Net additions to sales return allowance*	12,277	(38,098)
Actual returns	(14,650)	40,538
Balance, September 30, 2018	$8,878	$(20,716)

*Net additions to sales return allowance include provision for anticipated sales returns which consists of both contractual return rights and discretionary authorized returns.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel which allows customers to earn rewards from qualifying purchases or activities. As of September 30, 2019 and March 31, 2019, the Company's contract liability for loyalty programs was $5,170 and $5,171, respectively.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	September 30, 2019	March 31, 2019
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990

Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	51,646	51,981
Total gross carrying amount	106,891	107,226
Accumulated amortization	(73,061)	(71,186)
Net definite-lived intangible assets	33,830	36,040
Total other intangible assets, net	49,284	51,494
Total	$63,274	$65,484

Amortization Expense

Aggregate amortization expense for amortizable intangible assets during the six months ended September 30, 2019 and 2018 was $2,201 and $3,400, respectively. A reconciliation of the changes in total other intangible assets, net, recorded in the condensed consolidated balance sheets is as follows:

Balance, March 31, 2019	$51,494
Amortization expense	(2,201)
Foreign currency translation net loss	(9)
Balance, September 30, 2019	$49,284

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
For the Three and Six Months Ended September 30, 2019 and 2018
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

The assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets were as follows:

		Measured Using
	September 30, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,332	$7,332	$—	$—
Non-qualified deferred compensation liability	(4,380)	(4,380)	—	—
Designated Derivative Contracts asset	1,557	—	1,557	—
Non-Designated Derivative Contracts asset	317	—	317	—
Non-Designated Derivative Contracts liability	(172)	—	(172)	—

		Measured Using
	March 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,300	$7,300	$—	$—
Non-qualified deferred compensation liability	(4,447)	(4,447)	—	—

The Company sponsors a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this program, with the assets invested in Company-owned life insurance policies. As of September 30, 2019, the non-qualified deferred compensation asset of $7,332 was recorded in other long-term assets in the condensed consolidated balance sheets. As of September 30, 2019, the non-qualified deferred compensation liability of $4,380 was recorded in the condensed consolidated balance sheets, with $988 in other accrued expenses and $3,392 in other long-term liabilities.

The Level 2 inputs consist of forward spot rates at the end of the applicable reporting period. The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 9, “Derivative Instruments,” for further information, including definitions of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.

Note 5. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$19,413	$15,403	$9,159	$6,759
Effective income tax rate	20.0%	17.2%	13.5%	13.3%

The tax provisions for the three and six months ended September 30, 2019 and 2018 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

During the three months ended September 30, 2019, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, as well as an increase in net discrete tax expenses, primarily driven by favorable return to provision differences in the prior period. During the six months ended September 30, 2019, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, partially offset by a net discrete tax benefit, primarily driven by the favorable settlement of a state income tax audit recorded during the current period.

Due to the enactment of the Tax Cuts and Jobs Act (Tax Reform Act) in December 2017, the Company is subject to US taxation of its foreign subsidiary earnings considered global intangible low-taxed income, as well as limitations on the deductibility of executive compensation, which are included in income tax expense in the condensed consolidated statements of comprehensive income for the periods presented above. The Company continues to evaluate new guidance and legislation as it is issued.

Unrecognized Tax Benefits. During the six months ended September 30, 2019, the amount of gross unrecognized tax benefits and associated penalties and interest increased by $2,700 to $16,098, primarily related to state income tax reserves recorded in income tax liability in the condensed consolidated balance sheets.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company entered into a credit agreement that provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of September 30, 2019, the effective interest rates for US dollar LIBOR and ABR, with relevant spreads for borrowings made during the reporting period, were 3.14% and 5.13%, respectively.

During the six months ended September 30, 2019, the Company borrowed and repaid $16,000 under the Primary Credit Facility. As of September 30, 2019, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of September 30, 2019, available borrowings under the Primary Credit Facility were $399,451. Subsequent to September 30, 2019 through October 31, 2019, the Company borrowed $34,000 and made $25,000 of repayments under the Primary Credit Facility. At October 31, 2019, the Company had an outstanding balance of $9,000, outstanding letters of credit of $549, and had available borrowings of $390,451 under the Primary Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD, a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $42,012, with an overdraft facility sublimit of CNY 100,000, or $14,004.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of September 30, 2019, the effective interest rate was 4.20%.

During the six months ended September 30, 2019, the Company borrowed $12,981 and made no repayments under the China Credit Facility. As of September 30, 2019, the Company had an outstanding balance of $12,981, outstanding bank guarantees of $28, and available borrowings of $29,003 under the China Credit Facility. Subsequent

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

to September 30, 2019 through October 31, 2019, the Company borrowed $5,874, had an outstanding balance of $18,855, outstanding bank guarantees of $28, and had available borrowings of approximately $23,129 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,928, for a maximum term of six months for each draw on the facility.

The Japan Credit Facility renews annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2020. Interest is based on the Tokyo Interbank Offered Rate (TIBOR), plus 0.40%. As of September 30, 2019, the effective interest rate was 0.48%.

During the six months ended September 30, 2019, the Company made no borrowings or repayments under the Japan Credit Facility. As of September 30, 2019, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $50,928. Subsequent to September 30, 2019 through October 31, 2019, the Company made no additional borrowings, had no outstanding balance, and had available borrowings of approximately $50,928 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of September 30, 2019, the outstanding principal balance under the mortgage was $31,210, which includes $618 in short-term borrowings and $30,592 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of September 30, 2019, and through October 31, 2019, the Company was in compliance with all debt covenants under its revolving credit facilities and mortgage.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility and Japan Credit Facility were translated into US dollars using applicable foreign currency exchange spot rates in effect as of September 30, 2019. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts recorded in the condensed consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the condensed consolidated balance sheets.

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
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Operating lease assets and liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the condensed consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by the Company's options to extend (or not to terminate) the lease that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

Operating lease assets are initially measured at cost, which comprises the initial amount of the associated lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances.

Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus or minus any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term in SG&A expenses in the condensed consolidated statements of comprehensive income. Lease payments recognized in the operating lease liability are (1) fixed payments, including in-substance fixed payments, owed over the lease term, as well as fixed rate increases and (2) exclude any lease prepayments as of the period presented.

Operating lease assets and liabilities are presented separately in the condensed consolidated balance sheets. The current portion of operating lease liabilities is presented within current liabilities, while the long-term portion is presented separately as long-term operating lease liabilities.

Certain leases require additional payments based on (1) actual or forecasted sales volume (either monthly or annually), (2) reimbursement for real estate taxes (tax), (3) common area maintenance (CAM), and (4) insurance (collectively, variable lease payments). Variable lease payments are generally excluded from operating lease assets and liabilities and are recognized in rent expense and recorded as a component of SG&A expenses in the condensed consolidated statements of comprehensive income. Some leases are dependent upon forecasted annual sales volume, and lease payments are recognized on a straight-line basis as rent expense over each annual period when the achievement of the related sales target is reasonably likely to occur. Other variable lease payments, such as tax, CAM and insurance, are recognized in rent expense as incurred. Some leases contain one fixed lease payment that include variable lease payments, which are considered non-lease components. The Company has elected to account for these instances as a single lease component and the total of these fixed payments is used to measure the operating lease assets and lease liabilities.

The Company has elected not to recognize operating lease assets and lease liabilities for short-term leases, which are defined as those operating leases with a term of 12 months or less. Instead, lease payments for short-term leases are recognized on a straight-line basis over the lease term in rent expense and recorded as a component of SG&A expenses in the condensed consolidated statements of comprehensive income.

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its IBR. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not currently borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its noncollateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Remeasurements. The Company monitors for events that require a change in estimates for its operating lease assets and liabilities, such as modifications to the terms of the contract, including the lease term. When a change in estimates results in the remeasurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset.

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

Rent Expense. The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating	$14,455	$28,702
Variable	6,135	11,589
Short-term	718	1,260
Total	$21,308	$41,551

The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive income under legacy US GAAP were as follows:

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Minimum rentals	$15,350	$30,150
Contingent rentals	1,733	2,938
Total	$17,083	$33,088

Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of September 30, 2019 under the new lease standard, with a reconciliation to the present value of operating lease liabilities recorded in the condensed consolidated balance sheets, were as follows:

Years Ending March 31,	Amount
2020	$25,908
2021	51,849
2022	43,816
2023	38,797
2024	33,990
Thereafter	84,744
Total undiscounted future lease payments	279,104
Less: Imputed interest	(28,582)
Total	$250,522

Operating lease liabilities recorded in the condensed consolidated balance sheets exclude $38,977 of legally binding undiscounted minimum lease payments due pursuant to a lease signed but not yet commenced for a new flagship store location that will replace an existing flagship store during the fiscal year ending March 31, 2021.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Future minimum commitments under operating lease contracts as of March 31, 2019 under legacy US GAAP were as follows:

Years Ending March 31,	Amount
2020	$53,015
2021	47,803
2022	40,629
2023	35,915
2024	31,329
Thereafter	81,746
Total	$290,437

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and liabilities that are outstanding and presented in the condensed consolidated balance sheets are as follows:

September 30, 2019
Weighted-average remaining lease term in years	6.4
Weighted-average discount rate	3.3%

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$11,715	$28,137
Reductions to operating lease assets resulting from reductions to lease liabilities*	(2,120)	(4,669)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Other Commitments

During the six months ended September 30, 2019, there were no material changes outside the ordinary course of business to the obligations reported in the 2019 Annual Report with respect to (1) purchase obligations for product; (2) purchase obligations for commodities; (3) future capital expenditures, commitments under service contracts, or contractual requirements to pay promotional expenses; and (4) legal proceedings.

Note 8. Stock Compensation

The Company grants various types of stock-based compensation under the 2006 Equity Incentive Plan, as amended, and the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) to key employees and certain executive officers, and long-term incentive plan (LTIP) awards to certain officers. During the six months ended September 30, 2019, except for the grant activity summarized below, no awards were granted under these plans. Refer to the 2019 Annual Report for further information on previously granted awards under these plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Annual Awards

The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Six Months Ended September 30,
	2019		2018
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	38,307	$173.65	59,235	$115.65
Annual PSUs	19,938	174.36	31,320	116.34
Total	58,245	$173.89	90,555	$115.89

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs vest in equal annual installments over three years following the date of grant. The Annual PSUs are earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. As of September 30, 2019, the Company estimates that the target performance criteria related to the Annual PSUs for the fiscal year ending March 31, 2020 will be achieved. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of September 30, 2019 was $13,593.

Subsequent to September 30, 2019 through October 31, 2019, the Company granted no material Annual RSUs and no Annual PSUs.

Long-Term Incentive Plan Awards

In September 2019, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2020 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2020 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2022 (Measurement Period) and incorporates a relative total shareholder return (TSR) modifier for the 36-month performance period commencing on April 1, 2019 and ending March 31, 2022 (Performance Period). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2020 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2020 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Period, the vesting of each 2020 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Period. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Period.

The Company granted awards at the target performance level of 38,174 2020 LTIP PSUs during the three months ended September 30, 2019. The grant date fair value of these 2020 LTIP PSUs was $146.96 per share. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for these awards was probable as of the grant date.

Future unrecognized stock-based compensation expense for all LTIP PSUs outstanding as of September 30, 2019, including the LTIP PSUs for the fiscal year ended March 31, 2019 and the 2020 LTIP PSUs, was $10,147.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 9. Derivative Instruments

The Company may enter into foreign currency forward or option contracts (derivative contracts). Certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recognized as a component of AOCL and are reclassified to earnings in the condensed consolidated statements of comprehensive income in the same period or periods as the related net sales are recorded. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in other comprehensive income or loss (OCI) related to the hedging relationship are immediately recorded in earnings in the condensed consolidated statements of comprehensive income.

As of September 30, 2019, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$48,528	$42,825	$91,353
Fair value recorded in other current assets	1,557	317	1,874
Fair value recorded in other accrued expenses	—	(172)	(172)

As of March 31, 2019, the Company had no outstanding derivative contracts.

As of September 30, 2019, the Company's outstanding derivative contracts were held by a total of six counterparties, all with various maturity dates within the next six months.

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amount of gain recognized in OCI	$2,190	$588	$1,773	$7,358
Amount of gain reclassified from AOCL into net sales	216	2,166	216	2,166
Amount of gain excluded from effectiveness testing recognized in SG&A expenses*	—	634	—	1,480

*Amounts presented for the three and six months ended September 30, 2018 were recognized under legacy US GAAP. Beginning April 1, 2019, under the new hedging standard, these amounts are now recognized as a component of AOCL and were reclassified into earnings during the three and six months ended September 30, 2019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Amounts of income tax effects recorded in the condensed consolidated statements of comprehensive income for changes in AOCL for unrealized gains or losses for Designated Derivative Contracts were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$477	$(381)	$377	$1,066

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amount of gain recognized in SG&A expenses	$502	$250	$146	$737

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2019, the amount of unrealized gains on derivative contracts recognized in AOCL is expected to be reclassified into income within the next nine months. Refer to Note 10, “Stockholders' Equity,” for further information.

Subsequent to September 30, 2019 through October 31, 2019, the Company entered into a Non-Designated Derivative Contract with a notional value totaling $6,427, which is expected to mature over the next two months, and no additional Designated Derivative Contracts. As of October 31, 2019, the Company’s outstanding hedging contracts were held by an aggregate of six counterparties.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase its common stock. The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of September 30, 2019, the aggregate remaining approved amount under the Company's stock repurchase programs was $159,807.

Stock repurchase activity under these programs for the six months ended September 30, 2019 was as follows:

Total number of shares repurchased*	1,296,201
Average price paid per share	$146.89
Dollar value of shares repurchased	$190,405

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to September 30, 2019 through October 31, 2019, the Company made no share repurchases, leaving the aggregate remaining approved amount under the Company's stock repurchase programs at $159,807.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, were as follows:

	September 30, 2019	March 31, 2019
Unrealized gain on cash flow hedges	$1,180	$—
Cumulative foreign currency translation loss	(25,977)	(22,654)
Total	$(24,797)	$(22,654)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic	28,483,000	29,849,000	28,785,000	30,134,000
Dilutive effect of equity awards	222,000	179,000	254,000	193,000
Diluted	28,705,000	30,028,000	29,039,000	30,327,000

Excluded*
Annual RSUs and Annual PSUs	54,000	29,000	52,000	55,000
LTIP PSUs	153,000	84,000	153,000	84,000
LTIP NQSOs	170,000	377,000	170,000	377,000
Deferred Non-Employee Director Equity Awards	—	—	—	1,000

*The equity awards excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards with performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures. Refer to Note 8, “Stock Compensation,” for further information.

Note 12. Reportable Operating Segments

The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC.

Information reported to the Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer (PEO), is organized into these reportable operating segments and is consistent with how the CODM evaluates the Company's performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments.

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales
UGG brand wholesale	$332,020	$319,589	$417,420	$400,942
HOKA brand wholesale	60,959	43,561	124,965	83,515
Teva brand wholesale	17,091	15,878	47,922	49,074
Sanuk brand wholesale	8,166	10,933	22,773	31,436
Other brands wholesale	25,282	18,064	27,009	20,701
Direct-to-Consumer	98,687	93,888	178,955	166,839
Total	$542,205	$501,913	$819,044	$752,507

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from operations
UGG brand wholesale	$135,663	$134,029	$145,104	$139,898
HOKA brand wholesale	14,054	8,170	25,412	13,898
Teva brand wholesale	3,523	1,847	11,839	9,911
Sanuk brand wholesale	238	291	2,173	4,491
Other brands wholesale	6,958	5,287	7,090	5,637
Direct-to-Consumer	2,935	2,975	(1,637)	(4,449)
Unallocated overhead costs	(66,240)	(62,187)	(124,267)	(118,388)
Total	$97,131	$90,412	$65,714	$50,998

Assets allocated to each reportable operating segment include trade accounts receivable, net, inventories, net, property and equipment, net, operating lease assets, goodwill, other intangible assets, net, and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net, and various other corporate assets shared by the Company's reportable operating segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, were as follows:

	September 30, 2019	March 31, 2019
Assets
UGG brand wholesale	$691,484	$240,411
HOKA brand wholesale	84,589	94,157
Teva brand wholesale	39,521	76,370
Sanuk brand wholesale	44,534	71,285
Other brands wholesale	65,479	14,618
Direct-to-Consumer	240,048	95,501
Total assets from reportable operating segments	1,165,655	592,342
Unallocated cash and cash equivalents	177,673	589,692
Unallocated deferred tax assets, net	31,253	30,870
Unallocated other corporate assets	317,078	214,302
Total	$1,691,659	$1,427,206

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
International net sales	$184,234	$190,320	$293,778	$299,207
% of net sales	34.0%	37.9%	35.9%	39.8%
Net sales in foreign currencies	$159,059	$162,587	$218,416	$227,013
% of net sales	29.3%	32.4%	26.7%	30.2%
Ten largest customers as % of net sales	36.6%	36.6%	30.4%	31.6%

For the three and six months ended September 30, 2019 and 2018, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's total net sales during the three and six months ended September 30, 2019 and 2018.

The Company sells its products to customers for trade accounts receivable and, as of September 30, 2019, had one customer that represented 11.8% of trade accounts receivable, net, compared to no customers that exceeded 10.0% of trade accounts receivable, net as of March 31, 2019. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company's sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The supply of sheepskin can be adversely impacted by weather patterns, harvesting decisions, incidents of disease, and the price of other commodities, such as wool and leather. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

consumer preferences, and changes in discretionary spending. In an effort to partially reduce its dependency on sheepskin, the Company began using a proprietary raw material, UGGpure, which is a re-purposed wool woven into a durable backing, in some of its UGG brand products. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily from Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, foreign currency exchange rate fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability.

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, were as follows:

	September 30, 2019	March 31, 2019
US	$196,598	$196,702
Foreign*	15,725	17,094
Total	$212,323	$213,796

*No single foreign country’s net property and equipment comprised 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2019 and March 31, 2019.

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

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under our five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe our products are distinctive and appeal broadly to women, men, and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our retail stores and E-Commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and by offering products tailored to a variety of activities, seasons, and demographic groups. All our products are currently manufactured by independent third-party contractors.

Trends Impacting our Overall Business

Our business and the industry in which we operate continue to be impacted by several important trends:

•
The overall scope and shape of our brand portfolio is evolving, especially as we continue to experience a high rate of net sales growth within the HOKA brand and as net sales within this brand continue to comprise a greater proportion of our aggregate net sales. Within the UGG brand, we have achieved a strategic reduction in our reliance on sales of products within the core Classics franchise, as we have experienced increased sales across other UGG brand product offerings, including non-core Women's spring and summer lines, as well as Men's lines. We expect each of these trends will continue in the future, which will have a corresponding impact on the diversity and reach of our brands.

•
Sales of our products within our brand portfolio are highly seasonal and are sensitive to weather conditions, which are largely unpredictable and beyond our control. In an ongoing and strategic effort to reduce the impact of seasonality on our results of operations, we continue to introduce counter-seasonal products across our brands. In particular, the significant growth of the HOKA brand's year-round performance product offerings as a percentage of our aggregate net sales has had a meaningful positive impact on our seasonality trends. In addition, the UGG brand continues to experience success through the introduction of products within the Women's spring and summer lines. However, while we will continue to focus on reducing the impact of seasonality through innovation and the expansion of our product offerings, and by continuing to adjust product mix within our brand portfolios, given the historical and projected magnitude of net sales within the UGG brand relative to our other brands, the effect of favorable or unfavorable weather on our aggregate net sales and operating results may continue to be significant.

•
There has been a meaningful shift in the way consumers shop for products and make purchasing decisions, and these consumer trends and behaviors continue to evolve. For example, the traditional retail industry is experiencing prolonged decreases in consumer traffic as customers continue to migrate to online shopping that is being fueled by technology, resulting in a shrinking retail footprint. This shift is positively impacting the performance of our E-Commerce business, while creating challenges and headwinds for our traditional retail business and the businesses of our key customers. As a result, we expect our E-Commerce business will continue to be a driver of long-term growth, although we expect the year-over-year percentage growth rate will decline over time as the size of our E-Commerce business increases. Further, we believe that our traditional retail business will continue to be an important component of our DTC business and we expect to continue to seek opportunities to optimize our retail store fleet, which may cause our operating expenses to fluctuate from period to period.

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

•
During the fiscal year ended March 31, 2019, we implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and close-outs on our sales and gross margins, and increasing full-priced selling across our product offerings. We plan to continue this strategic management of the US marketplace in future seasons and, similarly, we have just begun to implement a multi-year strategy in Europe during fiscal year 2020.

•
We continue to strategically assess our distribution positioning across our entire brand portfolio. For example, we regularly review the UGG brand distribution channels globally and recently announced our decision to exit the warehouse channel for the Sanuk brand. We will continue to assess the impact that our distribution channels have on the overall strength and financial performance of our brands.

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

UGG Brand. The UGG brand is one of the most iconic and recognized brands in our industry which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that appeals to women, men, and children.

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to consistently delivering quality and luxuriously comfortable footwear, apparel, and accessories; and

•	Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's, apparel, and accessories.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. While the HOKA products were originally designed for ultra-runners, we believe they now appeal to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth. We are also beginning product extensions in trail and fitness.

We believe demand for HOKA brand products will continue to be driven by the following:

•	Leading product innovation and key franchise management;

•	Increased brand awareness through enhanced marketing activations; and

•	Category extensions in authentic performance footwear offerings.

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

Other Brands. Other brands currently consist of the Koolaburra by UGG brand and a discontinued brand during the prior period presented. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering.

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

As of September 30, 2019, we had a total of 151 global retail stores, which includes 83 concept stores and 68 outlet stores. Generally, we open retail store locations during the second or third quarters of each fiscal year and consider closures of retail stores during the third or fourth quarters of each fiscal year. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below.

Flagship Stores. Included in the total count of global concept stores are nine UGG brand flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase the UGG brand products. Primarily located in major tourist locations, these stores are typically larger with broader product offerings and greater traffic than our general concept stores. The net sales for these stores are recorded in our DTC reportable operating segment.

Concession Stores. Included in the total count of global concept stores are ten concession stores, defined as concept stores that are operated by us within a department or other store, which we lease from the store owner by paying a percentage of concession store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

Partner Retail Stores. In certain international markets, such as China, we rely on partner retail stores for the UGG brand and Sanuk brand. Partner retail stores are branded stores that are wholly-owned and operated by third-parties and not included in the total count of global retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in either the UGG brand or Sanuk brand wholesale reportable operating segments, as applicable.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2019, we operated our E-Commerce business through an aggregate of 28 company-owned websites and mobile platforms in ten different countries.

Use of Non-GAAP Measures

Constant Currency. In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements. We believe evaluating certain financial and operating measures on a constant currency basis is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP.

Comparable DTC Sales. We report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting period, and we may adjust prior reporting periods to conform to current year accounting policies. There may be variations in the way we calculate comparable DTC sales as compared to some of our competitors and other companies. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be directly comparable to similar data made available by our competitors or other companies.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of net sales within the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles and grow the year-round net sales of the HOKA brand as a percentage of our aggregate net sales, we expect the seasonality trends that have resulted in significant variations in our net sales from quarter to quarter to decrease over time.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. The following table summarizes our results of operations for the period presented:

	Three Months Ended September 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$542,205	100.0%	$501,913	100.0%	$40,292	8.0%
Cost of sales	269,181	49.6	250,026	49.8	(19,155)	(7.7)
Gross profit	273,024	50.4	251,887	50.2	21,137	8.4
Selling, general and administrative expenses	175,893	32.4	161,475	32.2	(14,418)	(8.9)
Income from operations	97,131	18.0	90,412	18.0	6,719	7.4
Other (income) expense, net	(92)	—	637	0.1	729	114.4
Income before income taxes	97,223	18.0	89,775	17.9	7,448	8.3
Income tax expense	19,413	3.6	15,403	3.1	(4,010)	(26.0)
Net income	$77,810	14.4%	$74,372	14.8%	$3,438	4.6%

Net income per share
Basic	$2.73		$2.49		$0.24
Diluted	$2.71		$2.48		$0.23

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$357,971	$311,593	$46,378	14.9%
International	184,234	190,320	(6,086)	(3.2)
Total	$542,205	$501,913	$40,292	8.0%

Net sales by brand and channel
UGG brand
Wholesale	$332,020	$319,589	$12,431	3.9%
Direct-to-Consumer	72,856	76,745	(3,889)	(5.1)
Total	404,876	396,334	8,542	2.2
HOKA brand
Wholesale	60,959	43,561	17,398	39.9
Direct-to-Consumer	17,150	8,533	8,617	101.0
Total	78,109	52,094	26,015	49.9
Teva brand
Wholesale	17,091	15,878	1,213	7.6
Direct-to-Consumer	5,907	5,671	236	4.2
Total	22,998	21,549	1,449	6.7
Sanuk brand
Wholesale	8,166	10,933	(2,767)	(25.3)
Direct-to-Consumer	2,538	2,863	(325)	(11.4)
Total	10,704	13,796	(3,092)	(22.4)
Other brands
Wholesale	25,282	18,064	7,218	40.0
Direct-to-Consumer	236	76	160	210.5
Total	25,518	18,140	7,378	40.7
Total	$542,205	$501,913	$40,292	8.0%

Total Wholesale	$443,518	$408,025	$35,493	8.7%
Total Direct-to-Consumer	98,687	93,888	4,799	5.1
Total	$542,205	$501,913	$40,292	8.0%

Total net sales increased primarily due to higher HOKA, UGG, and Other brands wholesale sales, as well as total DTC sales. Further, we experienced an increase of 3.4% in total volume of pairs sold to 9,200 compared to 8,900 during the prior period. On a constant currency basis, net sales increased by 9.5% compared to the prior period. Drivers for significant changes in net sales are set forth below.

•
Wholesale net sales of the HOKA brand increased due to continued global growth through new customer acquisitions, as well as higher sales driven by key franchise updates, including Bondi and Clifton, and new product launches, including Rincon and Carbon X.

•
Wholesale net sales of the UGG brand increased primarily due to domestic growth driven by sell-in of fall and winter product, as well as continued growth of the Fluff Yeah collection, partially offset by softness in international sales. On a constant currency basis, wholesale net sales of the UGG brand increased by 5.8%, compared to the prior period.

•	Wholesale net sales of the Other brands increased primarily due to continued sales growth and customer penetration in US family value wholesale accounts for the Koolaburra brand.

•
DTC net sales increased primarily due to sales growth driven by key franchise updates and new product launches for the HOKA brand, as discussed above, partially offset by lower UGG brand global sales, which includes the impact of net retail closures period over period. Comparable DTC net sales for the 13 weeks ended September 30, 2019 increased by 7.2%, compared to the same prior period. The increase was primarily due to domestic growth in the E-Commerce business for the HOKA and UGG brands.

•
International sales, which are included in the reportable operating segment sales presented above, decreased by 3.2%, compared to the prior period. International sales represented 34.0% and 37.9% of total net sales for the three months ended September 30, 2019 and 2018, respectively. The decrease in international sales was primarily due to lower sales for the UGG brand in Europe and Asia, partially offset by higher sales for the HOKA brand in the same regions.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 50.4% from 50.2% compared to the prior period, due to favorable brand mix and rate expansion for the HOKA brand and higher product margins on closeouts, partially offset by unfavorable changes in foreign currency exchange rates and higher wholesale channel mix as a percentage of total sales.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	increased advertising and promotion expenses of $7,403, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands;

•	increased other operating expenses of $2,618, primarily due to higher professional, consulting, and travel expenses;

•	increased foreign currency-related losses of $1,891, primarily driven by unfavorable changes in foreign currency exchange rates for Asian and European currencies;

•	increased variable selling expenses of $1,669, including warehousing costs and transaction fees, primarily due to higher E-Commerce sales;

•	increased expense for reserves for trade accounts receivable allowances of $1,415; and

•	decreased depreciation and amortization expenses of $596, due to certain property and equipment and intangible assets being fully amortized during the current period.

Income from Operations. Income (loss) from operations by reportable operating segment were as follows:

	Three Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$135,663	$134,029	$1,634	1.2%
HOKA brand wholesale	14,054	8,170	5,884	72.0
Teva brand wholesale	3,523	1,847	1,676	90.7
Sanuk brand wholesale	238	291	(53)	(18.2)
Other brands wholesale	6,958	5,287	1,671	31.6
Direct-to-Consumer	2,935	2,975	(40)	(1.3)
Unallocated overhead costs	(66,240)	(62,187)	(4,053)	(6.5)
Total	$97,131	$90,412	$6,719	7.4%

The increase in income from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses. Drivers for significant net changes in income (loss) from operations are set forth below.

•
The increase in income from operations of HOKA brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher marketing and variable selling expenses.

•	The increase in income from operations of UGG brand wholesale was due to higher sales, partially offset by lower gross margins and higher SG&A expenses, primarily driven by higher marketing expenses.

•	The increase in income from operations of Teva and Other brands wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses.

•
The increase in unallocated overhead costs was primarily due to higher foreign currency-related losses driven by unfavorable changes in foreign currency exchange rates for Asian and European currencies, as well as higher professional and consulting expenses, partially offset by lower net warehouse costs due the consolidation of our distribution centers.

Other (Income) Expense, Net. The increase in total other (income) expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields on higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2019	2018
Income tax expense	$19,413	$15,403
Effective income tax rate	20.0%	17.2%

The increase in our effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, as well as an increase in net discrete tax expenses, primarily driven by favorable return to provision differences in the prior period.

Foreign income before income taxes was $46,002 and $50,585 and worldwide income before income taxes was $97,223 and $89,775 during the three months ended September 30, 2019 and 2018, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to a decrease in foreign sales and margin, as well as an increase in foreign operating expense as a percentage of worldwide sales.

Refer to the section entitled “Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018" within this Part I, Item 2, for further details on our pre-tax earnings and effective income tax rate for the fiscal year ending March 31, 2020.

Net Income. Net income increased, compared to the prior period, primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases during the period.

Other Comprehensive Loss. Other comprehensive loss decreased, compared to the prior period, primarily due to higher unrealized gains on cash flow hedges.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018. The following table summarizes our results of operations:

	Six Months Ended September 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$819,044	100.0%	$752,507	100.0%	$66,537	8.8%
Cost of sales	416,001	50.8	385,655	51.2	(30,346)	(7.9)
Gross profit	403,043	49.2	366,852	48.8	36,191	9.9
Selling, general and administrative expenses	337,329	41.2	315,854	42.0	(21,475)	(6.8)
Income from operations	65,714	8.0	50,998	6.8	14,716	28.9
Other (income) expense, net	(1,904)	(0.3)	274	0.1	2,178	794.9
Income before income taxes	67,618	8.3	50,724	6.7	16,894	33.3
Income tax expense	9,159	1.2	6,759	0.9	(2,400)	(35.5)
Net income	$58,459	7.1%	$43,965	5.8%	$14,494	33.0%

Net income per share
Basic	$2.03		$1.46		$0.57
Diluted	$2.01		$1.45		$0.56

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Six Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$525,266	$453,300	$71,966	15.9%
International	293,778	299,207	(5,429)	(1.8)
Total	$819,044	$752,507	$66,537	8.8%

Net sales by brand and channel
UGG brand
Wholesale	$417,420	$400,942	$16,478	4.1%
Direct-to-Consumer	125,986	131,863	(5,877)	(4.5)
Total	543,406	532,805	10,601	2.0
HOKA brand
Wholesale	124,965	83,515	41,450	49.6
Direct-to-Consumer	32,668	15,583	17,085	109.6
Total	157,633	99,098	58,535	59.1
Teva brand
Wholesale	47,922	49,074	(1,152)	(2.3)
Direct-to-Consumer	13,360	12,476	884	7.1
Total	61,282	61,550	(268)	(0.4)
Sanuk brand
Wholesale	22,773	31,436	(8,663)	(27.6)
Direct-to-Consumer	6,629	6,798	(169)	(2.5)
Total	29,402	38,234	(8,832)	(23.1)

	Six Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	27,009	20,701	6,308	30.5
Direct-to-Consumer	312	119	193	162.2
Total	27,321	20,820	6,501	31.2
Total	$819,044	$752,507	$66,537	8.8%

Total Wholesale	$640,089	$585,668	$54,421	9.3%
Total Direct-to-Consumer	178,955	166,839	12,116	7.3
Total	$819,044	$752,507	$66,537	8.8%

Total net sales increased primarily due to higher HOKA, UGG, and Other brands wholesale sales, as well as higher DTC sales, partially offset by lower Sanuk brand wholesale sales. Further, we experienced an increase of 4.8% in total volume of pairs sold to 15,300 compared to 14,600 during the prior period. On a constant currency basis, net sales increased by 10.2%, compared to the prior period. Drivers for significant changes in net sales are set forth below.

•
Wholesale net sales of the HOKA brand increased due to continued global growth through new customer acquisitions, as well as higher sales driven by key franchise updates, including Clifton and Bondi, and new product launches, including Rincon and Carbon X.

•
Wholesale net sales of the UGG brand increased primarily due to domestic growth driven by our spring and summer product offerings, as well as sell-in of fall and winter product, including continued growth of the Fluff Yeah collection, partially offset by softness in international sales. On a constant currency basis, wholesale net sales of the UGG brand increased by 5.9%, compared to the prior period.

•
Wholesale net sales of the Sanuk brand decreased due to lower performance within US surf specialty wholesale accounts and lower international sales resulting from our continued strategic focus on US markets.

•	Wholesale net sales of the Other brands increased primarily due to continued sales growth and customer penetration in US family value wholesale accounts for the Koolaburra brand.

•
DTC net sales increased primarily due to sales growth driven by key franchise updates and new product launches for the HOKA brand, as discussed above, as well as domestic growth for the UGG brand, partially offset by lower UGG brand international sales. Comparable DTC net sales for the 26 weeks ended September 30, 2019 increased by 11.3%, compared to the same prior period. The increase was primarily due to growth in the E-Commerce business globally for the HOKA brand and domestically for the UGG brand.

•
International net sales, which are included in the reportable operating segment net sales presented above, decreased by 1.8%, compared to the prior period. International net sales represented 35.9% and 39.8% of total net sales for the six months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower net sales for the UGG brand in Europe and Asia, partially offset by higher net sales for the HOKA brand in the same regions.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 49.2% from 48.8%, compared to the prior period, due to favorable brand mix and rate expansion for the HOKA brand and fewer UGG brand closeout sales and overall higher product margins on closeouts, partially offset by unfavorable changes in foreign currency exchange rates and a higher wholesale channel mix as a percentage of total sales.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	increased advertising and promotion expenses of $12,962, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands;

•	increased other operating expenses of $7,171, primarily due to higher professional, consulting, and travel expenses;

•	increased variable selling expenses of $1,919, including warehousing costs and transaction fees, primarily due to higher E-Commerce sales;

•	increased expense for reserves for trade accounts receivable of $801; and

•
decreased depreciation and amortization expenses of $1,661, primarily due to certain property and equipment and intangible assets being fully amortized during the current period and retail store-related impairments recorded in the prior period.

Income from Operations. Income (loss) from operations by reportable operating segment were as follows:

	Six Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$145,104	$139,898	$5,206	3.7%
HOKA brand wholesale	25,412	13,898	11,514	82.8
Teva brand wholesale	11,839	9,911	1,928	19.5
Sanuk brand wholesale	2,173	4,491	(2,318)	(51.6)
Other brands wholesale	7,090	5,637	1,453	25.8
Direct-to-Consumer	(1,637)	(4,449)	2,812	63.2
Unallocated overhead costs	(124,267)	(118,388)	(5,879)	(5.0)
Total	$65,714	$50,998	$14,716	28.9%

The increase in total income from operations, compared to the prior period, was due to higher sales at higher gross margins, partially offset by higher overall SG&A expenses. Drivers for significant net changes in income (loss) from operations are set forth below.

•
The increase in income from operations of HOKA brand wholesale was due to higher sales at higher gross margins, partially offset by higher SG&A expenses, primarily driven by higher marketing and variable selling expenses.

•	The increase in income from operations of UGG brand wholesale was due to higher sales, partially offset by higher SG&A expenses, primarily driven by higher marketing expenses.

•
The decrease in income from operations of Sanuk brand wholesale was primarily due to lower sales at lower gross margins, partially offset by lower SG&A expenses, primarily driven by lower marketing and variable selling expenses.

•
The decrease in loss from operations of DTC was primarily due to higher sales and lower overall retail store operating costs driven by prior period store closures, partially offset by slightly lower gross margins, higher marketing and variable selling expenses, and higher variable warehouse-related expenses.

•
The increase in unallocated overhead costs was primarily due to higher professional and consulting expenses, and higher payroll expenses, partially offset by a decrease in rent expense as a result of the closure of the Camarillo distribution center.

Other (Income) Expense, Net. The increase in total other (income) expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields on higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2019	2018
Income tax expense	$9,159	$6,759
Effective income tax rate	13.5%	13.3%

The increase in our effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, partially offset by a net discrete tax benefit, primarily driven by the favorable settlement of a state income tax audit recorded during the current period.

Foreign income before income taxes was $47,309 and $47,481 and worldwide income before income taxes was $67,618 and $50,724 during the six months ended September 30, 2019 and 2018, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to decreased foreign sales as a percentage of worldwide sales.

For the six months ended September 30, 2019 and 2018, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). We believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes.

Net Income. Net income increased, compared to the prior period, primarily due to higher sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases during the period.

Other Comprehensive Loss. Other comprehensive loss decreased, compared to the prior period, primarily due to lower foreign currency translation losses for changes in our net asset position driven by Asian and European foreign currency exchange rates, partially offset by lower unrealized gains on cash flow hedges.

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

We repatriated $130,000 of cash and cash equivalents during the six months ended September 30, 2019. As of September 30, 2019, we had $169,265 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of September 30, 2019, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Our liquidity may be further impacted by additional factors, including our operating results, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in stock repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility and contains a $25,000 sublimit for the issuance of letters of credit. As of September 30, 2019, and through October 31, 2019, we had an outstanding balance of $9,000, outstanding letters of credit of $549, and available borrowings of $390,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $42,012. As of September 30, 2019, and through October 31, 2019, we had an outstanding balance of $18,855, outstanding bank guarantees of $28, and available borrowings of $23,129 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,928. As of September 30, 2019, and through October 31, 2019, we had no outstanding balance and had available borrowings of $50,928 under our Japan Credit Facility.

Mortgage. As of September 30, 2019, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $31,210. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of September 30, 2019, and through October 31, 2019, we were in compliance with all debt covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2019	2018	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(216,156)	$(160,736)	$(55,420)	(34.5)%
Net cash used in investing activities	(14,704)	(14,023)	(681)	(4.9)
Net cash used in financing activities	(179,403)	(69,404)	(109,999)	(158.5)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital. The increase in net cash used in operating activities during the six months ended September 30, 2019, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $68,170, partially offset by a positive net change in net income after non-cash adjustments of $12,750. The changes in operating assets and liabilities were primarily due to net negative impacts for inventories and prepaid expenses and other current assets, partially offset by a net positive change in trade accounts payable.

Investing Activities. The change in net cash used in investing activities during the six months ended September 30, 2019 is relatively flat, compared to the prior period, primarily due to higher capital expenditures on information systems hardware, software, and enhancements, as well as retail store facility renovations, mostly offset by lower expenditures for warehouse improvements due to the completion of the Moreno Valley distribution center in the prior period.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2019, compared to the prior period, was primarily due to higher stock repurchases partially offset by lower net borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended September 30, 2019, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2019 Annual Report.

Refer to the section entitled "Leases" within Note 7, “Leases and Other Commitments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our current lease commitments.

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

There have been no material changes to the critical accounting policies disclosed in our 2019 Annual Report, except for the adoption of the new lease standard, beginning April 1, 2019. Refer to the section entitled "Recent Accounting Pronouncements" within Note 1, “General,” and Note 7, “Leases and Other Commitments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on the impact of adoption of the new lease standard, as well as related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather and wool. The supply of sheepskin, which is used to manufacture a significant portion of the UGG brand products, is in high demand and there are a limited number of suppliers that can meet our expectations for the quantity and quality of sheepskin that we require. We presently rely on two tanneries to provide most of our sheepskin. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather may result in purchase obligations which are not recorded in our condensed consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our operating margins.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although most of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our monetary assets and liabilities that are denominated in currencies other than the subsidiaries’ functional currencies. We translate all assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recognized in OCI. Foreign currency exchange rate fluctuations affect our reported profits and can make comparisons from year to year more difficult.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of September 30, 2019, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $2,000. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our use of derivative contracts.

During the six months ended September 30, 2019, and through October 31, 2019, there were no factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the six months ended September 30, 2019. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

b) Internal Control over Financial Reporting

During the first quarter of fiscal year 2020, we updated our control framework for certain new internal controls and changes to certain existing internal controls related to the adoption of ASU No. 2016-02, as amended, otherwise known as the new lease standard, and related financial statement reporting and disclosure. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, with this Quarterly Report. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References in this Quarterly Report to "Deckers," "we," "our," "us," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE®, Teva®, Sanuk®, Koolaburra® by UGG, and UGGpure® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names in this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share data.

Item 1. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

On May 10, 2019, a jury for the United States District Court for the Northern District of Illinois Eastern Division ruled in our favor in our willful trademark infringement and counterfeiting lawsuit against Australian Leather. Australian Leather’s affirmative defense is still outstanding pending a ruling from the court. While we believe there is no basis for a judgment finding the UGG trademark unenforceable, such a ruling would have a material adverse effect on our business. Following entry of a final judgment, the court's rulings are subject to appeal.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information in this Quarterly Report, including Part I, Item 1 in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” of our unaudited condensed consolidated financial statements and accompanying notes thereto and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors,” in Part I, Item 1A, of our 2019 Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 30, 2019 (2019 Annual Report), as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the six months ended September 30, 2019, there were no material changes to the risks and uncertainties disclosed in our 2019 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized various stock repurchase programs pursuant to which we may repurchase our common stock. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make stock repurchases under these programs, if we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of September 30, 2019, we were in compliance with these agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2019:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase
July 1 - July 31, 2019	84,330	$156.53	$13,200	$302,007
August 1 - August 31, 2019	824,385	143.14	118,000	184,007
September 1 - September 30, 2019	160,710	150.58	24,200	159,807

*All shares were repurchased as part of publicly-announced programs in open-market transactions.

Subsequent to September 30, 2019 through October 31, 2019, we made no share repurchases, leaving the aggregate remaining approved amount under our stock repurchase programs at $159,807.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2019