Form 10-Q
period 2019-12-31
DECKERS OUTDOOR CORP
filed 2020-02-06
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2019
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

As of the close of business on January 29, 2020, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 27,987,587.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2019

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2019 (Quarterly Report), and the information and documents incorporated by reference into this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference into this Quarterly Report, contain forward-looking statements relating to, among other things:

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

PART I. FINANCIAL INFORMATION

References in this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® by UGG (Koolaburra), and UGGpure® (UGGpure) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names in this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2019	March 31, 2019
ASSETS		(AUDITED)
Cash and cash equivalents	$616,864	$589,692
Trade accounts receivable, net of allowances ($26,438 and $18,824 as of December 31, 2019 and March 31, 2019, respectively)	286,891	178,602
Inventories, net of reserves ($13,152 and $9,723 as of December 31, 2019 and March 31, 2019, respectively)	365,946	278,842
Prepaid expenses	19,110	19,901
Other current assets	42,917	26,028
Income tax receivable	8,122	2,340
Total current assets	1,339,850	1,095,405
Property and equipment, net of accumulated depreciation ($241,461 and $235,939 as of December 31, 2019 and March 31, 2019, respectively)	209,690	213,796
Operating lease assets	216,420	—
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($74,025 and $71,186 as of December 31, 2019 and March 31, 2019, respectively)	48,653	51,494
Deferred tax assets, net	32,172	30,870
Other assets	27,576	21,651
Total assets	$1,888,351	$1,427,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$6,645	$603
Trade accounts payable	244,767	124,974
Accrued payroll	40,775	54,462
Operating lease liabilities	47,521	—
Other accrued expenses	69,626	47,963
Income taxes payable	41,073	19,283
Value added tax payable	12,751	3,239
Total current liabilities	463,158	250,524
Mortgage payable	30,430	30,901
Long-term operating lease liabilities	192,562	—
Income tax liability	62,680	60,616
Deferred rent obligations	—	21,107
Other long-term liabilities	15,774	18,928
Total long-term liabilities	301,446	131,552
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,982 and 29,141 as of December 31, 2019 and March 31, 2019, respectively)	280	291
Additional paid-in capital	188,713	178,227
Retained earnings	957,857	889,266
Accumulated other comprehensive loss	(23,103)	(22,654)
Total stockholders' equity	1,123,747	1,045,130
Total liabilities and stockholders' equity	$1,888,351	$1,427,206

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$938,735	$873,800	$1,757,779	$1,626,307
Cost of sales	431,103	403,707	847,104	789,362
Gross profit	507,632	470,093	910,675	836,945
Selling, general and administrative expenses	251,866	225,375	589,195	541,229
Income from operations	255,766	244,718	321,480	295,716

Interest income	(848)	(906)	(5,244)	(3,306)
Interest expense	128	970	2,798	3,844
Other income, net	(117)	(13)	(295)	(213)
Total other (income) expense, net	(837)	51	(2,741)	325
Income before income taxes	256,603	244,667	324,221	295,391
Income tax expense	55,010	48,293	64,169	55,052
Net income	201,593	196,374	260,052	240,339

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on cash flow hedges	(973)	(3,128)	207	998
Foreign currency translation gain (loss)	2,667	781	(656)	(10,543)
Total other comprehensive income (loss)	1,694	(2,347)	(449)	(9,545)
Comprehensive income	$203,287	$194,027	$259,603	$230,794

Net income per share
Basic	$7.21	$6.74	$9.12	$8.06
Diluted	$7.14	$6.68	$9.02	$7.99
Weighted-average common shares outstanding
Basic	27,978	29,157	28,515	29,807
Diluted	28,249	29,397	28,832	30,063

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock-based compensation	1	—	3,424	—	—	3,424
Shares issued upon vesting	4	—	—	—	—	—
Exercise of stock options	46	1	2,772	—	—	2,773
Cumulative adjustment from adoption of recent accounting pronouncements (refer to Note 1)	—	—	—	(1,069)	—	(1,069)
Shares withheld for taxes	—	—	(374)	—	—	(374)
Repurchases of common stock	(227)	(2)	—	(35,003)	—	(35,005)
Net loss	—	—	—	(19,351)	—	(19,351)
Total other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2019	28,965	290	184,049	833,843	(22,903)	995,279
Stock-based compensation	3	—	5,075	—	—	5,075
Shares issued upon vesting	73	1	617	—	—	618
Exercise of stock options	3	—	186	—	—	186
Shares withheld for taxes	—	—	(5,370)	—	—	(5,370)
Repurchases of common stock	(1,069)	(11)	—	(155,389)	—	(155,400)
Net income	—	—	—	77,810	—	77,810
Total other comprehensive loss	—	—	—	—	(1,894)	(1,894)
Balance, September 30, 2019	27,975	280	184,557	756,264	(24,797)	916,304
Stock-based compensation	1	—	4,221	—	—	4,221
Shares issued upon vesting	3	—	—	—	—	—
Exercise of stock options	3	—	186	—	—	186
Shares withheld for taxes	—	—	(251)	—	—	(251)
Net income	—	—	—	201,593	—	201,593
Total other comprehensive income	—	—	—	—	1,694	1,694
Balance, December 31, 2019	27,982	$280	$188,713	$957,857	$(23,103)	$1,123,747

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31, 2018
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779
Stock-based compensation	2	—	3,526	—	—	3,526
Shares issued upon vesting	6	—	—	—	—	—
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	720	—	720
Shares withheld for taxes	—	—	(328)	—	—	(328)
Repurchases of common stock	(86)	—	—	(9,999)	—	(9,999)
Net loss	—	—	—	(30,407)	—	(30,407)
Total other comprehensive loss	—	—	—	—	(2,140)	(2,140)
Balance, June 30, 2018	30,369	304	170,785	746,185	(15,123)	902,151
Stock-based compensation	2	—	3,926	—	—	3,926
Shares issued upon vesting	65	1	474	—	—	475
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(252)	—	(252)
Shares withheld for taxes	—	—	(4,091)	—	—	(4,091)
Repurchases of common stock	(1,065)	(11)	—	(124,725)	—	(124,736)
Net income	—	—	—	74,372	—	74,372
Total other comprehensive loss	—	—	—	—	(5,058)	(5,058)
Balance, September 30, 2018	29,371	294	171,094	695,580	(20,181)	846,787
Stock-based compensation	2	—	4,037	—	—	4,037
Shares issued upon vesting	5	—	—	—	—	—
Shares withheld for taxes	—	—	(310)	—	—	(310)
Repurchases of common stock	(250)	(3)	—	(26,657)	—	(26,660)
Net income	—	—	—	196,374	—	196,374
Total other comprehensive loss	—	—	—	—	(2,347)	(2,347)
Balance, December 31, 2018	29,128	$291	$174,821	$865,297	$(22,528)	$1,017,881

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$260,052	$240,339
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	29,437	33,547
Loss on extinguishment of debt	—	447
Bad debt expense	693	1,971
Deferred tax (benefit) expense	(1,020)	5,094
Stock-based compensation	12,766	11,540
Excess tax benefits from stock-based compensation	(1,755)	(1,319)
Loss on disposal of property and equipment	679	87
Impairment of operating lease assets and other long-lived assets	1,382	180
Restructuring charges	—	295
Changes in operating assets and liabilities:
Trade accounts receivable, net	(108,982)	(115,638)
Inventories, net	(87,104)	(54,373)
Prepaid expenses and other current assets	(19,970)	(19,808)
Income tax receivable	(5,781)	(357)
Net operating lease assets and liabilities	(1,692)	—
Other assets	(5,924)	3,714
Trade accounts payable	119,794	134,495
Other accrued expenses	21,504	15,455
Income taxes payable	23,545	25,373
Long-term liabilities	1,101	(1,302)
Net cash provided by operating activities	238,725	279,740
INVESTING ACTIVITIES
Purchases of property and equipment	(23,664)	(21,832)
Proceeds from sales of property and equipment	266	68
Net cash used in investing activities	(23,398)	(21,764)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	69,336	162,001
Repayments of short-term borrowings	(63,178)	(161,621)
Debt issuance costs on short-term borrowings	—	(1,292)
Proceeds from issuance of stock	618	475
Proceeds from exercise of options	3,145	—
Repurchase of common stock	(190,405)	(161,395)
Cash paid for shares withheld for taxes	(5,995)	(4,900)
Repayments of mortgage principal	(448)	(425)
Net cash used in financing activities	(186,927)	(167,157)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,228)	(4,851)
Net change in cash and cash equivalents	27,172	85,968
Cash and cash equivalents at beginning of period	589,692	429,970
Cash and cash equivalents at end of period	$616,864	$515,938

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $5,302 and $3,674, as of December 31, 2019 and 2018, respectively	$47,482	$29,646
Interest	1,749	3,158
Operating leases	45,732	—
Non-cash investing activities
Accrued for purchases of property and equipment	1,444	798
Accrued for asset retirement obligations	38	4,710

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2019 and for the three and nine months ended December 31, 2019 and 2018 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2019 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 30, 2019 (2019 Annual Report).

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

Significant areas requiring the use of management estimates relate to inventory write-downs, trade accounts receivable allowances, including variable consideration for net sales provided to customers, contract assets and liabilities, stock-based compensation, impairment assessments, goodwill and other intangible assets, depreciation and amortization, income tax receivables and liabilities, uncertain tax positions, the fair value of financial instruments, the reasonably certain lease term, lease classification, and the Company's incremental borrowing rate (IBR) utilized to discount its unpaid lease payments to measure its operating lease assets and liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
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

The adoption of the new lease standard did not materially affect the condensed consolidated statements of comprehensive income as the classification and recognition of lease cost did not materially change from legacy US GAAP. Similarly, it did not have a material impact on the Company's liquidity or on its debt covenant compliance under current agreements including its borrowing strategy subject to leverage ratios. However, it did result in additional disclosures and presentation changes to the condensed consolidated statement of cash flows in the current period, including supplemental cash flow disclosure, as well as expanded disclosures on existing and new lease commitments.

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

The comparative condensed consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented. Refer to Note 7, “Leases and Other Commitments,” for further information, including the Company's accounting policy and expanded disclosures required under the new lease standard.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
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

However, the Company made a change in accounting policy with respect to ineffective hedges and elected not to exclude hedge components from the periodic assessment of hedge effectiveness. Under legacy US GAAP, these amounts were excluded from hedge effectiveness and therefore as a component of accumulated other comprehensive loss (AOCL), and immediately recognized in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. Under the new hedging standard, these gains or losses will now be recognized as a component of AOCL and will be reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related net sales are recorded.

The comparative condensed consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented.

Refer to Note 9, “Derivative Instruments,” for further information on the Company's hedging instruments.

Not Yet Adopted. The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of each standard, planned period of adoption, and the expected impact on the Company:

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
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19, 2019-04, 2019-05, and 2019-11)
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

Q1 FY 2021
The Company is currently evaluating the impact on adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.

ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes
Removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods, as well as reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.
Q1 FY 2022
The Company is currently evaluating the impact on adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
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
Sales Returns. The following table provides activity during the nine months ended December 31, 2019 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2019	$10,441	$(24,787)
Net additions to sales return allowance*	28,186	(92,694)
Actual returns	(25,415)	78,437
Balance, December 31, 2019	$13,212	$(39,044)

The following table provides activity during the nine months ended December 31, 2018 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2018	$11,251	$(23,156)
Net additions to sales return allowance*	29,653	(104,009)
Actual returns	(24,549)	82,828
Balance, December 31, 2018	$16,355	$(44,337)

*Net additions to sales return allowance include provision for anticipated sales returns which consists of both contractual return rights and discretionary authorized returns.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel which allows customers to earn rewards from qualifying purchases or activities. As of December 31, 2019 and March 31, 2019, the Company's contract liability for loyalty programs was $10,760 and $5,171, respectively.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	December 31, 2019	March 31, 2019
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	51,979	51,981
Total gross carrying amount	107,224	107,226
Accumulated amortization	(74,025)	(71,186)
Net definite-lived intangible assets	33,199	36,040
Total other intangible assets, net	48,653	51,494
Total	$62,643	$65,484

Amortization Expense

Aggregate amortization expense for definite-lived intangible assets during the nine months ended December 31, 2019 and 2018 was $2,839 and $4,817, respectively. A reconciliation of the changes in total other intangible assets, net, recorded in the condensed consolidated balance sheets is as follows:

Balance, March 31, 2019	$51,494
Amortization expense	(2,839)
Foreign currency translation net loss	(2)
Balance, December 31, 2019	$48,653

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
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net, trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings and mortgage payable, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

The assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets were as follows:

		Measured Using
	December 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,657	$7,657	$—	$—
Non-qualified deferred compensation liability	(4,618)	(4,618)	—	—
Designated Derivative Contracts asset	273	—	273	—
Non-Designated Derivative Contracts asset	165	—	165	—

		Measured Using
	March 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,300	$7,300	$—	$—
Non-qualified deferred compensation liability	(4,447)	(4,447)	—	—

The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. As of December 31, 2019, the non-qualified deferred compensation asset of $7,657 was recorded in other assets in the condensed consolidated balance sheets. As of December 31, 2019, the non-qualified deferred compensation liability of $4,618 was recorded in the condensed consolidated balance sheets, with $873 in other accrued expenses and $3,745 in other long-term liabilities.

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

Note 5. Income Taxes

Effective income tax rate

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Income tax expense	$55,010	$48,293	$64,169	$55,052
Effective income tax rate	21.4%	19.7%	19.8%	18.6%

The tax provisions for the three and nine months ended December 31, 2019 and 2018 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented.

During the three months ended December 31, 2019, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

the fiscal year ending March 31, 2020, as well as higher discrete tax expenses, primarily driven by additional reserves for uncertain tax positions and unfavorable return to provision differences, partially offset by a discrete tax benefit for the release of tax reserves recognized during the current period. During the nine months ended December 31, 2019, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, as well as higher net discrete tax expenses, primarily driven by additional reserves for uncertain tax positions and unfavorable return to provision adjustments, partially offset by the favorable settlement of a state income tax audit completed during the current period.

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

Unrecognized Tax Benefits

During the nine months ended December 31, 2019, the amount of gross unrecognized tax benefits and associated penalties and interest increased by $4,839 to $18,237. This change is primarily related to increases in prior year tax position reserves of $2,050 and $6,061, recorded in income taxes payable and in income tax liability, respectively, in the condensed consolidated balance sheets. These increases were partially offset by a $3,272 release of reserves due to a lapse in a statute of limitations recorded in income tax expense, as well as interest expense for accrued penalties and interest, in the condensed consolidated statements of comprehensive income.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company entered into a credit agreement that provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of December 31, 2019, the effective interest rates for US dollar LIBOR and ABR, with relevant spreads for borrowings made during the reporting period, were 2.89% and 4.88%, respectively.

During the nine months ended December 31, 2019, the Company borrowed and repaid $50,000 under the Primary Credit Facility. As of December 31, 2019, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of December 31, 2019, available borrowings under the Primary Credit Facility were $399,451.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD, a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $43,046, with an overdraft facility sublimit of CNY 100,000, or $14,349.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of December 31, 2019, the effective interest rate was 4.57%.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

During the nine months ended December 31, 2019, the Company borrowed $19,318 and made $13,299 of repayments under the China Credit Facility. As of December 31, 2019, the Company had an outstanding balance of $6,019, outstanding bank guarantees of $28, and available borrowings of $36,999 under the China Credit Facility.

Subsequent to December 31, 2019 through January 29, 2020, the Company made repayments of $6,019, had no outstanding balance, outstanding bank guarantees of $28, and had available borrowings of $43,018 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,622, for a maximum term of six months for each draw on the facility. The Japan Credit Facility renews annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR), plus 0.40%. As of December 31, 2019, the effective interest rate was 0.47%.

During the nine months ended December 31, 2019, the Company made no borrowings or repayments under the Japan Credit Facility. As of December 31, 2019, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $50,622.

Subsequent to December 31, 2019, the Company renewed the Japan Credit Facility through February 1, 2021 for an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,612, for the same interest rate described above.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of December 31, 2019, the outstanding principal balance under the mortgage was $31,056, which includes $626 in short-term borrowings and $30,430 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of December 31, 2019, the Company was in compliance with all debt covenants under its revolving credit facilities and mortgage.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility and Japan Credit Facility were translated into US dollars using applicable foreign currency exchange spot rates in effect as of December 31, 2019. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts recorded in the condensed consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the condensed consolidated balance sheets.

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
For the Three and Nine Months Ended December 31, 2019 and 2018
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

Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus or minus any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term in SG&A expenses in the condensed consolidated statements of comprehensive income. Lease payments recognized in the operating lease liability are (1) fixed payments, including in-substance fixed payments and fixed rate increases, owed over the lease term and (2) exclude any lease prepayments as of the periods presented.

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
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Remeasurements. The Company monitors for events that require a change in estimates for its operating lease assets and liabilities, such as modifications to the terms of the contract, including the lease term, as well as operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset.

At least quarterly, the Company evaluates the carrying amount of its operating lease assets and related leasehold improvements (asset group) for indicators of impairment under the requirements of ASC Subtopic 360-10, Property, Plant, and Equipment – Overall (ASC 360) and in accordance with the long-lived asset impairment policy disclosed in Note 1, "General," in Part IV of its 2019 Annual Report on Form 10-K for the fiscal year ended March 31, 2019. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. Fair value of the asset group is measured using an observable or quoted market price. An impairment loss, if any, would only reduce the carrying amount of the asset group based on its fair value limitation and is allocated to individual assets in the asset group, unless doing so would reduce the carrying amount of the operating lease asset to an amount less than zero.

During the three months ended December 31, 2019, the Company recognized impairment charges for certain retail store operating lease assets of $1,103 and related leasehold improvements of $156. These impairment charges were recognized within the Company's DTC reportable operating segment and recorded in SG&A expenses in the condensed consolidated statements of comprehensive income. After impairment, the operating lease assets were remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities.

Rent Expense. The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive income were as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating	$14,776	$43,478
Variable	8,602	20,191
Short-term	1,177	2,437
Total	$24,555	$66,106

The components of rent expense for operating leases recorded in the condensed consolidated statements of comprehensive income under legacy US GAAP were as follows:

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Minimum rentals	$15,886	$46,036
Contingent rentals	7,299	10,237
Total	$23,185	$56,273

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of December 31, 2019 under the new lease standard, with a reconciliation to the present value of operating lease liabilities recorded in the condensed consolidated balance sheets, were as follows:

Years Ending March 31,	Amount
2020	$10,342
2021	52,556
2022	44,406
2023	39,097
2024	33,995
Thereafter	87,064
Total undiscounted future lease payments	267,460
Less: Imputed interest	(27,377)
Total	$240,083

Operating lease liabilities recorded in the condensed consolidated balance sheets exclude $38,977 of legally binding undiscounted minimum lease payments due pursuant to a lease signed but not yet commenced for a new flagship store location that will replace an existing flagship store during the fourth quarter of the fiscal year ending March 31, 2021.

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

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and liabilities that are outstanding and presented in the condensed consolidated balance sheets are as follows:

December 31, 2019
Weighted-average remaining lease term in years	6.3
Weighted-average discount rate	3.3%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$520	$28,657
Reductions to operating lease assets for reductions to lease liabilities or for operating lease asset impairments*	(1,412)	(6,081)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Other Commitments

During the nine months ended December 31, 2019, there were no material changes outside the ordinary course of business to the obligations reported in the 2019 Annual Report with respect to (1) purchase obligations for product; (2) purchase obligations for commodities; (3) future capital expenditures, commitments under service contracts, or contractual requirements to pay promotional expenses; and (4) legal proceedings.

Note 8. Stock-Based Compensation

The Company grants various types of stock-based compensation under the 2006 Equity Incentive Plan, as amended, and the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) to key employees and certain executive officers, and long-term incentive plan (LTIP) awards to certain officers. During the nine months ended December 31, 2019, except for the grant activity summarized below, no awards were granted under these plans. Refer to Note 8, “Stock Compensation,” in our 2019 Annual Report for further information on previously granted awards under these plans.

Annual Awards

The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Nine Months Ended December 31,
	2019		2018
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	44,702	$171.72	60,000	$115.80
Annual PSUs	19,509	174.34	31,320	116.34
Total	64,211	$172.51	91,320	$115.98

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs vest in equal annual installments over three years following the date of grant. The Annual PSUs are earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. As of December 31, 2019, the Company estimated that the target performance criteria related to the Annual PSUs for the fiscal year ending March 31, 2020 will be achieved. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of December 31, 2019 was $12,149.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
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

The Company granted awards at the target performance level of 38,174 2020 LTIP PSUs during the nine months ended December 31, 2019. The grant date fair value of these 2020 LTIP PSUs was $146.96 per share. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for these awards was probable as of the grant date.

Future unrecognized stock-based compensation expense for all LTIP PSUs outstanding as of December 31, 2019 was $8,914.

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

The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recognized as a component of AOCL and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recorded. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in other comprehensive income or loss (OCI) in the condensed consolidated statements of comprehensive income.

As of December 31, 2019, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$17,191	$14,037	$31,228
Fair value recorded in other current assets	273	165	438

As of December 31, 2019, the Company's outstanding derivative contracts were held by a total of four counterparties, all with various maturity dates within the next three months. As of March 31, 2019, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

The following table summarizes the effect of Designated Derivative Contracts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
(Loss) gain recognized in OCI	$(451)	$998	$1,322	$8,356
Gain reclassified from AOCL into net sales	833	5,127	1,049	7,293
Gain excluded from effectiveness testing recognized in SG&A expenses*	—	363	—	1,843

*Amounts presented for the three and nine months ended December 31, 2018 were recognized under legacy US GAAP. Beginning April 1, 2019, under the new hedging standard, these amounts are now recognized as a component of AOCL and are classified in net sales during the three and nine months ended December 31, 2019.

Amounts of income tax effects recorded in the condensed consolidated statements of comprehensive income for changes in AOCL for unrealized gains or losses for Designated Derivative Contracts were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Income tax (benefit) expense*	$(311)	$(807)	$66	$259

*Amounts for the three and nine months ended December 31, 2018 are inclusive of the stranded income tax effects from the Tax Reform Act reclassified from AOCL to retained earnings in the condensed consolidated balance sheets in connection with the previous adoption of a new accounting standard.

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Gain recognized in SG&A expenses	$192	$504	$338	$1,241

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2019, the amount of unrealized gains on derivative contracts recognized in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 10, “Stockholders' Equity,” for further information on the components of AOCL.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase its common stock. The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of December 31, 2019, the aggregate remaining approved amount under the Company's stock repurchase programs was $159,807.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

Stock repurchase activity under these programs for the nine months ended December 31, 2019 was as follows:

Total number of shares repurchased*	1,296,201
Average price paid per share	$146.89
Dollar value of shares repurchased	$190,405

*Any share repurchases are made as part of publicly-announced programs in open-market transactions.

Accumulated Other Comprehensive Loss

The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, were as follows:

	December 31, 2019	March 31, 2019
Unrealized gain on cash flow hedges	$207	$—
Cumulative foreign currency translation loss	(23,310)	(22,654)
Total	$(23,103)	$(22,654)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Basic	27,978,000	29,157,000	28,515,000	29,807,000
Dilutive effect of equity awards	271,000	240,000	317,000	256,000
Diluted	28,249,000	29,397,000	28,832,000	30,063,000

Excluded*
Annual RSUs and Annual PSUs	15,000	1,000	34,000	1,000
LTIP PSUs	153,000	84,000	153,000	84,000
LTIP NQSOs	—	185,000	—	185,000
Deferred Non-Employee Director Equity Awards	1,000	—	1,000	2,000

*The equity awards excluded from the dilutive effect are excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards with performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures. Refer to Note 8, “Stock-Based Compensation,” for further information on the Company's equity incentive plans.

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

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock-based compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales
UGG brand wholesale	$396,649	$388,039	$814,069	$788,981
HOKA brand wholesale	71,927	46,243	196,892	129,758
Teva brand wholesale	14,406	20,087	62,328	69,161
Sanuk brand wholesale	5,286	9,172	28,059	40,608
Other brands wholesale	36,799	18,703	63,808	39,404
Direct-to-Consumer	413,668	391,556	592,623	558,395
Total	$938,735	$873,800	$1,757,779	$1,626,307

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Income (loss) from operations
UGG brand wholesale	$147,189	$141,080	$292,293	$280,978
HOKA brand wholesale	15,110	8,791	40,522	22,689
Teva brand wholesale	1,128	1,685	12,967	11,596
Sanuk brand wholesale	(745)	(635)	1,428	3,856
Other brands wholesale	8,192	4,513	15,282	10,150
Direct-to-Consumer	158,705	155,333	157,068	150,884
Unallocated overhead costs	(73,813)	(66,049)	(198,080)	(184,437)
Total	$255,766	$244,718	$321,480	$295,716

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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, were as follows:

	December 31, 2019	March 31, 2019
Assets
UGG brand wholesale	$430,309	$240,411
HOKA brand wholesale	116,096	94,157
Teva brand wholesale	54,052	76,370
Sanuk brand wholesale	46,864	71,285
Other brands wholesale	37,734	14,618
Direct-to-Consumer	238,674	95,501
Total assets from reportable operating segments	923,729	592,342
Unallocated cash and cash equivalents	616,864	589,692
Unallocated deferred tax assets, net	32,172	30,870
Unallocated other corporate assets	315,586	214,302
Total	$1,888,351	$1,427,206

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
International net sales	$293,082	$300,785	$586,860	$599,992
% of net sales	31.2%	34.4%	33.4%	36.9%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2019 and 2018
(dollar amounts in thousands, except per share or share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales in foreign currencies	$255,990	$262,768	$474,406	$489,781
% of net sales	27.3%	30.1%	27.0%	30.1%
Ten largest customers as % of net sales	31.7%	30.6%	30.4%	30.1%

For the three and nine months ended December 31, 2019 and 2018, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's total net sales during the three and nine months ended December 31, 2019, compared to one single customer during the three months ended December 31, 2018 and no single customer during the nine months ended December 31, 2018.

The Company sells its products to customers for trade accounts receivable and, as of December 31, 2019, had two customers that represented 25.6% of trade accounts receivable, net, compared to no customers that exceeded 10.0% of trade accounts receivable, net, as of March 31, 2019. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, were as follows:

	December 31, 2019	March 31, 2019
US	$194,367	$196,702
Foreign*	15,323	17,094
Total	$209,690	$213,796

*No single foreign country’s property and equipment, net, comprised 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2019 and March 31, 2019.

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

•
As a result of changes in consumer purchasing behavior, we continue to focus on the enhancement of our Omni-Channel strategy to enable us to better engage existing and prospective consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on our targeted digital marketing efforts, as well as marketing activations and product seeding to drive global brand heat. For example, we have begun applying these transformation efforts in Europe to drive UGG brand heat as we work to differentiate consumer experiences across various consumer touch points as part of our marketplace reset strategy. We have also started to apply this marketing strategy shift in Asia.

•
During the fiscal year ended March 31, 2019, we implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and close-outs on our sales and gross margins, and increasing full-priced selling across our product offerings. We plan to continue this strategic management of the US marketplace in future seasons. Similarly, we are currently implementing a multi-year marketplace reset strategy in Europe to drive UGG brand heat.

•
We continue to strategically assess our distribution positioning across our entire brand portfolio. For example, we regularly review the UGG brand distribution channels globally and are in the early stages of a strategic marketplace reset in Europe. We also recently announced our decision to exit the warehouse channel for the Sanuk brand. We will continue to assess the impact that our distribution channels have on the overall strength and financial performance of our brands.

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

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. While the HOKA products were originally designed for ultra-runners, we believe they now appeal to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth. We continue to build product extensions in trail and fitness.

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

As of December 31, 2019, we had a total of 154 global retail stores, which includes 84 concept stores and 70 outlet stores. Generally, we open retail store locations during the second or third quarters of each fiscal year and consider closures of retail stores during the third or fourth quarters of each fiscal year. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below.

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

Partner Retail Stores. We rely on partner retail stores for the UGG brand and Sanuk brand in certain markets. Partner retail stores are branded stores that are wholly-owned and operated by third-parties and not included in the total count of global retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in either the UGG brand or Sanuk brand wholesale reportable operating segments, as applicable.

Our E-Commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2019, we operated our E-Commerce business through an aggregate of 28 company-owned websites and mobile platforms in ten different countries.

Use of Non-GAAP Financial Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Quarterly Report we provide certain financial information on a constant currency basis, which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. As a result, information included in this Quarterly Report regarding these financial measures, as we calculate them, may not be directly comparable to similar data of other companies, and may not be appropriate measures for comparing the performance of other companies relative to us.

Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core operating results and are largely outside of our control.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of net sales within the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles and grow the year-round net sales of the HOKA brand as a percentage of our aggregate net sales, we expect the seasonality trends that have resulted in significant variations in our aggregate net sales from quarter to quarter to decrease over time.

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018. The following table summarizes our results of operations:

	Three Months Ended December 31,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$938,735	100.0%	$873,800	100.0%	$64,935	7.4%
Cost of sales	431,103	45.9	403,707	46.2	(27,396)	(6.8)
Gross profit	507,632	54.1	470,093	53.8	37,539	8.0
Selling, general and administrative expenses	251,866	26.9	225,375	25.8	(26,491)	(11.8)
Income from operations	255,766	27.2	244,718	28.0	11,048	4.5
Other (income) expense, net	(837)	(0.1)	51	—	888	1,741.2
Income before income taxes	256,603	27.3	244,667	28.0	11,936	4.9
Income tax expense	55,010	5.8	48,293	5.5	(6,717)	(13.9)
Net income	$201,593	21.5%	$196,374	22.5%	$5,219	2.7%

Net income per share
Basic	$7.21		$6.74		$0.47
Diluted	$7.14		$6.68		$0.46

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$645,653	$573,015	$72,638	12.7%
International	293,082	300,785	(7,703)	(2.6)
Total	$938,735	$873,800	$64,935	7.4%

Net sales by brand and channel
UGG brand
Wholesale	$396,649	$388,039	$8,610	2.2%
Direct-to-Consumer	384,490	373,008	11,482	3.1
Total	781,139	761,047	20,092	2.6
HOKA brand
Wholesale	71,927	46,243	25,684	55.5
Direct-to-Consumer	21,176	10,676	10,500	98.4
Total	93,103	56,919	36,184	63.6
Teva brand
Wholesale	14,406	20,087	(5,681)	(28.3)
Direct-to-Consumer	2,765	2,839	(74)	(2.6)
Total	17,171	22,926	(5,755)	(25.1)
Sanuk brand
Wholesale	5,286	9,172	(3,886)	(42.4)
Direct-to-Consumer	3,176	3,739	(563)	(15.1)
Total	8,462	12,911	(4,449)	(34.5)
Other brands
Wholesale	36,799	18,703	18,096	96.8
Direct-to-Consumer	2,061	1,294	767	59.3
Total	38,860	19,997	18,863	94.3
Total	$938,735	$873,800	$64,935	7.4%

Total Wholesale	$525,067	$482,244	$42,823	8.9%
Total Direct-to-Consumer	413,668	391,556	22,112	5.6
Total	$938,735	$873,800	$64,935	7.4%

Total net sales increased primarily due to higher HOKA, UGG, and Other brands wholesale net sales, as well as total DTC net sales. Further, we experienced an increase of 12.3% in total volume of pairs sold to 13,700 from 12,200 compared to the prior period. On a constant currency basis, net sales increased by 8.4% compared to the prior period. Drivers for significant changes in net sales are set forth below.

•	Wholesale net sales of the HOKA brand increased due to continued global growth through new customer acquisitions, as well as higher sales driven by key franchise updates and new product launches.

•
Wholesale net sales of the UGG brand increased primarily due to domestic growth driven by sell-in of fall and winter products, primarily for Men's and Kids' products, partially offset by lower international sales driven by European macroeconomic factors and a multi-year marketplace reset in that region. On a constant currency basis, wholesale net sales of the UGG brand increased by 3.9%, compared to the prior period.

•	Wholesale net sales of the Other brands increased primarily due to continued sales growth and customer penetration in US family value wholesale accounts for the Koolaburra brand.

•
Comparable DTC net sales for the 13 weeks ended December 29, 2019 increased by 4.7%, compared to the same prior period, primarily due to growth in the E-Commerce business globally for the HOKA brand and domestically for the UGG brand.

•
International sales, which are included in the reportable operating segment sales presented above, decreased by 2.6%, compared to the prior period. International sales represented 31.2% and 34.4% of total net sales for the three months ended December 31, 2019 and 2018, respectively. The decrease in international sales was primarily due to lower sales for the UGG brand in Europe, partially offset by higher sales for the HOKA brand in Europe and Asia.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 54.1% from 53.8% compared to the prior period, due to favorable brand mix and rate expansion for the HOKA brand, partially offset by lower product margins on lower closeouts, as well as unfavorable changes in foreign currency exchange rates.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	increased operating expenses of approximately $19,000, primarily due to higher payroll costs, as well as professional, consulting, and travel expenses;

•	increased variable advertising and promotion expenses of approximately $9,100, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands;

•	increased other variable selling expenses of approximately $4,700, including transaction fees and warehousing costs, primarily due to higher E-Commerce sales;

•	increased expenses for allowances for trade accounts receivable of approximately $1,300;

•	decreased foreign currency-related losses of approximately $2,700, primarily driven by favorable changes in foreign currency exchange rates for Asian and European currencies;

•
decreased rent and occupancy expenses of approximately $2,300, primarily due to lower percentage rent and the completion of the consolidation of our warehouses, partially offset by retail store-related operating lease asset impairment charges in the current period; and

•	decreased depreciation and amortization expenses of approximately $2,100, due to certain property and equipment and intangible assets being fully amortized during the current period.

Income from Operations. Income from operations by reportable operating segment were as follows:

	Three Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$147,189	$141,080	$6,109	4.3%
HOKA brand wholesale	15,110	8,791	6,319	71.9
Teva brand wholesale	1,128	1,685	(557)	(33.1)
Sanuk brand wholesale	(745)	(635)	(110)	(17.3)
Other brands wholesale	8,192	4,513	3,679	81.5
Direct-to-Consumer	158,705	155,333	3,372	2.2
Unallocated overhead costs	(73,813)	(66,049)	(7,764)	(11.8)
Total	$255,766	$244,718	$11,048	4.5%

The increase in income from operations, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales. Drivers for significant net changes in income from operations, compared to the prior period, are set forth below.

•	The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins.

•
The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales, primarily driven by higher variable marketing and selling expenses.

•	The increase in income from operations of Other brands wholesale was due to higher net sales, partially offset by lower gross margins.

•
The increase in income from operations of DTC was primarily due to higher DTC comparable net sales, as discussed above, partially offset by lower gross margins and retail store-related asset impairment charges in the current period.

•
The increase in unallocated overhead costs was primarily due to higher operating expenses, including for payroll, professional, and consulting expenses, partially offset by lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates for Asian and European currencies, as well as lower rent and occupancy expenses for our warehouse due the consolidation of our distribution centers.

Other (Income) Expense, Net. The increase in total other (income) expense, net, compared to the prior period, was primarily due to a decrease in interest expense driven by the release of reserves for penalties and interest on uncertain tax positions.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2019	2018
Income tax expense	$55,010	$48,293
Effective income tax rate	21.4%	19.7%

The increase in our effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, as well as higher discrete tax expenses, primarily driven by additional reserves for uncertain tax positions and unfavorable return to provision differences, partially offset by a discrete tax benefit for the release of tax reserves recognized during the current period.

Foreign income before income taxes was $75,666 and $83,386 and worldwide income before income taxes was $256,603 and $244,667 during the three months ended December 31, 2019 and 2018, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to a decrease in foreign sales as a percentage of worldwide sales.

Refer to the section entitled “Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018" within this Part I, Item 2, for further details on our pre-tax earnings and effective income tax rate for the fiscal year ending March 31, 2020.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, as well as a reduction in weighted-average common shares outstanding, resulting from stock repurchases in prior quarters.

Other Comprehensive Income. Other comprehensive income increased, compared to the prior period, primarily due to lower unrealized losses on cash flow hedges and higher foreign currency translation gains for changes in our net asset position, driven by favorable Asian and European foreign currency exchange rates.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018. The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,757,779	100.0%	$1,626,307	100.0%	$131,472	8.1%
Cost of sales	847,104	48.2	789,362	48.5	(57,742)	(7.3)
Gross profit	910,675	51.8	836,945	51.5	73,730	8.8
Selling, general and administrative expenses	589,195	33.5	541,229	33.3	(47,966)	(8.9)
Income from operations	321,480	18.3	295,716	18.2	25,764	8.7
Other (income) expense, net	(2,741)	(0.1)	325	—	3,066	943.4
Income before income taxes	324,221	18.4	295,391	18.2	28,830	9.8
Income tax expense	64,169	3.6	55,052	3.4	(9,117)	(16.6)
Net income	$260,052	14.8%	$240,339	14.8%	$19,713	8.2%

Net income per share
Basic	$9.12		$8.06		$1.06
Diluted	$9.02		$7.99		$1.03

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Nine Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,170,919	$1,026,315	$144,604	14.1%
International	586,860	599,992	(13,132)	(2.2)
Total	$1,757,779	$1,626,307	$131,472	8.1%

Net sales by brand and channel
UGG brand
Wholesale	$814,069	$788,981	$25,088	3.2%
Direct-to-Consumer	510,476	504,871	5,605	1.1
Total	1,324,545	1,293,852	30,693	2.4
HOKA brand
Wholesale	196,892	129,758	67,134	51.7
Direct-to-Consumer	53,844	26,259	27,585	105.0
Total	250,736	156,017	94,719	60.7
Teva brand
Wholesale	62,328	69,161	(6,833)	(9.9)
Direct-to-Consumer	16,125	15,315	810	5.3
Total	78,453	84,476	(6,023)	(7.1)
Sanuk brand
Wholesale	28,059	40,608	(12,549)	(30.9)
Direct-to-Consumer	9,805	10,537	(732)	(6.9)
Total	37,864	51,145	(13,281)	(26.0)

	Nine Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	63,808	39,404	24,404	61.9
Direct-to-Consumer	2,373	1,413	960	67.9
Total	66,181	40,817	25,364	62.1
Total	$1,757,779	$1,626,307	$131,472	8.1%

Total Wholesale	$1,165,156	$1,067,912	$97,244	9.1%
Total Direct-to-Consumer	592,623	558,395	34,228	6.1
Total	$1,757,779	$1,626,307	$131,472	8.1%

Total net sales increased primarily due to higher HOKA, UGG, and Other brands wholesale sales, as well as higher DTC sales, partially offset by lower Sanuk brand wholesale sales. Further, we experienced an increase of 8.2% in total volume of pairs sold to 29,000 from 26,800 compared to the prior period. On a constant currency basis, net sales increased by 9.2%, compared to the prior period. Drivers for significant changes in net sales are set forth below.

•	Wholesale net sales of the HOKA brand increased due to continued global growth through new customer acquisitions, as well as higher sales driven by key franchise updates and new product launches.

•
Wholesale net sales of the UGG brand increased primarily due to domestic growth driven by continued growth of the Fluff Yeah collection as well as by sell-in of fall and winter products, primarily for Men's and Kid's product lines, partially offset by lower international sales driven by European macroeconomic factors and a multi-year marketplace reset in that region. On a constant currency basis, wholesale net sales of the UGG brand increased by 4.9%, compared to the prior period.

•	Wholesale net sales of the Other brands increased primarily due to continued customer penetration in US family value wholesale accounts for the Koolaburra brand.

•
Wholesale net sales of the Sanuk brand decreased due to lower performance within US surf specialty wholesale accounts and lower international sales resulting from our continued strategic focus on US markets.

•
Comparable DTC net sales for the 39 weeks ended December 29, 2019 increased by 6.9%, compared to the same prior period, primarily due to growth in the E-Commerce business globally for the HOKA brand and domestically for the UGG brand.

•
International net sales, which are included in the reportable operating segment net sales presented above, decreased by 2.2%, compared to the prior period. International net sales represented 33.4% and 36.9% of total net sales for the nine months ended December 31, 2019 and 2018, respectively. The decrease was primarily due to lower net sales for the UGG brand in Europe and Asia as well as for the Teva brand in Europe, partially offset by higher net sales for the HOKA brand in the same regions.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 51.8% from 51.5%, compared to the prior period, primarily due to favorable brand mix and rate expansion for the HOKA brand and fewer closeout sales at higher product margins, partially offset by unfavorable changes in foreign currency exchange rates and a higher wholesale channel mix as a percentage of total sales.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	increased operating expenses of approximately $26,200, primarily due to higher net payroll and variable performance-based compensation, as well as professional, consulting, and travel expenses;

•	increased variable advertising and promotion expenses of approximately $22,100, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands;

•	increased other variable selling expenses of approximately $6,500, including transaction fees and warehousing costs, primarily due to higher E-Commerce sales;

•	increased expenses for allowances for trade accounts receivable of approximately $2,300;

•	decreased depreciation and amortization expenses of approximately $3,600, primarily due to certain property and equipment and intangible assets being fully amortized during the current period;

•
decreased rent and occupancy expenses of approximately $3,500, primarily due to lower percentage rent and the completion of the consolidation of our warehouses, partially offset by retail store-related operating lease asset impairment charges in the current period; and

•	decreased foreign currency-related losses of approximately $2,700, primarily driven by favorable changes in foreign currency exchange rates for Asian and European currencies.

Income from Operations. Income from operations by reportable operating segment were as follows:

	Nine Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$292,293	$280,978	$11,315	4.0%
HOKA brand wholesale	40,522	22,689	17,833	78.6
Teva brand wholesale	12,967	11,596	1,371	11.8
Sanuk brand wholesale	1,428	3,856	(2,428)	(63.0)
Other brands wholesale	15,282	10,150	5,132	50.6
Direct-to-Consumer	157,068	150,884	6,184	4.1
Unallocated overhead costs	(198,080)	(184,437)	(13,643)	(7.4)
Total	$321,480	$295,716	$25,764	8.7%

The increase in total income from operations, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales. Drivers for significant net changes in income from operations, compared to the prior period, are set forth below.

•	The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•
The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales, primarily driven by higher variable marketing and selling expenses.

•
The increase in income from operations of DTC was due to higher DTC comparable net sales, as discussed above, partially offset by lower gross margins, as well as lower SG&A expenses as percentage of net sales, primarily driven by lower overall retail store operating costs due to prior period store closures, partially offset by retail store-related asset impairment charges in the current period.

•
The increase in income from operations of Other brands wholesale was due to higher net sales, partially offset by higher SG&A expenses as a percentage of net sales, primarily driven by higher expenses for allowances for trade accounts receivable.

•
The decrease in income from operations of Sanuk brand wholesale was primarily due to lower net sales at lower gross margins, partially offset by lower SG&A expenses, driven by lower variable marketing and selling expenses.

•
The increase in unallocated overhead costs was primarily due to higher operating expenses, including for payroll, professional, consulting, and other variable warehousing costs, partially offset by lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates for Asian and European currencies, as well as lower rent and occupancy expenses for our warehouse due the consolidation of our distribution centers.

Other (Income) Expense, Net. The increase in total other (income) expense, net, compared to the prior period, was primarily due to an increase in interest income driven by higher interest rate yields on higher average invested cash balances, as well as lower interest expense driven by the release of reserves for penalties and interest on uncertain tax positions.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2019	2018
Income tax expense	$64,169	$55,052
Effective income tax rate	19.8%	18.6%

The increase in our effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2020, as well as higher net discrete tax expenses, primarily driven by additional reserves for uncertain tax positions and unfavorable return to provision adjustments, partially offset by the favorable settlement of a state income tax audit completed during the current period.

Foreign income before income taxes was $122,975 and $130,867 and worldwide income before income taxes was $324,221 and $295,391 during the nine months ended December 31, 2019 and 2018, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to decreased foreign sales as a percentage of worldwide sales.

For the nine months ended December 31, 2019 and 2018, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Over the long-term, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases during the period.

Other Comprehensive Loss. Other comprehensive loss decreased, compared to the prior period, primarily due to lower foreign currency translation losses for changes in our net asset position driven by favorable Asian and European foreign currency exchange rates.

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

We repatriated $130,000 of cash and cash equivalents during the nine months ended December 31, 2019. As of December 31, 2019, we had $314,525 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of December 31, 2019, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Our liquidity may be further impacted by additional factors, including our operating results, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivable in a timely manner and effectively manage our inventories, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in stock repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility and contains a $25,000 sublimit for the issuance of letters of credit. As of December 31, 2019, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $43,046. As of December 31, 2019, we had an outstanding balance of $6,019, outstanding bank guarantees of $28, and available borrowings of $36,999 under our China Credit Facility. Subsequent to December 31, 2019 through January 29, 2020, we made repayments of $6,019, had no outstanding balance, outstanding bank guarantees of $28, and had available borrowings of $43,018 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 5,500,000, or $50,622. As of December 31, 2019, we had no outstanding balance and had available borrowings of $50,622 under our Japan Credit Facility. Subsequent to December 31, 2019, we renewed the Japan Credit Facility through February 1, 2021 for an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,612, at the same interest rate.

Mortgage. As of December 31, 2019, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $31,056. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of December 31, 2019, we were in compliance with all debt covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our revolving credit facilities and mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
	2019	2018	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$238,725	$279,740	$(41,015)	(14.7)%
Net cash used in investing activities	(23,398)	(21,764)	(1,634)	(7.5)
Net cash used in financing activities	(186,927)	(167,157)	(19,770)	(11.8)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital. The decrease in net cash provided by operating activities during the nine months ended December 31, 2019, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $51,068, partially offset by a positive net change in net income after non-cash adjustments of $10,053. The changes in operating assets and liabilities were primarily due to net negative changes in inventories, net, trade accounts payable, other assets, income tax receivable, and income taxes payable, partially offset by net positive changes in trade accounts receivable, net, other accrued expenses and long-term liabilities.

Investing Activities. The increase in net cash used in investing activities during the nine months ended December 31, 2019, compared to the prior period, was primarily due to higher capital expenditures on information systems hardware, software, and enhancements, mostly offset by lower expenditures for warehouse improvements due to the completion of the Moreno Valley distribution center during the prior period.

Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2019, compared to the prior period, was primarily due to higher stock repurchases, partially offset by lower net borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended December 31, 2019, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2019 Annual Report.

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

There have been no material changes to the critical accounting policies disclosed in our 2019 Annual Report, except for the adoption of the new lease standard, beginning April 1, 2019. Refer to the section entitled "Recent Accounting Pronouncements" within Note 1, “General,” and Note 7, “Leases and Other Commitments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information for the impact on adoption of the new lease standard, as well as related disclosures.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of December 31, 2019, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $3,100. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our use of derivative contracts. As of December 31, 2019, there were no factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the nine months ended December 31, 2019. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements, included in Part I, Item 1 in this Quarterly Report, for further information on our revolving credit facilities.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

b) Internal Control over Financial Reporting

During the first quarter of fiscal year 2020, we updated our control framework for certain new internal controls and changes to certain existing internal controls related to the adoption of ASU No. 2016-02, as amended, otherwise known as the new lease standard, and related financial statement reporting and disclosure. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the nine months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

References in this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE®, Teva®, Sanuk®, Koolaburra® by UGG, and UGGpure® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names in this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

On May 10, 2019, a jury for the United States District Court for the Northern District of Illinois Eastern Division ruled in our favor in our willful trademark infringement and counterfeiting lawsuit against Australian Leather. On December 19, 2019, the court denied Australian Leather’s affirmative defense. Following entry of a final judgment, the court's rulings are subject to appeal.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information in this Quarterly Report, including Part I, Item 1 in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” of our condensed consolidated financial statements and accompanying notes thereto and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors,” in Part I, Item 1A, of our 2019 Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (SEC) on May 30, 2019 (2019 Annual Report), as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results, and prospects.

During the nine months ended December 31, 2019, except as specifically noted below, there were no material changes to the risks and uncertainties described in the section entitled "Risk Factors" in Part 1, Item 1A of our 2019 Annual Report.

Any natural or other disasters, including outbreaks of health epidemics, and other extraordinary events could severely disrupt our business operations.

Our operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquakes, fire, typhoons, floods, environmental accidents, power loss, communication failures and similar events. If any natural disaster or other extraordinary events were to occur in the area where we operate, our ability to operate our business could be seriously impaired. Our business could be materially and adversely affected by the outbreak of any health epidemic(s), and any prolonged occurrence of adverse public health developments could severely disrupt our business operations and adversely affect our results of operations. Our operations could also be severely disrupted if our suppliers, buyers and sellers, or business partners are affected by such natural disasters or health epidemics.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and operating results. These risks include:

•	foreign currency exchange rates fluctuations, which impact the prices at which products are sold to international consumers;

•	limitations on our ability to move currency out of international markets;

•	burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of such laws and regulations;

•	legal costs and penalties related to defending allegations of non-compliance with foreign government policies, laws and regulations;

•	inability to import products into a foreign country;

•	changes in US and foreign tax laws;

•	complications due to lack of familiarity with local customs;

•	difficulties associated with promoting and marketing products in unfamiliar cultures;

•	disruptions caused by regional natural disasters or health epidemics;

•	political or economic uncertainty or instability, including as a result of ongoing negotiations around Brexit or any similar referendums that may be held;

•	anti-American sentiment in international markets in which we operate;

•	changes in diplomatic and trade relationships between the US and other countries; and

•	general economic fluctuations in specific countries or markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized various stock repurchase programs pursuant to which we may repurchase our common stock. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make stock repurchases under these programs, if we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of December 31, 2019, we were in compliance with these agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2019:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase
October 1 - October 31, 2019	—	$—	$—	$159,807
November 1 - November 30, 2019	—	—	—	159,807
December 1 - December 31, 2019	—	—	—	159,807

*Any share repurchases are made as part of publicly-announced programs in open-market transactions.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 6, 2020