Form 10-K
period 2020-03-31
DECKERS OUTDOOR CORP
filed 2020-06-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2020

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
Yes ☐ No ☒

At September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $4,102,074,000, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $147.36. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 14, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,999,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended March 31, 2020 (Annual Report), and the information and documents incorporated by reference into this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference into this Annual Report, contain forward-looking statements relating to, among other things:

•	the impacts of the COVID-19 global pandemic on our operations, business, sales, and results of operations worldwide;

•	our business, operating, investing, capital allocation, marketing, and financing strategies;

•	the impacts of our ongoing operational system upgrades;

•	the expansion of our brands and product offerings, and changes to the geographic and seasonal mix of our products;

•	changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies and our decision to exit the warehouse channel for the Sanuk brand;

•	changes in consumer tastes and preferences to our brands and products, and the fashion industry;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and e-commerce businesses;

•	the impact of seasonality and weather on consumer behavior and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expectations relating to the expansion of Direct-to-Consumer (DTC) capabilities;

•	our consolidation of certain distribution center operations;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including operating leases and purchase obligations for product and raw materials;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact from adoption of recent accounting pronouncements; and

•	overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates and changes in fuel costs.

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

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA One One® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® (Koolaburra), UGGpure® (UGGpure), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all dollar amounts in Items 1, 1A, 2, and 3 herein are expressed in thousands, except for per share amounts. The defined periods for the fiscal years ended March 31, 2020, 2019, and 2018 are stated herein as “year ended” or “years ended.”

Item 1. Business

General

Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe that our products are distinctive and appeal broadly to women, men, and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our DTC business, which is comprised of our retail stores and e-commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent manufacturers.

Recent Developments

COVID-19 Global Pandemic. During early calendar year 2020, the COVID-19 pandemic (referred to herein as COVID-19 or the COVID-19 pandemic) spread globally, including throughout the geographic regions in which we operate our business, and where our wholesale customers, retail stores, manufacturers, and suppliers are located.

In response to the pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders have resulted in the mandatory closure of “non-essential” businesses (including retail stores), increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time.
We have experienced a number of material impacts resulting from the COVID-19 pandemic during the fiscal quarter ended March 31, 2020 and subsequent to our fiscal year end, and have taken certain precautionary measures intended to help minimize the risk to our business, employees, customers, and the communities in which we operate, including the following:

•
All of our Company-owned and operated stores, and nearly all of the retail stores of our wholesale customers and retail partners, were closed during a portion of our fourth fiscal quarter and largely remain closed during the first part of our first fiscal quarter ending June 30, 2020.

•
Our global e-commerce business, including both our owned websites as well as the online presence of our wholesale customers, has remained substantially operational throughout the COVID-19 pandemic, which has been positively impacted by customers migrating to online shopping and has mitigated some of the negative pressure we are experiencing within our wholesale and retail store businesses.

•
We experienced a brief period of disruption at our Moreno Valley, California, distribution center and, while operations have since returned, we are experiencing certain operational and logistical challenges as a result of limited and modified operations resulting from safety protocols and increased social distancing measures.

•	We experienced certain disruptions to sourcing with our third-party manufacturers and, while these disruptions have been mitigated, it is possible there will be disruptions in the future.

•	We have implemented a number of temporary measures to reduce operating expenses and mitigate the adverse impact the pandemic may have on our business and operations.

•	As of March 31, 2020, we had $649,436 in cash and cash equivalents and $469,473 available borrowings under our revolving credit facilities, providing a liquidity position of over $1,000,000.

•	We are temporarily pausing repurchases under our stock repurchase programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on the impacts to our business and results of operations and associated risks and uncertainties. Refer to Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for further information on our stock repurchase programs.

Products and Brands

We currently market our products primarily under five propriety brands, composed of our four primary brands and our other brands, which currently consist of the Koolaburra by UGG brand, as well as other discontinued brands during the periods presented (collectively, Other brands). Collectively, our brands compete across the fashion and casual lifestyle, performance, running and outdoor markets.

UGG. The UGG brand is one of the most iconic and recognized brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that appeals to women, men, and children. We intend to continue diversifying the UGG brand to drive year-round product sales, including through expansion of women’s spring and summer footwear, men’s products, apparel, home goods, and accessories. The UGG brand is sold both domestically and internationally in key markets including the United States (US), Europe, Asia-Pacific, Canada and Latin America.

HOKA. The HOKA brand is an authentic, premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within the run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth. We intend to leverage our domestic specialty strategy to expand and invest in international sales growth. We continue to build product extensions in trail and fitness. The HOKA brand is sold both domestically and internationally in key markets, including the US, Canada, Europe, and Asia-Pacific.

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

We distribute products sold in the US through our distribution center in Moreno Valley, California, as well as through a third-party logistics provider (3PL) in Pennsylvania. Our distribution center features a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers.

We completed the closure of our former distribution center in Camarillo, California during fiscal year 2020 and moved all of our Camarillo distribution operations to our Moreno Valley location.

Refer to Part I, Item 2, “Properties,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further disclosure and discussion.

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

HOKA Wholesale. We sell select HOKA brand footwear primarily through full-service domestic specialty retailers and select online retailers, including Fleet Feet, Road Runner Sports, Running Specialty Group, REI, Zappos.com, and Running Warehouse. We expect to expand our HOKA brand wholesale distribution into international markets, including through strategic partners such as Intersport and Sport 2000 in Europe and Xebio Group in Japan.

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

Direct-to-Consumer. Our DTC business is comprised of our retail stores and e-commerce websites. Our retail stores and websites are largely intertwined and interdependent. In an omni-channel marketplace, we believe many of our consumers interact with both our retail stores and our websites before making purchasing decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined, which are collectively designed to engender brand loyalty while increasing product sales and improving our inventory productivity, include the following:

•	“UGG Rewards”: We have implemented a consumer loyalty program under which points and awards are earned across the DTC business.

•	“Infinite UGG”: We provide online shopping access inside retail stores for all SKUs available on our e-commerce websites.

•
“Ship from Store”: Inventory that is available in our stores but out of stock online can be shipped from our stores. We expect future advancements in this capability will use algorithms to select the optimal fulfillment source.

•	“UGG Closet”: A limited e-commerce outlet channel that offers an online portal designed to provide an efficient way to close out inventory through direct sales to consumers.

•	“Buy Online / Return in-Store”: Our consumers can buy online and return products to our retail stores.

•	“Click and Collect”: Our consumers can buy online and have products delivered to certain retail stores for pick-up.

•	“Retail Inventory Online”: Our consumers can view specific store location inventory online before visiting the store.

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

As of March 31, 2020, we had a total of 145 global retail stores, which includes 76 concept stores and 69 outlet stores, and operated our e-commerce business through an aggregate of 28 Company-owned websites and mobile platforms in ten different countries.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on our DTC business.

Product Design and Development

The design and development functions for all of our brands are performed by a combination of internal design and development staff and outside freelance designers. Our design and development staff work closely with brand management to develop new styles and product lines. Throughout the development process, we have multiple design and development reviews, which we then coordinate with our independent manufacturers. To ensure quality, consistency, and efficiency in our product design and development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent manufacturers, and the target retail price of new products.

Manufacturing and Supply Chain

We outsource the production of our products to independent manufacturers, which are primarily located in Asia. We generally purchase products from our manufacturers on the basis of individual purchase orders or short-term purchase commitments, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and evolving inventory management requirements. However, we do have long-standing relationships with most of these independent manufacturers, and we may not be able to identify substitute alternative manufacturers to satisfy our desire for such flexibility. We require our independent manufacturers and designated suppliers to adopt our Ethical Supply Chain Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners and licensees to comply with our Restricted Substances Policy, Anti-Corruption Policy, Conflict Minerals Policy and Ethical Sourcing and Animal Welfare Policy, as well as other compliance policies and procedures, as a condition to conducting business with us.

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

The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate. At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin primarily from Australia and the United Kingdom (UK). We maintain routine communication with the tanneries to closely monitor the supply of high-quality sheepskin for our projected UGG brand production. To ensure an adequate supply of sheepskin, we forecast our expected usage in advance at a forward price. We also enter into purchasing contracts and other pricing arrangements with certain sheepskin and leather suppliers to manage the supply of sheepskin. We believe current supplies are sufficient to meet our current and anticipated demand, but we continually monitor our supply chain and investigate options to accommodate our expected growth, as well as unexpected supply chain issues. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

In an effort to partially reduce our dependency on sheepskin, we use a proprietary raw material, UGGpure, which is re-purposed wool woven into a durable backing, and UGGplush, which is re-purposed wool and lyocell woven into a durable backing, in some of our UGG brand products. As part of an ongoing effort to eliminate waste as part of our corporate sustainability efforts, most of the wool in UGGpure and UGGplush is sheared from the hides we are already using in our products. In addition, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance footwear product offering of the HOKA brand, which we believe will help further reduce our dependency on sheepskin. Excluding sheepskin, UGGpure and UGGplush, we believe that substantially all raw materials and components used to manufacture our products, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

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

We seek to manage our inventory levels by considering existing customer orders, forecasted sales and budgets, and the delivery requirements of our customers. As part of our operating profit improvement plan, we implemented systems and processes designed to improve our product forecasting, inventory control and supply chain management capabilities. In addition, added discipline around SKU productivity, product purchasing decisions, the reduction of production lead times, and the sale of excess inventory through our liquidation channels, are key areas of focus that we expect will further enhance inventory performance.

Our practice, and the general practice in our industry, is to offer retail customers the right to return defective or improperly shipped merchandise.

Backlog

We encourage our wholesale and distributor customers to place a significant portion of orders as pre-season orders, which are typically placed up to 12 months prior to the anticipated shipment date, as well as in-season fill-in orders that can be shipped immediately. We work with our customers through pre-season programs to enable us to better plan our production schedule, inventory, and shipping requirements.

We have historically defined backlog as unfilled customer orders from our wholesale customers and distributors as of any particular date, which represent orders expected to be shipped at a future date, some of which are subject to cancellation prior to shipment. Our calculation of backlog also includes bulk orders, which generally comprise larger volume orders from significant customer accounts. These types of orders typically have terms that allow customers to vary the location and timing of shipments. We believe backlog is an imprecise indicator of our actual product shipments and future results of operations and is not material to an overall understanding of our business, especially given that backlog excludes sales within our DTC segment, as well as in-season orders. The backlog as of a particular date is affected by a number of factors, including seasonality, the timing of customer orders, and the timing of product shipments.

As of March 31, 2020, our backlog was $1,022,900, which represents a 4.6% annual increase over our backlog as of March 31, 2019. Subsequent to March 31, 2020, we have experienced some cancellations related to COVID-19 disruptions, and as a result, as of May 14, 2020, our backlog has declined to be roughly flat compared to the prior period. We are currently reviewing the order book with our wholesale customers, and our backlog may decrease further due to additional order cancellations or deferrals.

Our People and Our Culture

Employees. As of March 31, 2020, we employed approximately 3,600 employees in North America, Europe, and Asia. This includes approximately 1,600 employees in our retail stores worldwide, which includes part-time and seasonal employees. For a variety of reasons, we believe that our relationship with our employees is favorable.

Encouraging Diversity. We strive to create a culture of inclusion where employees are able to freely contribute equally regardless of gender, age, race, disability or sexual orientation. Our Code of Ethics, which all employees are trained on bi-annually, codifies these values. Our employee-led initiative, VOICES, is an avenue that elevates employee issues and celebrates our uniqueness. We have obtained EDGE (Economic Dividends for Gender Equality) Certification in the US, the leading global assessment and business certification for gender equality.

Environmental, Social and Governance (ESG)

As a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories, our worldwide scope and impact is significant. Equally significant is the responsibility we believe we have to our stakeholders, including our consumers, employees, stockholders, and the communities we serve. We believe consumers are increasingly buying brands that advance sustainable business practices and deliver quality products while striving for minimal environmental impact with socially conscious operations. We employ socially conscious operations and sustainable business practices, with the goal of continuing to deliver quality products to our consumers and sound financial performance to our stockholders, while minimizing the environmental impact of our business footprint. Our sustainability policies and strategies are aligned with, and informed by, our ongoing efforts with multi-stakeholder initiatives, which involve our employees, our suppliers and our customers, as well as other brands and non-governmental organizations. Through our Corporate Responsibility and Sustainability Program, we expect to continue to advance our sustainable business initiatives with the goal of consistently delivering brand promises that meet consumer expectations. As a result of our efforts, we have been recognized by Investor’s Business Daily as one of the “50 Best ESG Companies” during fiscal year 2020.

ESG Governance. Our Sustainability and Compliance Officer is responsible for the day-to-day management of our Corporate Responsibility and Sustainability program. The Corporate Governance Committee of our Board of Directors, which is comprised of three independent directors, oversees our Corporate Responsibility and Sustainability efforts.

Our Sustainability and Compliance program aligns our internal teams with our sustainable development goals (SDGs) and establishes policies to encourage our partners and suppliers to employ sustainable business practices. We annually assess risks related to ESG issues as part of our overall enterprise risk management approach. In addition, our internal audit team provides periodic targeted reviews of our ESG-related policies and procedures to the Audit Committee.

Sustainable Development Goals. Achieving measurable sustainability success is critical to our future economic and business growth, and we work to establish SDGs that we believe will make the most significant impact for our business, our stockholders, and our communities. We are members of the United Nations Global Compact (UNGC), which is the world’s largest voluntary corporate sustainability initiative. This membership requires an annual statement of progress, which is reflected in our Corporate Responsibility Report. Our Sustainability and Compliance Officer identifies specific SDGs set forth in the UNGC, which guide our supply chain and brand business teams’ efforts to address environmental and social challenges. Our SDGs are currently focused on eight categories where we believe we can make substantial impacts.

The following is a brief overview of our current SDGs and related fiscal year 2020 achievements:

•
Materials. We sourced the vast majority of our leather supplies from Leather Working Group-certified tanneries, which promote sustainable and environmentally-friendly business practices within the leather industry. We continue to seek sustainable alternatives for key product materials, with a goal to source at least 90% of our materials from suppliers certified by third-party benchmarking organizations.

•
Waste. Our distribution center in Moreno Valley, California is implementing efforts to become a zero-waste facility. We are taking steps towards removing single-use plastic at our corporate headquarters, retail stores and distribution center. We are piloting tracking programs with certain manufacturing partners to monitor waste disposal methods.

•
Animal Welfare. We do not believe in the exploitation or killing of animals solely for the purpose of their fur. We only use hides which are the byproduct of the meat industry and, with our innovative UGGpure and UGGplush technologies, the wool used in our UGG brand footwear is almost entirely re-purposed from hides we are already using. We require our supply chain partners to annually certify compliance with our Ethical Sourcing and Animal Welfare Policy.

•
Water. We have reduced our water usage through manufacturing process improvements and have encouraged our manufacturing partners and suppliers to do the same by measuring their water output. Our SDG seeks to reduce water consumption and improve water quality throughout our operations and the communities in which we operate including a target that at least 90% of our core factory partners and suppliers apply industry best practices regarding water treatment and usage.

•	Chemicals. We seek to achieve environmentally sound management of chemicals and reduce the discharge of hazardous substances among our key business partners.

•
Climate and Clean Energy. We strive to increase our year-over-year solar power usage at our headquarters and distribution centers, as well as to integrate climate change measures into our policies and planning. We measure energy usage by certain of our partners to encourage reduced energy consumption.

•
Gender Equality and Quality Education. In addition to our own corporate diversity and inclusion efforts, we promote gender equality and quality education at our supply chain partners through our partnership with HERproject.

•
Human Rights. We have established robust criteria in our Ethical Supply Chain Supplier Code of Conduct based on International Labour Organization standards and audit our supply chain pursuant to such criteria on an ongoing basis. Audit results are included on performance scorecards for regular review by our executive management.

Our fiscal year 2020 Corporate Responsibility Report, which will be published under the “Responsibility” tab of our website located at www.deckers.com, will provide more information on our fiscal year 2020 ESG achievements. We believe that the progress of our corporate responsibility efforts is served by disclosing goals and relevant metrics and, to that end, we are working to align our Corporate Responsibility Report with the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (commonly referred to as TCFD), Global Reporting Initiative’s (commonly referred to as GRI) Core Standards, and Sustainability Accounting Standards Board’s (commonly referred to as SASB) Consumer Goods Standards. The content of our Corporate Responsibility Reports is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. Since 2006, we have donated over 1 million pairs of shoes to Soles4Souls and Good360, non-profit organizations that distribute shoes to those in need. During fiscal year 2020, we donated $1,700 to various non-profit organizations. Additionally, we have committed over $1,000 in funds and product donations to address the impacts of the COVID-19 pandemic on the communities in which we operate. Further, during fiscal year 2020, we dedicated our strategic giving and engagement efforts to categories related to our SDGs, our business, and our communities. Our community-engagement efforts focused on arts and culture, human services, education, international affairs, environment and animal welfare, and health and society. We encourage our employees to volunteer by compensating them for up to 24 hours of volunteer time each year.

Reportable Operating Segments and Geographic Areas

Our six reportable operating segments include the five strategic business units responsible for the worldwide operations of the wholesale divisions of our brands (UGG, HOKA, Teva, Sanuk, and Other brands), plus our DTC business. Refer to Note 12, “Reportable Operating Segments,” for further discussion of our reportable operating segments and to Note 13, “Concentration of Business,” of our consolidated financial statements in Part IV within this Annual Report for financial information about geographic areas and concentration of related business risks.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles and growing the year-round net sales of the HOKA brand as a percentage of our aggregate net sales, we expect the seasonality trends that have resulted in significant variations in our aggregate net sales from quarter to quarter to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic.

For further discussion of the factors that may cause our actual results to differ materially from our expectations, as well as factors that may impact our future results of operations, refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report.

Competition

The markets in which we operate are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Although the footwear industry is fragmented, many of our competitors are larger and have substantially greater resources, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of e-commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel, and accessories industry. In particular, and in part due to the popularity of our UGG brand and HOKA brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our products. We believe that our ability to successfully compete depends on numerous factors, including our ability to assess and respond quickly to changing consumer tastes and preferences, produce appealing products that meet expectations for product quality and technical performance, maintain and enhance the image and strength of our brands, price our products competitively, and weather the impacts and disruptions caused by the COVID-19 pandemic, among others.

In addition, we believe that our key customers face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion of the potential impact of competition on our business and results of operations.

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA One One,” “Koolaburra,” “UGGpure,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union, Japan, and Korea. As of March 31, 2020, we hold 185 designs and inventions with corresponding design or utility patent registrations, plus seventeen designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

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

We also make the following corporate governance documents available through our website: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter, Corporate Disclosure Policy, Code of Ethics, Corporate Responsibility Report, Restricted Substance Policy, Ethical Supply Chain Supplier Code of Conduct, Accounting and Finance Code of Conduct, Corporate Governance Guidelines, and Conflict Minerals Policy.

The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in our common stock involves substantial risk. Before deciding to purchase, hold or sell our common stock, stockholders, and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the value of our common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report for additional information.

The COVID-19 global pandemic has had, and other public health crises or epidemics could in the future have, a material adverse impact on our business, operations, liquidity, financial condition, results of operations, the operations of our customers and business partners, and the markets and communities in which we and our customers and partners operate.

The COVID-19 pandemic has had, and other public health crises or epidemics in the future could have, repercussions across local, regional, and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and contributed to volatility in and negative pressure on financial markets. In response to the COVID-19 pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented or extended, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events, among other effects that could negatively impact our operations, as well as the operations of our partner retail stores, wholesale customers, suppliers, third-party distributors, and manufacturers.

The COVID-19 pandemic has resulted in a significant decrease in discretionary spending and retail activity, rapid rise in unemployment, and a sudden decrease in global economic activity, and many businesses, including our Company, have experienced, and anticipate that they will continue to experience, a significant negative impact on their financial condition, results of operations, and liquidity. For example, during portions of our fourth fiscal quarter ended March 31, 2020, and during the first part of our first fiscal quarter ending June 30, 2020, nearly all of our Company-operated stores, our partner retail stores, and the retail stores of our wholesale customers were closed as a result of government orders or restrictions, and may remain closed in certain geographies in future periods. In response to such store closures, as well as the social distancing measures and other restrictions resulting from the pandemic, we have temporarily furloughed certain retail store employees while stores are closed and transitioned nearly all of our other employees able to work remotely to a remote work environment. Although we have not experienced a material impact on productivity from shifting our employees to a remote work environment, there is no guarantee that our employees will be as effective while working remotely. In addition, despite the implementation of reasonable security measures by us and our third-party providers, our systems and information may be more susceptible to cyber-attacks or data security incidents with significantly more of our work force working remotely. Furthermore, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees, which may have the impact of delaying the completion of certain projects or other strategic objectives.

In addition, the demand for our products, as well as our results of operations, have been and could continue to be adversely impacted due to a number of other factors, including the following:

•
reduced consumer demand for our products as consumers seek to reduce or delay spending in response to the impacts of COVID-19, including from the recent rise in unemployment rates, decreased discretionary spending, and diminished consumer confidence;

•	decreased store traffic as a result of retail store closures, social distancing restrictions or changes in consumer behavior;

•	a deterioration in our ability, or the ability of our wholesale customers, to operate in affected geographic regions;

•	reduced availability of our supply of raw materials;

•	the failure of key business partners to provide services, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us;

•
bankruptcies or other financial difficulties facing our wholesale customers, which could cause them to be unable to make or delay making payments to us, or resulting in cancellation of or reducing their orders;

•	seasonality impacts on the demand for certain products, which could be further exacerbated by government restrictions and changes in consumer behavior;

•	the ability of our distribution center and 3PLs to timely and accurately process orders, especially during periods of heightened demand; and

•	incremental costs resulting from adoption of preventative measures, including social distancing requirements.

The full extent of the impact of the COVID-19 pandemic on our business and operations is highly uncertain and subject to change, and will depend on a number of factors beyond our control, including, without limitation, the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, the impact of the pandemic on the businesses of our wholesale customers, suppliers, third-party distributors, manufacturers, or retail partner stores, the extent and duration of any economic recessionary conditions, and the impact on the financial markets and our access to capital. We expect any further spread of the COVID-19 pandemic (including the potential for a second wave of the disease), or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results, or on the business, operations and financial results of our customers and business partners. In addition, to the extent the duration of the pandemic results in negative impacts to our business during our peak selling season for the UGG brand, it could result in a significantly greater adverse effect on our financial condition and results of operations than we have experienced thus far.

Many of our products are inherently seasonal, and the sales of our products are highly sensitive to weather conditions, which makes it difficult to anticipate consumer demand for our products, manage our expenses, and forecast our financial results.

Due to the nature of many of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG brand net sales have occurred in the fall and winter months (our second and third fiscal quarters), and the highest percentage of Teva brand and Sanuk brand net sales have occurred in the spring and summer months (our first and fourth fiscal quarters). Due to the magnitude of the UGG brand relative to our other brands, this trend has resulted in our net sales for the second and third fiscal quarters significantly exceeding our net sales in the first and fourth fiscal quarters. While we have taken steps to diversify our product offerings, both by creating more year-round styles and expanding product offerings within our existing brands, and by acquiring and developing new brands, we expect this trend to continue for the foreseeable future. It is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic.

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

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand, including consumer spending patterns, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and tastes, which make it difficult to anticipate demand for our products and forecast our financial results. We believe there are many factors that may affect the demand for our products, including:

•	seasonality, including the impact of anticipated and unanticipated weather conditions;

•	consumer acceptance of our existing products and acceptance of our new products, including our ability to develop new products that address the needs and preferences of new consumers;

•	consumer demand for products of our competitors;

•	the implementation of our segmentation approach to the distribution of certain of our products;

•	consumer perceptions of and preferences for our products and brands, including as a result of evolving ethical or social standards;

•	the extent to which consumers view certain of our products as substitutes for other products we manufacture;

•	publicity, including social media, related to us, our products, our brands, our marketing campaigns and our celebrity endorsers;

•	the life cycle of our products and consumer replenishment behavior;

•	evolving fashion and lifestyle trends, and the extent to which our products reflect these trends;

•	brand loyalty;

•	changes in consumer confidence and buying patterns, and other factors that impact discretionary income and spending;

•	legislation restricting our ability to use certain materials in our products;

•	changes in general economic, political, and market conditions; and

•	pandemics or other outbreaks of illness or disease, such as the COVID-19 pandemic.

Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes for footwear, apparel, and accessories, as well as consumer spending patterns. As our brands and product offerings continue to evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. For example, many UGG brand products include a fashion element and could go out of style at any time. Furthermore, we are dependent on consumer receptivity to our new products and to the marketing strategies we employ to promote those products. Consumers may not purchase new models and styles of footwear, apparel, and accessories in the quantities projected or at all. Further, consumer spending may be adversely impacted by economic conditions, including consumer confidence in the economy, employment, salary and wage levels, the availability of consumer credit, and general costs of living. For example, we are experiencing, and could continue to experience, decreased demand for our products arising out of the impacts of the COVID-19 pandemic. If we fail to predict or react appropriately to changes in consumer preferences and fashion trends or fail to adapt to shifting spending patterns or demand, consumers may consider our brands and products to be outdated or unattainable or associate our brands and products with styles that are no longer popular, which may adversely affect our overall financial performance.

Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. The value of our brands is largely based on evolving consumer perceptions, and concerns with respect to factors such as product quality, product design, technical performance, product components or materials, or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. In addition, negative claims or publicity regarding us, our products, our brands, our marketing campaigns, or our celebrity endorsers, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

If we are unable to sustain the cost reductions and profitability improvements achieved from the implementation of our restructuring and operating profit improvement plans, we may not achieve results of operations in line with our expectations, which could cause our stock price to decline.

As of March 31, 2019, we completed implementing a restructuring plan designed to reduce overhead costs and create operating efficiencies while improving collaboration across our brands, and also completed the implementation of an operating profit improvement plan designed to improve profitability by enhancing product development cycle times, optimizing material yields, consolidating our factory base, and relocating product manufacturing and distribution facilities. However, we may not be able to sustain the cost reductions, profitability improvements, or other expected benefits of these plans in future periods. General economic and market conditions, including the impacts and disruptions caused by the COVID-19 pandemic, could impact our revenue and increase our costs and operating expenses. If we fail to sustain or expand operating profit improvements in line with our expectations, or with the expectations of research analysts or other market participants, it could have a material adverse impact on our financial performance, which could cause our stock price to decline. Further, our attempts to sustain or expand operating profit improvements may require additional investments and divert management’s time and resources, which may impede our ability to achieve our other strategic objectives.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations.

The footwear, apparel, and accessories industry is highly competitive, and subject to changing consumer preferences and tastes, we expect to continue to face intense competitive pressures. We believe we compete on the basis of a number of factors, including our ability to:

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

Our inability to compete effectively with respect to one or more of these factors could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations. Furthermore, the disruptions and impacts caused by the COVID-19 pandemic may ultimately require us to reduce, potentially by a significant margin, our opportunities in certain markets, which could negatively impact our prospects for long-term growth.

Our competitors include athletic and footwear companies, branded apparel and accessories companies, home goods and sporting goods companies, and specialty retailers with their own private labels. In addition, these competitors include both established companies, as well as newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG brand, certain competitors have entered the marketplace specifically in response to the success of our brands, and that other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers and other market participants. Our competitors’ greater resources and capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly, develop products with superior technical capabilities, market their products and brands more successfully, identify or influence consumer preferences, withstand the impacts of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that factors such as access to offshore manufacturing and changes in technology will make it easier and more cost effective for these companies to compete with us.

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

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may only be found in limited geographic locations. We presently rely on only two tanneries to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we deliver to consumers do not conform to our quality specifications or fail to meet consumer expectations, we could experience reduced consumer demand for our products, a higher rate of customer returns and negative impacts to the image of our brands, any of which could have a material adverse impact on our business. Furthermore, the significant disruptions caused by the COVID-19 global pandemic, especially in certain countries in Asia, could have a prolonged negative impact on our ability to source sufficient sheepskin from our tanneries to meet demand, which could damage our brand image and adversely impact our sales.

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

While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our consumers and our competitors has changed. We believe the significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Most of these factors are not considered predictable or within our control. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margins. In an effort to partially reduce our dependency on sheepskin, we are using UGGpure, which is a wool woven into a durable backing, in some of our UGG brand products. In addition, we use purchasing contracts and other pricing arrangements to attempt to reduce the potential impact of fluctuations in sheepskin prices on our results of operations. However, in the event of a prolonged increase in sheepskin prices such as what we have experienced in the past, these strategies may not be sufficient to offset the negative impact on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the impact on our gross margins and our financial results may suffer.

Further, our industry is characterized by rapidly changing fashion trends and consumer preferences. We believe there is a growing trend within the fashion industry towards eliminating the use of certain animal products, most notably fur. For example, legislation has been passed in the US banning the sale of fur in certain cities, and similar legislation is being considered in other geographic locations, including New York City. While the use of leather goods and sheepskin has typically not been subject to this type of legislation, it is possible that future legislation could have the impact of restricting or eliminating our ability to use sheepskin in the products we sell in certain geographic locations. In addition, notwithstanding whether specific legislation is passed, it is possible that consumer preferences and tastes may change based on evolving ethical or social standards, such that our products may potentially become less desirable to certain consumers. Because sheepskin is currently used to manufacture a significant portion of our UGG brand products, any legal or social impediments to the sale of products that include sheepskin, especially within our large target markets, could have a material adverse impact on our business, financial condition, and results of operations.

If we are unsuccessful at improving our operational systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and results of operations could be adversely affected, and our business may become less competitive.
We continually strive to improve, automate and streamline our operational systems, processes and infrastructure as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. While these efforts have resulted in some improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been, and may continue to be, incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. If our operational system upgrades and improvements are not successful, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

In addition, our operational system upgrades have the potential to be disruptive to our existing business operations as our managers and employees attempt to learn new software programs and control systems, and adapt to new operating requirements, while continuing to manage and operate our business. These difficulties could be exacerbated by the impacts of the COVID-19 pandemic as our employees are faced with challenges of adapting to new processes and systems while working remotely. If we are unable to successfully manage any disruption to our business caused by our operational systems upgrades, we could incur unanticipated expenses, loss of customers, and harm to our reputation, any of which would harm our business.

If we are unsuccessful at managing product manufacturing decisions, which are required to be made months in advance of the purchase of our products, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse impact on our financial condition and results of operations.

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

Once manufacturing decisions are made, it is difficult for our management to predict and timely adjust expenses in reaction to various factors, including the following:

•	unfavorable weather patterns and their potential impacts on consumer spending patterns and the demand for our products;

•	changes in consumer preferences and tastes, discretionary spending, as well as prevailing fashion trends;

•	market acceptance of our current products and new products, as well as market acceptance of competitive products;

•	future sales demand from our wholesale customers;

•	the competitive environment, including pricing pressure resulting from reduced pricing of competitive products, which may cause consumers to shift their purchasing decisions away from our products;

•	delays in resource or product availability due to impacts from widespread illness or disease, including the COVID-19 pandemic; and

•	uncertain macroeconomic and political conditions.

The evolution and expansion of our brands and product offerings has made our inventory management activities more challenging. For example, if we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margins. On the other hand, if we underestimate demand, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished. In either event, these factors could have a material adverse impact on our financial condition and results of operations.

It may be difficult to identify new retail store locations that meet our requirements, and any new retail stores may not realize returns on our investments.

While we expect to identify additional retail stores for closure as part of our ongoing retail store fleet optimization efforts, we may simultaneously identify opportunities to open new retail stores in the future. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales at a new store location, we may be unable to reduce expenses in order to avoid losses or negative cash flows. As we have experienced in the past, due to the high fixed cost structure associated with the retail business, the closure of a retail store can result in a significant negative financial impact, including lost sales, write-offs of retail store assets and inventory, lease termination costs, and severance costs. In light of the significant costs and impairments that can be incurred upon the closure of a retail location, we expect to conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location that we may identify will ultimately generate a positive return on our investment or that our investment in a retail store will increase our sales. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Furthermore, we license the right to operate retail stores for our brands to third parties through our partner retail program. We expect to increase both the number of third parties we engage within our partner retail program and the number of stores that they operate, but these efforts may be delayed in light of retail store closures, work stoppages, and other disruptions due to the COVID-19 pandemic. We currently plan for most of the partner retail stores to be operated in international markets, with the largest increase anticipated to be in China. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our overall brand image to suffer.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands directly to consumers. If a retailer or distributor partner fails to satisfy contractual obligations or to otherwise meet our expectations, or experiences complete or partial closure or other operational issues resulting from government restrictions, reduced consumer demand or other factors, it may be difficult to locate an acceptable substitute partner. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, or increased credit or inventory risk. In addition, there is no guarantee that any replacement retailer or distributor partner will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase our products. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates for our wholesale customer orders as a key factor in forecasting our sales and earnings for future periods. If any of our major customers experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us, which could result in us failing to meet our forecasted results. These risks have been exacerbated recently as our key retail customers are operating within a retail industry that continues to undergo significant structural changes fueled by technology and the internet, changes in consumer purchasing behavior, and a shrinking retail footprint. These trends have been further impacted by the COVID-19 pandemic. We may lose key retail and wholesale customers if they fail to manage the impact of the rapidly changing retail environment. Any loss of one of these key customers, the financial collapse or bankruptcy of one of these customers, or a significant reduction in purchases from one of these customers could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations.

As a result of marketplace uncertainty and competitive environment, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce the pricing of our products in order to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.

Failure to adequately protect our intellectual property rights, to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights, and other intellectual property rights. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect intellectual property rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it would allow our competitors to sell products that are similar to and directly competitive with our products, which could reduce sales of our products. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively impact our business and results of operations.

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

In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey, and the Netherlands. Any court decision or settlement that prevents trademark protection of our brands, that allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributer to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales.

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. For example, we are considering expanding our partner retail program in certain markets based on our analysis of the market opportunity and business efficiencies. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model for certain brands. However, we may shift from a direct distribution model to a third-party distribution model for certain brands. Further, we are exploring relationships with third parties for the expansion of the UGG brand into different product categories, including licensee and sourcing agent arrangements. Such efforts may be mitigated or suspended as we navigate the impacts of the COVID-19 pandemic and implement prudent cost-saving measures. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees and skilled personnel, we may not be able to achieve our strategic objectives and our results of operations may suffer.

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

Competition for executive officers, key employees and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel. Further, our headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our geographic location. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, our results of operations may suffer, and we may be unable to compete in the market. In addition, in an effort to manage the financial uncertainty involved with the COVID-19 pandemic, we have delayed the hiring of certain non-essential employees, which could have the impact of delaying completion of certain projects or other strategic objectives.

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

Lastly, in an effort to protect the health and safety of our employees during the COVID-19 pandemic, we have transitioned most employees (except for retail store and distribution center employees) to a remote work environment. Although we have not experienced a material impact from shifting our employees to a remote work environment, there is no guarantee that our employees will be as effective while working remotely due to a number of factors, including the inability of team members to communicate as effectively in a remote environment, the reality that employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who become sick), and employees may become sick themselves and unable to work. If the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could have an adverse impact on the productivity of our employees, which would harm our business and impede our ability to achieve our strategic plan.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business.

We rely upon a broad network of warehouse and distribution facilities in order to store, sort, package and distribute our products both domestically and internationally. In the US, we distribute products primarily through a self-managed distribution center in Moreno Valley, California. During fiscal year 2020, we completed the move of all of our Camarillo, California distribution operations to our Moreno Valley location and closed our Camarillo distribution center. This distribution center features a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. However, we could face a significant disruption in our domestic distribution center operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur as a result of damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems, or as a result of mandatory or elective closure in response to government restrictions or orders addressing the COVID-19 pandemic. If our domestic distribution center operations are impeded for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.

Internationally, we distribute our products through a number of distribution centers managed by 3PLs in Canada, China, Japan, the Netherlands, and the UK. We also distribute our products through a domestic 3PL, located in Pennsylvania. We depend on these 3PLs to manage the operation of their distribution centers as necessary to meet our business needs. If the 3PLs fail to manage these responsibilities, our international distribution operations could face significant disruptions. For example, we could face disruptions in these operations as a result of ongoing uncertainty around Brexit or the COVID-19 pandemic. The loss of or disruption to the operations of any one or more of these facilities could materially adversely impact our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential impact of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely on independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, although we do not have direct control over the manufacturers or their suppliers. We depend on these independent manufacturers for a number of functions that are critical to our operations, including financing the production of goods ordered, maintaining manufacturing capacity, complying with our restricted substances policy, and storing finished goods in a safe location pending shipment. If the independent manufacturers fail to manage these responsibilities, or if they were to experience significant disruption to their business, we may be unable to ensure timely delivery of products, products may not be delivered in sufficient quantities, and products may fail to meet our quality standards. If any of these events were to occur, we may not be able to fill customer orders or product may be inadvertently delivered that does not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

We do not currently have long-term contracts with these independent manufacturers, and so are not assured of a long-term, uninterrupted supply of products from them. While we do have long-standing relationships with most of these independent manufacturers, any of them may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge, or extract other concessions from us. In the event of a termination of an existing relationship with a manufacturer, we may not be able to substitute alternative manufacturers that are capable of providing products of a comparable quality, in a sufficient quantity, at an acceptable price, or on a timely basis. If we are required to find alternative manufacturers, we could experience a delay in the manufacturing of our products, increased manufacturing costs, as well as substantial disruption to our business, any of which could negatively impact our results of operations.

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. For example, we keep proprietary materials that are required for the production of our products, such as shoe molds and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to these proprietary materials, whether as a result of natural disasters, outbreak of hostilities, or other adverse events, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are located in Asia. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•	tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products;

•	increasing transportation costs, delays and interruptions, and a limited supply of international shipping capacity;

•	delays during shipping, at the port of entry or at the port of departure;

•	increasing labor costs and labor disruptions;

•	poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

•	restrictions on the transfer of funds from foreign jurisdictions;

•	changing economic and market conditions;

•	changes in governmental policies and regulations, including with respect to intellectual property, labor, safety, and environmental regulations;

•	refusal to adopt or comply with our Ethical Supply Chain Supplier Code of Conduct, Conflict Minerals Policy, and Restricted Substances Policy;

•	customary business traditions in certain countries such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

•	decreased scrutiny by custom officials for counterfeit products;

•	practices involving corruption, extortion, bribery, pay-offs, theft, and other fraudulent activity;

•	social unrest and political instability, including acts of war and other external factors;

•	heightened terrorism security concerns, which could subject imported or exported products to more frequent or more lengthy inspections;

•	use of unauthorized or prohibited materials or reclassification of materials;

•	disease epidemics, including the COVID-19 pandemic, or other health-related concerns that could result in a reduced workforce or scarcity of raw materials;

•	disruptions caused by natural or other disasters; and

•	adverse changes in consumer perception of goods sourced from certain countries.

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

Our sales in international markets are subject to a variety of legal, regulatory, political, cultural and economic risks that may adversely impact our results of operations in certain regions.

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and results of operations. These risks include:

•	foreign currency exchange rates fluctuations, which impact the prices at which products are sold to international consumers;

•	limitations on our ability to move currency out of international markets;

•	burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of such laws and regulations;

•	legal costs and penalties related to defending allegations of non-compliance with foreign government policies, laws and regulations;

•	inability to import products into a foreign country;

•	changes in US and foreign tax laws;

•	complications due to lack of familiarity with local customs;

•	difficulties associated with promoting and marketing products in unfamiliar cultures;

•	political or economic uncertainty or instability, including as a result of ongoing negotiations around Brexit or any similar referendums that may be held;

•	changes in unemployment rates and consumer spending due to the COVID-19 pandemic or other factors that are outside of our control;

•	anti-American sentiment in international markets in which we operate;

•	changes in diplomatic and trade relationships between the US and other countries; and

•	general economic fluctuations in specific countries or markets.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative impact on our financial results.

We operate on a global basis, with 34.3% of our net sales for the year ended March 31, 2020 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to greater foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected.

We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, re-measurements, or translations could materially impact our consolidated financial statements.

Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our culture and core values over time, we may be unable to foster the passion, creativity, teamwork, focus, and innovation that we believe have contributed to the growth and success of our business. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we continue to pursue our goals and implement new strategies, we may find it difficult to maintain our corporate culture. This difficulty may be exacerbated by the COVID-19 pandemic, which has resulted in travel restrictions, quarantines, shelter-in-place orders, and similar government restrictions that collectively may make it more difficult for employees to interact, communicate and innovate.

Labor disruptions could negatively impact our results of operations and financial position.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes, shortages, and stoppages that affect the operations of our independent manufacturers, tanneries, transportation carriers, retail stores, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or similar disruptions. For example, in recent years, labor disputes at US shipping ports have impacted the delivery of our products. In addition, there is the potential for labor disruptions in the UK as a result of ongoing uncertainty around Brexit. Furthermore, we have experienced challenges attracting and retaining employees to staff our distribution center operations as we increasingly compete with companies with e-commerce businesses. Any such challenges or disruptions may have a material adverse effect on our business by potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.

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

In addition, we cannot predict whether future domestic and foreign laws, regulations, or specific or broad trade remedy actions, or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues.

In the US and globally, international trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. These major revisions include the renegotiation and implementation of the North America Free Trade Agreement, now entitled the US-Mexico-Canada Trade Agreement (commonly referred to as USMCA), which has been ratified by all three countries. Following Brexit in Europe, the UK is undergoing a lengthy negotiation with the EU to determine the terms of the UK’s future relationship with the EU. Changes in tax policy, such as the Tax Cuts and Jobs Act (Tax Reform Act), or trade regulations could cause us to encounter new customs duties, which in turn may require us to implement new supply chains, withdraw from certain restricted markets or change our business methods, could make it difficult to obtain products of our customary quality at a competitive price and could lead to an increase in the cost of our products.

The continued negotiation of bilateral and multilateral free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers. Manufacturers in these locations may seek to export footwear, apparel, and accessories to our target markets at preferred rates of duty which may negatively impact our sales and operations.

Trade relations between our sourcing venues (particularly China) and the US have created uncertainty for all US businesses that source or market in China. Since March 2018, the US has imposed import duties ranging from 5% to 25% on imports from China, which has caused China to retaliate with additional tariffs on US exports. In August 2019, the US government announced a 15% import duty on approximately $300 billion of imports from China, including footwear, apparel, and accessories that we import from China. The 15% import duty became effective on September 1, 2019, for a portion of the covered products. Import duties for the remaining covered products were scheduled to become effective on December 15, 2019 but were suspended indefinitely as part of the Phase One trade agreement between the US and China that was signed on January 15, 2020. In addition, as of February 14, 2020, the 15% tariff that was implemented on September 1, 2019 was reduced to 7.5%. Due to the current status of trade relations between the US and China, the potential for further import duties or other restrictions on imports from China remains. Any additional tariff could increase the cost of sourcing in China, our own margins, and possibly the price of our products to consumers. Previously, we had begun transitioning our sourcing of footwear from China to Vietnam as part of our supplier optimization strategy. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, and results of operations.

Transportation and distribution costs may be adversely impacted by a number of factors, including new regulations, increased demand, increased fuel and labor costs, political and economic instability. As a result of the COVID-19 pandemic, reductions in the number of ocean carrier voyages and capacity may cause some delay in arrivals of imports. Ongoing ocean carrier consolidation and reduced capacity, congestion at major international gateways and other economic factors are challenging ocean transportation generally. For example, new mandates to reduce the use of “low sulfur” fuel in certain container vessels will increase the cost of ocean transport globally, with surcharges already announced by the carriers. In addition, in the US, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers, may disrupt our supply chain, which may result in a delay in the shipment of our products and cause us to incur significant additional costs.

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

As part of our overall strategy, we may periodically consider strategic acquisitions in order to expand our brands into complementary product categories and markets, or to acquire new brands, technologies, intellectual property, or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Acquisitions of businesses and assets involve numerous risks, challenges and uncertainties, including the potential to:

•	expose us to risks inherent in entering into a new market or geographic region;

•	lose significant customers or key personnel of the acquired business;

•	encounter difficulties managing and implementing acquired assets, including new brands, products, technologies, and intellectual property assets;

•	encounter difficulties marketing to new consumers or managing geographically-remote operations;

•	divert management’s time and attention away from other aspects of our business operations; and

•	incur costs relating to a potential acquisition that we fail to consummate, which we may not be able to recover.

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

A security breach or other disruption to our information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, supplier, or sensitive company information or could disrupt our operations, which could damage our relationships with customers, suppliers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition, or results of operations.
Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers, credit card information, the personal information of our employees, information relating to customer preferences, and our proprietary financial, operational, and strategic information. The protection of this information is vitally important to us as the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such information could lead to significant reputation or competitive harm, result in litigation involving us or our business partners, expose us to regulatory proceedings, and cause us to incur substantial liabilities, fines, penalties, or expenses. As a result, we believe our future success and growth depends, in part, on the ability of our key business processes and systems, including our information technology and global communication systems, to prevent the theft, loss, misuse, unauthorized disclosure, or unauthorized access of this personal, confidential, and sensitive information, and to respond quickly and effectively if data security incidents do occur. As with many businesses, we are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition, or results of operations.
The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents has significantly increased in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks and incidents. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.
In addition, although we take the security of our information technology systems seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining access to our systems and information. Despite the implementation of reasonable security measures by us and our third-party providers, our systems and information may be susceptible to cyber-attacks or data security incidents. These risks may be exacerbated in the remote work environment. In addition, because the techniques used to obtain unauthorized access to information technology systems are constantly evolving and becoming more sophisticated, we may be unable to anticipate these techniques or implement adequate preventive measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, have the potential to limit our ability to complete sales or ship products to our customers, harm relationships with our suppliers, or restrict our ability to meet our customers' expectations with respect to their online or retail shopping experience.
A cyber-attack or other data security incident could result in the significant and protracted disruption of our business such that:

•	critical business systems become inoperable or require a significant amount of time or cost to restore;

•	key personnel are unable to perform their duties, communicate with employees, customers, or third-party partners;

•	it results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, supplier, or company information;

•	we are prevented from accessing information necessary to conduct our business;

•	we are required to make unanticipated investments in equipment, technology or security measures;

•	key wholesale and distributor customers cannot place or receive orders, and we are unable to ship orders on a timely basis or at all;

•	customers cannot access our e-commerce websites, and customer orders may not be received or fulfilled; or

•	we become subject to other unanticipated liabilities, costs, or claims.

If any of these events were to occur, it could have a material adverse effect on our financial condition and results of operations and result in harm to our reputation.
In addition, if a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers, suppliers, or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our brands, cause our suppliers to reconsider their relationship with our company or impose more onerous contractual provisions, and subject us to potential litigation, liability, fines, and penalties. For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, including newer regulations such as the California Consumer Privacy Act (CCPA), the Action on the Protection of Personal Information in Japan, and the General Data Protection Regulation (GDPR) in the EU. This could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.
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
If we are found to have violated laws concerning the privacy and security of consumers’ or other individuals’ personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include US state laws such as the CCPA, which took effect on January 1, 2020, as well as GDPR, EU member state directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of applicable data protection laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
We may also face new risks relating to data privacy and security as the US, individual US states, EU member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. Our business may need to adapt to the extent any such new laws place new or additional obligations on us.

Key business processes, including our information technology and global communications systems, could be interrupted and such interruption could adversely affect our business and result in lost sales and harm to our business reputation.
Our future success and growth depend in part on the continued operation of our key business processes, including our information technology and global communications systems. Our key processes and systems could be interrupted by failures due to weather, natural disasters, power loss, software or equipment, telecommunication systems, information technology infrastructure, sabotage, terrorism, computer viruses, cyber-security attacks, or similar events. Any interruptions to key business processes and systems could have a material adverse effect on our business and operations and result in lost sales and harm to our business reputation.
Furthermore, we rely on certain information technology management systems to prepare sales forecasts, track our financial position and results of operations, and otherwise manage and operate our business. As our business grows and we expand our brands and products into additional distribution channels and geographic regions, these systems may require expansion. We may experience difficulties expanding these systems, or transitioning to new or upgraded systems, which may result in loss of data, decreases in productivity, and increased costs associated with the implementation of the new or upgraded systems. If we are unable to modify our systems to respond to changes in our business needs, or if we experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.
Our revolving credit facility agreements expose us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our ability to borrow under our revolving credit facilities may be limited if the lenders believe there has been a material adverse change to our business. In addition, our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests, or otherwise respond to changing business and economic conditions, and may therefore have a material impact on our business. Failure to comply with any of the covenants, including as a result of the impacts caused by the COVID-19 pandemic, could result in a default. A default under any of our revolving credit facility agreements could allow our lenders to accelerate the timing of payments, which could have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, in some cases, a default under one revolving credit facility could result in a cross-default under other revolving credit facilities.

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

Certain additional provisions of the Tax Reform Act, such as the tax on global intangible low-taxed income, will continue to apply to us and, as a result, could impact our effective tax rate. Taxes due over a period of time as a result of the Tax Reform Act, including the one-time, mandatory deemed repatriation tax on certain foreign earnings, could be accelerated upon various triggering events, including failure to pay such taxes when due. The Tax Reform Act made broad and complex changes to the US tax code and we expect to see future regulatory, administrative, or legislative guidance periodically issued. If we determine the guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

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

We conduct our operations through subsidiaries in several countries and foreign territories, including the US, the UK, Japan, China, Hong Kong, Macau, the Netherlands, France, Germany, Canada, Austria, Belgium, and Switzerland. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between these countries. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

We are subject to tax audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of a tax audit or other tax proceeding could have a material adverse effect on our results of operations or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments, or interest or penalty assessments.

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

Our common stock is traded on the NYSE under the symbol DECK. The trading price of our common stock has been and may continue to be volatile. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future financial performance and results of operations, whether realized or perceived;

•	changes in estimates of our performance by securities analysts and other market participants, or our failure to meet such estimates;

•	changes in our stockholder base or public actions taken by investors;

•	market research and opinions published by securities analysts and other market participants, and the response to such publications;

•	quarterly fluctuations in our sales, margins, expenses, financial position, and results of operations;

•	the financial stability of our customers, manufacturers, and suppliers;

•	legal proceedings, regulatory actions, and legislative changes;

•	announcements regarding the potential repurchase of our common stock, and our actual stock repurchase activity;

•	the declaration of stock or cash dividends;

•	consumer confidence and discretionary spending levels;

•	broad market fluctuations in volume and price;

•	general market, political, and economic conditions, including recessionary conditions resulting from the COVID-19 pandemic; and

•	a variety of risk factors, including the ones described elsewhere within this Annual Report and in our other filings with the SEC.

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

Volatile economic conditions and general changes in the market have affected, and will likely continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG brand, are considered to be luxury retail products. The purchase of these products by consumers is largely discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending, particularly among affluent consumers. Sales of these products may be adversely affected by factors such as uncertain or worsening economic conditions, increases in consumer debt levels, increases in unemployment rates, or outbreaks of illness or disease, including the COVID-19 pandemic. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do shop may limit the amount of their purchases or substitute less costly products for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and gross margins, which could have a material adverse effect on our financial condition and results of operations.

We sell a large portion of our products through higher-end specialty and department store retailers. The businesses of these retailer customers may be impacted by factors such as changes in economic conditions, reduced customer demand for luxury products, decreases in available credit, and increased competition. If these or other factors result in financial difficulties or insolvency for our retail customers, such pressures would have an adverse impact on our estimated allowances and reserves, and potentially result in us losing key customers.

Furthermore, economic factors such as fuel or transportation costs, inflation, deflation, labor costs, tariffs, and insurance and healthcare costs may impact our results of operations.

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions, or changes in our Board of Directors or management. Among other things, these provisions:

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter, or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Any provision of Delaware law, our Amended and Restated Certificate of Incorporation, or our Amended and Restated Bylaws, that has the effect of rendering more difficult, delaying, deterring, or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Accounting principles generally accepted in the United States (US GAAP) are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Item 2. Properties

Our corporate headquarters is located in Goleta, California. The construction of our 14-acre corporate headquarters in Goleta, California was substantially completed in January 2014.

We have one primary US distribution center, which is located in Moreno Valley, California. We began operating this warehouse and distribution center in the fourth quarter of fiscal year 2015 and, since June 2017, have expanded our operations at this location. Further, during fiscal year 2020 we completed the move of all of our Camarillo, California distribution operations to our Moreno Valley location and closed our Camarillo distribution center.

We also have offices in China, Hong Kong, Vietnam, Japan, France, Germany, the Netherlands, and the UK to oversee the quality and manufacturing standards of our products, and for regional sales, operations and administration, as well as offices in Macau and Hong Kong to coordinate logistics.

As of March 31, 2020, we had 52 retail stores in the US ranging from approximately 1,000 to 13,000 square feet. Internationally, we had 93 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

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

The following table provides details regarding our significant physical properties as of March 31, 2020:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Goleta, California	Corporate Headquarters	Own	185,094

Item 3. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin and declaratory judgment that certain of our US design patents are invalid and unenforceable. While we believe there is no legal basis for liability, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business. On May 10, 2019, a jury ruled in our favor in our lawsuit against Australian Leather. On December 19, 2019, the court denied Australian Leather’s affirmative defenses. Although final judgment was entered February 6, 2020, the court's rulings are subject to appeal.

Although we are subject to legal proceedings and other disputes from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, we believe the outcome of all pending legal proceedings and other disputes in the aggregate will not have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, resolving legal proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

PART II

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA One One® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® (Koolaburra), and UGGpure® (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Certain reclassifications were made for all prior periods presented including the fiscal years ended March 31, 2019, 2018, 2017, and 2016, to conform to the current period presentation.

Unless otherwise specifically indicated, all dollar amounts in Items 5, 6, 7, and 7A herein are expressed in thousands, except for per share data. The defined periods for the fiscal years ended March 31, 2020, 2019, and 2018 are stated herein as “year ended” or “years ended.”

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol DECK on the NYSE since May 2014 and was previously traded on the NASDAQ Global Select Market.

As of May 14, 2020, we had 39 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2020 that were not registered under the Securities Act.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index for the five fiscal-year periods commencing April 1, 2015 and ending March 31, 2020. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph below assumes one hundred dollars invested in our common stock, the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index on April 1, 2015.

	April 1,	Years Ended March 31,
	2015	2016	2017	2018	2019	2020
Deckers Outdoor Corporation	$100.0	$82.2	$82.0	$123.6	$201.7	$183.9
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	88.8	70.5	90.5	87.6	43.6
The NYSE Composite Index	100.0	96.2	111.3	123.7	129.7	108.1

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

Stock Repurchase Programs

In January 2019, our Board of Directors approved a stock repurchase program which, together with stock repurchase programs approved in 2017 and 2015, authorized us to repurchase a total of up to $796,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, our Stock Repurchase Programs). The full amounts originally authorized under the 2017 and 2015 stock repurchase programs have been repurchased and these programs have been completed.

As of March 31, 2020, the aggregate remaining approved amount under our Stock Repurchase Programs was $159,807. During the fourth quarter of the year ended March 31, 2020, we did not repurchase any shares of our common stock. We are temporarily pausing repurchases under our Stock Repurchase Programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management, although we retain the discretion to commence repurchases in future periods.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” and Note 10, “Stockholders' Equity,” of our consolidated financial statements and accompanying notes thereto (referred to herein as the consolidated financial statements) in Part IV within this Annual Report for further information on repurchases of our common stock.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial data and should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part IV, Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

	Years Ended March 31,
	2020	2019	2018	2017	2016
Statements of Comprehensive Income (Loss)
Net sales
UGG brand wholesale	$892,990	$888,347	$841,893	$826,355	$918,102
HOKA brand wholesale	277,097	185,057	132,688	93,064	74,937
Teva brand wholesale	119,108	119,390	117,478	103,694	143,280
Sanuk brand wholesale	39,463	69,791	78,283	77,552	90,719
Other brands wholesale	67,175	42,818	17,273	23,142	3,842
Direct-to-Consumer	736,856	715,034	715,724	666,340	644,317
Total net sales	2,132,689	2,020,437	1,903,339	1,790,147	1,875,197
Cost of sales	1,029,016	980,187	971,697	954,912	1,028,529
Gross profit	1,103,673	1,040,250	931,642	835,235	846,668
Selling, general and administrative expenses	765,538	712,930	709,058	837,154	684,541
Income (loss) from operations	338,135	327,320	222,584	(1,919)	162,127
Other (income) expense, net	(2,731)	(1,614)	1,888	5,067	5,242
Income (loss) before income taxes	340,866	328,934	220,696	(6,986)	156,885
Income tax expense (benefit)	64,724	64,626	106,302	(12,696)	34,620
Net income	276,142	264,308	114,394	5,710	122,265
Total other comprehensive (loss) income	(2,905)	(9,671)	13,468	(5,894)	(89)
Comprehensive income (loss)	$273,237	$254,637	$127,862	$(184)	$122,176

Net income per share
Basic	$9.73	$8.92	$3.60	$0.18	$3.76
Diluted	$9.62	$8.84	$3.58	$0.18	$3.70
Weighted-average common shares outstanding
Basic	28,385	29,641	31,758	32,000	32,556
Diluted	28,694	29,903	31,996	32,355	33,039

	As of March 31,
	2020	2019	2018	2017	2016
Balance Sheets
Cash and cash equivalents	$649,436	$589,692	$429,970	$291,764	$245,956
Working capital	893,165	844,881	721,524	661,770	547,267
Total assets	1,765,118	1,427,206	1,264,379	1,191,780	1,278,068
Long-term liabilities	324,052	131,552	134,434	78,474	72,099
Stockholders' equity	1,140,120	1,045,130	940,779	954,255	967,471

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for fiscal year 2020 and fiscal year 2019 and year-over-year comparisons between those periods. For year-over-year comparisons between fiscal year 2019 and fiscal year 2018, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 30, 2019.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk and Koolaburra. We believe that our products are distinctive and appeal broadly to women, men, and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our DTC business, which is comprised of our retail stores and e-commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent manufacturers.

Trends and Uncertainties Impacting Our Business

During early calendar year 2020, the COVID-19 pandemic (referred to herein as COVID-19 or the COVID-19 pandemic) spread globally, including throughout the geographic regions in which we operate our business, and where our wholesale customers, retail stores, manufacturers, and suppliers are located.

In response to the pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders have resulted in the mandatory closure of “non-essential” businesses (including retail stores), increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time.
Our business and the industry in which we operate continue to be impacted by several important trends and uncertainties, including as a result of the COVID-19 pandemic. We have experienced a number of material impacts, and identified a number of material trends, within our business as follows:
Retail Environment

•
In connection with the “shelter-in-place” orders discussed above, all of our Company-owned and operated stores, and nearly all of the retail stores of our wholesale customers and retail partners, were closed for a portion of our fourth fiscal quarter ended March 31, 2020 (fourth fiscal quarter), and largely remain closed during the first part of our first fiscal quarter ending June 30, 2020. The closure of these retail stores had a negative impact on our results of operations during the fourth fiscal quarter as we experienced delays in shipment and acceptance of scheduled order shipments, which we attribute to the retail store closures and other uncertainties caused by the COVID-19 pandemic.

•
The retail stores that we and our partners operate have begun to reopen at a measured pace. We will continue to reopen our retail stores as we determine appropriate and in line with guidance provided by health officials, expert agencies and local authorities. Our decision regarding the appropriate timing to reopen our retail stores will depend on a number of factors, including the safety of our customers and employees, our ability to comply with government orders and restrictions, and our ability to deliver products to our customers. We expect the scope of allowable retail activities, as well as retail consumer traffic patterns, to vary by geographic region, including ongoing restrictions imposed by local governmental authorities, the demand for our products within the region, and the actual and expected impact of the COVID-19 pandemic on the region.

E-Commerce Business

•
Even prior to mandatory retail store closures resulting from the COVID-19 pandemic, we observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by significant and prolonged decreases in consumer retail activity as customers continue to migrate to online shopping. These trends have been positively impacting the performance of our e-commerce business, while creating challenges and headwinds for our traditional retail business, as well as the retail businesses of our wholesale customers and retail partners.

•	We operate our e-commerce business through various websites and platforms, which have remained operational throughout the COVID-19 pandemic, and we expect they will continue to remain operational.

•
During our fourth fiscal quarter, as well as our first fiscal quarter ending June 30, 2020, we observed strong demand across our brands within our e-commerce business, especially for the UGG and HOKA brands. We expect our wholesale customers that have an established e-commerce presence will experience similar strong demand trends as those we have experienced, although the trends may vary from customer to customer. We continue to see demand for our products, especially within the UGG and HOKA brands, from a number of these wholesale customers, which we believe reflects strong sell-through of our products within our partners’ e-commerce platforms. We expect our wholesale customers that have a greater reliance on their retail store presence may experience more significant adverse impacts from the COVID-19 pandemic.

•
We expect our e-commerce business will continue to be a driver of long-term growth, although the growth rate will be unpredictable and may not be in line with our historical experience. We believe the key factors impacting the growth rate will include consumer demand for our products, our ability to fulfill orders through our limited distribution center operations, the scope and duration of the COVID-19 pandemic, and the impact of the COVID-19 pandemic on consumer confidence and discretionary spending. However, we do not expect the increased demand within our e-commerce businesses to fully offset the negative pressure we are experiencing within our wholesale and retail businesses due to the current retail environment, especially as we move into the second and third fiscal quarters.

Brand Strategy

•
We are exercising discipline by focusing on key products that have achieved sustained success with consumers, reducing the number and types of products offered, delaying product launches and consolidating seasonal collections.

•
Our ongoing and strategic efforts to reduce the impact of seasonality on our results of operations have had a meaningful positive impact on the year-round performance of the HOKA and UGG brands. While we expect to continue to focus on reducing the impact of seasonality through innovation and the expansion of our product offerings over the long-term, given the magnitude of the UGG brand relative to our other brands, the effect of seasonality on our aggregate net sales and results of operations may continue to be significant. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic. This uncertainty makes it more difficult for us to predict future demand for our products and manage our manufacturing and inventory, especially as we approach the typical high-selling season for the UGG brand.

•
Within the UGG brand, we have experienced strong sell-through of certain product lines, including the slipper category in general, as we believe consumers are seeking out luxurious comfort in the current work-from-home environment. In addition, the UGG brand continues to experience success through the introduction of year-round products, improving the UGG brand’s overall year-round performance. However, we are experiencing softness within the UGG wholesale channel, especially within geographies impacted by extensive retail store closures.

•
Within the HOKA brand, we continue to see strong demand across our product offerings, which we believe is being fueled in part by an even greater emphasis on running and outdoor exercise as consumers seek to find healthy outlets in response to the COVID-19 pandemic. The significant growth of the HOKA brand’s year-round performance product offerings as a percentage of our aggregate net sales has had a meaningful positive impact on our seasonality trends, as well as our overall financial results. However, despite the recent growth and success of the HOKA brand, the impacts of the pandemic may cause the growth rate of HOKA brand sales to decline.

•
The Sanuk and Teva brands are experiencing a disproportionate negative impact from the pandemic as the highest percentage of net sales for these brands typically occur during our fourth fiscal quarter and first fiscal quarter. We are actively monitoring the cost structures associated with these brands.

Supply Chain

•
We experienced certain disruptions to sourcing with our third-party manufacturers during the fourth fiscal quarter. While these disruptions have since been mitigated, it is possible there will be disruptions in the future.

•
Our Moreno Valley, California, distribution center, as well as our global third-party logistics providers (3PLs), remain open and are operating at reduced capacity and with limited and modified operations. In order to promote the health and safety of our distribution center employees, we have implemented enhanced safety measures and protocols at our distribution center, including strict social distancing requirements and heightened cleaning of the facility in accordance with Center for Disease Control and Prevention guidelines. Due to the social distancing requirements we have implemented, we are limiting the number of employees on-site relative to our typical personnel capacity. We are experiencing, and our 3PLs are experiencing, certain operational and logistical challenges as a result of limited and modified operations, including some delays in the shipments of our products. We are working to mitigate the impact of limited and modified operations on our peak selling periods, but we may not be successful in these efforts.

•
We are encountering challenges attracting and retaining quality candidates to staff our distribution center operations as we increasingly compete with other companies with growing e-commerce operations. For example, during the past two fiscal years, we have significantly increased certain distribution center employee wages in an effort to attract and retain talent. Although growing unemployment rates resulting from the COVID-19 pandemic may result in a larger short-term candidate pool, we may face ongoing challenges with recruiting employees as our competitors grow their e-commerce channels and require additional warehouse and distribution center staff.

Omni-Channel Strategy

•
We have implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and close-outs on our sales and gross margins, and increasing full-priced selling across our product offerings. Similarly, we are implementing a multi-year marketplace reset strategy in Europe and Asia to drive UGG brand heat. We expect the COVID-19 pandemic will delay or mitigate the benefits we may receive from these strategies.

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

•
In response to the COVID-19 pandemic, we have enhanced our focus on digital marketing as we seek to target consumers within the work-from-home environment and promote products that are desirable based on current consumer preferences, working conditions and lifestyle choices.

Liquidity

•
We believe we are in a strong financial position to respond to the disruptions and uncertainties caused by the COVID-19 pandemic. As of March 31, 2020, our cash and cash equivalents balance was $649,436. In addition, we had available borrowings of $469,473 under our existing revolving credit facilities, providing a liquidity position of over $1,000,000 as of March 31, 2020. For additional information, see the sections entitled “Liquidity” and “Capital Resources” below.

•	We are temporarily pausing repurchases under our Stock Repurchase Programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management.

•	We are working closely with our wholesale customers, as well as our manufacturers and suppliers, to manage accounts receivable and accounts payable to maximize the availability of working capital.

Operating Expenses

•	To mitigate the adverse impact the COVID-19 pandemic may have on our business and operations, we have implemented a number of temporary measures to reduce operating expenses, including:

◦	restricting employee travel;

◦	canceling or postponing certain events, trainings, and conferences;

◦	converting meetings with current and prospective customers to a virtual platform;

◦	suspending hiring of certain non-essential employees and annual salary increases;

◦	eliminating or deferring discretionary expenditures;

◦	seeking payment accommodations or deferrals; and

◦	furloughing certain retail employees while stores are closed.

•
We also believe the significant changes we implemented in connection with our previously completed restructuring and operating profit improvement plans will help mitigate any potential negative impacts on our gross margins resulting from the COVID-19 pandemic.

Completed Restructuring Plan

During February 2016, we announced the implementation of a multi-year restructuring plan designed to realign our brands across our Fashion Lifestyle and Performance Lifestyle groups, optimize our worldwide owned retail store fleet, and consolidate our management and operations that was designed to reduce overhead costs and create operating efficiencies while improving collaboration across brands. As of March 31, 2019, we completed our restructuring plan and incurred cumulative restructuring charges of $55,619 against selling, general, and administrative (SG&A) expense. In addition, the cumulative annualized SG&A savings realized as of March 31, 2019 by reportable operating segment were, approximately, as follows:

Amount
UGG brand wholesale	$1,000
Sanuk brand wholesale	1,000
Other brands wholesale	1,000
Direct-to-Consumer	43,000
Unallocated overhead costs	17,000
Total	$63,000

We currently do not anticipate incurring additional restructuring charges in connection with this restructuring plan.

Completed Operating Profit Improvement Plan

During February 2017, we announced that we would implement an operating profit improvement plan to execute various business transformation initiatives to further reduce expenses and improve gross margins. As of March 31, 2019, we successfully completed our plan and achieved in excess of $100,000 of combined net annualized operating profit improvement under our restructuring and operating profit improvement plans. We will continue to apply the lessons learned in our completed plans by pursuing opportunities to further optimize profitability and seeking to enhance results of operations throughout our business.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is our Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to the consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.

•	Diversification of our footwear product offerings, such as women's spring and summer lines, as well as expanded category offerings for men's, apparel, and accessories.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth. We continue to build product extensions in trail and fitness.

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

Retail Business. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of March 31, 2020, we had a total of 145 global retail stores, which includes 76 concept stores and 69 outlet stores. Generally, we open retail store locations during the second or third quarters of each fiscal year and consider closures of retail stores during the third or fourth quarters of each fiscal year. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

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

Shop-in-Shop Stores. Included in the total count of global concept stores are 21 shop-in-shop (SIS) stores, defined as concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2020, we operated our e-commerce business through an aggregate of 28 Company-owned websites and mobile platforms in ten different countries.

Use of Non-GAAP Financial Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency exchange rate fluctuations, throughout this Annual Report we provide certain financial information on a constant currency basis, which we disclose in addition to the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (US GAAP). For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. As a result, information included in this Annual Report regarding these financial measures, as we calculate them, may not be directly comparable to similar data of other companies, and may not be appropriate measures for comparing the performance of other companies relative to us.

Constant currency measures should not be considered in isolation as an alternative to United States (US) dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles and growing the year-round net sales of the HOKA brand as a percentage of our aggregate net sales, we expect the seasonality trends that have resulted in significant variations in our aggregate net sales from quarter to quarter to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic.

Refer to Note 14, “Quarterly Summary of Information (Unaudited),” of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

Result of Operations

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019. The following table summarizes our results of operations:

	Years Ended March 31,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,132,689	100.0%	$2,020,437	100.0%	$112,252	5.6%
Cost of sales	1,029,016	48.2	980,187	48.5	(48,829)	(5.0)
Gross profit	1,103,673	51.8	1,040,250	51.5	63,423	6.1
Selling, general and administrative expenses	765,538	35.9	712,930	35.3	(52,608)	(7.4)
Income from operations	338,135	15.9	327,320	16.2	10,815	3.3
Other income, net	(2,731)	(0.1)	(1,614)	(0.1)	1,117	69.2
Income before income taxes	340,866	16.0	328,934	16.3	11,932	3.6
Income tax expense	64,724	3.1	64,626	3.2	(98)	(0.2)
Net income	276,142	12.9	264,308	13.1	11,834	4.5
Total other comprehensive loss, net of tax	(2,905)	(0.1)	(9,671)	(0.5)	6,766	(70.0)
Comprehensive income	$273,237	12.8%	$254,637	12.6%	$18,600	7.3%

Net income per share
Basic	$9.73		$8.92		$0.81
Diluted	$9.62		$8.84		$0.78

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Years Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,401,692	$1,278,358	$123,334	9.6%
International	730,997	742,079	(11,082)	(1.5)
Total	$2,132,689	$2,020,437	$112,252	5.6%

	Years Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by brand and channel
UGG brand
Wholesale	$892,990	$888,347	$4,643	0.5%
Direct-to-Consumer	627,817	644,520	(16,703)	(2.6)
Total	1,520,807	1,532,867	(12,060)	(0.8)
HOKA brand
Wholesale	277,097	185,057	92,040	49.7
Direct-to-Consumer	75,527	38,092	37,435	98.3
Total	352,624	223,149	129,475	58.0
Teva brand
Wholesale	119,108	119,390	(282)	(0.2)
Direct-to-Consumer	18,897	18,022	875	4.9
Total	138,005	137,412	593	0.4
Sanuk brand
Wholesale	39,463	69,791	(30,328)	(43.5)
Direct-to-Consumer	11,696	12,822	(1,126)	(8.8)
Total	51,159	82,613	(31,454)	(38.1)
Other brands
Wholesale	67,175	42,818	24,357	56.9
Direct-to-Consumer	2,919	1,578	1,341	85.0
Total	70,094	44,396	25,698	57.9
Total	$2,132,689	$2,020,437	$112,252	5.6%

Total Wholesale	$1,395,833	$1,305,403	$90,430	6.9%
Total Direct-to-Consumer	736,856	715,034	21,822	3.1
Total	$2,132,689	$2,020,437	$112,252	5.6%

Despite the negative impact of the COVID-19 pandemic on net sales during our fourth fiscal quarter, total net sales for the full fiscal year increased primarily due to higher HOKA and Other brands wholesale sales, as well as higher DTC sales, partially offset by lower Sanuk brand wholesale sales. Further, we experienced an increase of 2.8% in total volume of pairs sold to 36,800 from 35,800 compared to the prior period. On a constant currency basis, net sales increased by 6.5%, compared to the prior period. Drivers of significant changes in net sales are as follows:

•	Wholesale net sales of the HOKA brand increased due to continued global growth through new customer acquisitions, as well as higher sales driven by key franchise updates and new product launches.

•	Wholesale net sales of the Other brands increased primarily due to continued customer penetration in US family value wholesale accounts for the Koolaburra brand.

•
Wholesale net sales of the UGG brand increased due to higher domestic net sales driven by the slipper collection and the sell-in of fall and winter products, primarily for men's and kid's product lines, partially offset by lower international sales driven by a multi-year marketplace reset in Europe and European macroeconomic factors, as well as COVID-19 related sales losses in the fourth fiscal quarter. On a constant currency basis, wholesale net sales of the UGG brand increased by 2.1%, compared to the prior period.

•
Wholesale net sales of the Sanuk brand decreased due to the strategic decision to exit the warehouse channel, lower performance within US surf specialty wholesale accounts, as well as COVID-19 related sales losses in the fourth fiscal quarter during the Sanuk brands’ peak selling season.

•
Comparable DTC net sales for the 52 weeks ended March 29, 2020 increased by 5.0%, compared to the same prior period, primarily due to growth in the e-commerce business globally for the HOKA brand and domestically for the UGG brand. DTC net sales were negatively impacted by the retail store closures during the fourth fiscal quarter compared to the prior period due to COVID-19.

•
International net sales, which are included in the reportable operating segment net sales presented above, decreased by 1.5%, compared to the prior period. International net sales represented 34.3% and 36.7% of total net sales for the years ended March 31, 2020 and 2019, respectively. The decrease was primarily due to lower net sales for the UGG brand in Europe and Asia and the COVID-19 related sales losses in the fourth fiscal quarter, partially offset by higher net sales for the HOKA brand in our international markets and higher sales for the Teva brand in Asia.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 51.8% from 51.5%, compared to the prior period, primarily due to favorable brand mix and rate expansion for the HOKA brand and fewer closeout sales, partially offset by unfavorable changes in foreign currency exchange rates and higher promotions in Europe and Asia.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•	Increased variable advertising and promotion expenses of approximately $26,500, primarily due to higher marketing costs to drive sales for the HOKA and UGG brands.

•	Increased operating expenses of approximately $14,500, primarily due to higher professional, consulting, and travel expenses.

•	Increased other variable selling expenses of approximately $11,800, including transaction fees, warehousing and shipping costs, primarily due to higher e-commerce sales and commissions.

•	Increased payroll costs of approximately $8,200, primarily due to higher net payroll, including warehousing, partially offset by lower performance-based compensation for cash bonuses.

•	Increased expenses for allowances for trade accounts receivable of approximately $2,100.

•	Decreased depreciation and amortization expenses of approximately $6,200, primarily due to certain property and equipment and intangible assets being fully amortized during the current period.

•
Decreased rent and occupancy expenses of approximately $5,300, primarily due to lower percentage rent and lower store count, as well as the completion of the consolidation of our warehouses resulting in the closure of our Camarillo distribution center, partially offset by retail store-related operating lease asset impairment charges in the current period.

Income from Operations. Income from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$303,908	$300,761	$3,147	1.0%
HOKA brand wholesale	61,860	35,717	26,143	73.2
Teva brand wholesale	30,736	27,939	2,797	10.0
Sanuk brand wholesale	3,212	12,781	(9,569)	(74.9)
Other brands wholesale	16,087	10,411	5,676	54.5
Direct-to-Consumer	182,548	185,449	(2,901)	(1.6)
Unallocated overhead costs	(260,216)	(245,738)	(14,478)	(5.9)
Total	$338,135	$327,320	$10,815	3.3%

The increase in total income from operations, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by slightly higher SG&A expenses as a percentage of net sales. Drivers of significant net changes in income from operations, compared to the prior period, are as follows:

•	The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•
The increase in income from operations of Other brands wholesale was due to higher net sales, partially offset by higher SG&A expenses, primarily driven by higher variable marketing and selling expenses.

•
The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales, primarily driven by higher variable marketing expenses.

•
The decrease in income from operations of Sanuk brand wholesale was primarily due to lower net sales at lower gross margins, partially offset by lower SG&A expenses, driven by lower variable marketing and selling expenses.

•
The decrease in income from operations of DTC was primarily due to higher SG&A expenses as a percentage of net sales, primarily driven by higher variable marketing and selling expenses and retail store-related asset impairment charges in the current period, as well as lower gross margins, partially offset by lower overall retail store operating costs due to prior period store closures.

•
The increase in unallocated overhead costs was primarily due to higher operating expenses, including for payroll, professional, consulting, and other variable warehousing costs, as well as higher foreign currency-related losses, partially offset by lower rent and occupancy expenses for our warehouse due to the consolidation of our distribution centers and lower depreciation expense for our corporate headquarters.

Other Income, Net. The increase in total other income, net, compared to the prior period, was primarily due to an increase in interest income driven by higher average invested cash balances, partially offset by higher reserves for penalties and interest on uncertain tax positions.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2020	2019
Income tax expense	$64,724	$64,626
Effective income tax rate	19.0%	19.6%

The decrease in our effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes for the year ended March 31, 2020, as well as higher net tax benefits, primarily driven by the favorable settlement of a state income tax audit and net return-to-provision tax benefits completed during the current period, partially offset by additional reserves for uncertain tax positions.

Foreign income before income taxes was $134,755 and $147,204 and worldwide income before income taxes was $340,866 and $328,934 during the years ended March 31, 2020 and 2019, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to decreased foreign sales as a percentage of worldwide sales.

For the years ended March 31, 2020 and 2019, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. As of March 31, 2020, we had $177,229 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon repatriation by means of the remittance of taxable dividends or upon the sale or liquidation of these subsidiaries.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual results of operations from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Over the long-term, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will continue to be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes. For further information on the impacts of the Tax Cuts and Jobs Act (Tax Reform Act), refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases during the period.

Total Other Comprehensive Loss, Net of Tax. Other comprehensive loss decreased, compared to the prior period, primarily due to lower foreign currency translation losses for changes in our net asset position driven by Chinese and European foreign currency exchange rates.

Liquidity

We finance our working capital and operating requirements using a combination of our cash and cash equivalents balances, cash provided from ongoing operating activities and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we are required to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons.

While subject to the uncertainty surrounding the COVID-19 pandemic, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities (further described below under the heading “Capital Resources”), will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

As a result of the Tax Reform Act and the transition of the US tax regime from a worldwide tax system to a territorial tax system, we repatriated $150,000 and $130,000 of cash and cash equivalents during the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had $177,229 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods. For further information on the impacts of the Tax Reform Act, refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of March 31, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our Stock Repurchase Programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. We are temporarily pausing repurchases under our Stock Repurchase Programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management, although we retain the discretion to commence repurchases in future periods.

Our liquidity may be further impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivable in a timely manner and effectively manage our inventories, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in stock repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

Capital Resources

Primary Credit Facility. In September 2018, we refinanced in full and terminated our Second Amended and Restated Credit Agreement dated as of November 13, 2014, as amended. The refinanced revolving credit facility agreement (Credit Agreement) is with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and US Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

As of March 31, 2020, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our revolving credit facility in China (China Credit Facility) is an uncommitted revolving line of credit of up to CNY 300,000, or $42,304.

As of March 31, 2020, we had no outstanding balance, outstanding bank guarantees of $28, and available borrowings of $42,276 under our China Credit Facility.

Japan Credit Facility. We have renewed the Japan Credit Facility through January 31, 2021 substantially under the terms of the original agreement. Our revolving credit facility in Japan (Japan Credit Facility) is an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,746.

As of March 31, 2020, we had no outstanding balance and had available borrowings of $27,746 under our Japan Credit Facility.

Mortgage. As of March 31, 2020, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $30,901. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of March 31, 2020, we were in compliance with all debt covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements included in Part IV within this Annual Report for further information on our revolving credit facilities and our mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended March 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$286,334	$359,505	$(73,171)	(20.4)%
Net cash used in investing activities	(31,964)	(29,018)	(2,946)	(10.2)
Net cash used in financing activities	(192,114)	(167,193)	(24,921)	(14.9)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The decrease in net cash provided by operating activities during the year ended March 31, 2020, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $74,075, partially offset by a positive net change in net income after non-cash adjustments of $904. The changes in operating assets and liabilities were primarily due to net negative changes in inventories, net, income taxes payable, other assets, other accrued expenses, and income tax receivable, partially offset by net positive changes in trade accounts receivable, net.

Investing Activities. The increase in net cash used in investing activities during the year ended March 31, 2020, compared to the prior period, was primarily due to higher capital expenditures on information systems, hardware, and software, partially offset by lower expenditures for warehouse improvements due to the completion of the Moreno Valley, California distribution center during the prior period.

Financing Activities. The increase in net cash used in financing activities during the year ended March 31, 2020, compared to the prior period, was primarily due to higher stock repurchases, partially offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020 and the effects of such obligations in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$296,738	$53,212	$93,456	$68,218	$81,852
Purchase obligations for product (2)	361,881	361,881	—	—	—
Purchase obligations for commodities (3)	185,969	105,665	80,304	—	—
Other purchase obligations (4)	46,059	28,613	17,446	—	—
Mortgage obligation (5)	43,748	2,168	4,336	4,336	32,908
Net unrecognized tax benefits (6)	5,317	—	5,317	—	—
Total	$939,712	$551,539	$200,859	$72,554	$114,760

(1)
Our operating lease commitments consist primarily of building leases for our retail locations, distribution centers, and regional offices, and include the undiscounted cash lease payments owed under the terms of our operating lease agreements.

(2)
Our purchase obligations for product consist mostly of open purchase orders issued in the ordinary course of business. Outstanding purchase orders are primarily issued to our third-party manufacturers and most are expected to be paid within one year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment obligations based on information currently available. Due to the impacts of the COVID-19 pandemic on the retail environment and consumer spending patterns, we are currently reviewing our inventory purchase obligations with our third-party manufacturers and may delay or cancel certain product orders that could result in changes to the currently reported amount.

(3)
Our purchase obligations for commodities include sheepskin and leather, and represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments. We expect that purchases made by us under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels.

(4)
Our other purchase obligations generally consist of non-cancellable minimum commitments for capital expenditures, obligations under service contracts, and requirements to pay promotional expenses, which are due periodically during fiscal years 2021 through 2024.

As of March 31, 2020, we had $9,676 of commitments for future capital expenditures, primarily related to retail store build-out of leasehold improvements for a new flagship store location that is currently expected to replace an existing flagship store during the third quarter of the fiscal year ending March 31, 2021, as well as continued investments in our warehouse and distribution center located in Moreno Valley, California.

We estimate that the capital expenditures for the fiscal year ending March 31, 2021, including the aforementioned commitments, will range from approximately $45,000 to $50,000. We anticipate these expenditures will primarily relate to continued investment in our primary warehouse and distribution center, as well as IT infrastructure, system upgrade costs, and the build-out of a new flagship retail store, as well as other fixtures and upgrades for our global retail stores. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility openings, as well as unforeseen needs to replace existing assets, the impacts of the COVID-19 pandemic, and the timing of other expenditures.

(5)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. Payments represent principal and interest amounts. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on our mortgage obligation and payments.

(6)
Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2020, the timing of future cash outflows is highly uncertain related to statute of limitations liabilities of $11,368, therefore we are unable to make a reasonable estimate of the period of cash settlement. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Impact of Foreign Currency Exchange Rate Fluctuations

Foreign currency exchange rate fluctuations had an incremental negative impact on the years ended March 31, 2020 and 2019.

Refer to “Results of Operations,” above within this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated statements of comprehensive income, and Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV within this Annual Report for further information on the impact of foreign currency exchange rate fluctuations on our results of operations.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowances for doubtful accounts; estimated returns liability; sales discounts and customer chargebacks; inventory valuations; valuation of goodwill, intangible and other long-lived assets; and performance-based stock compensation. The full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated for these key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Refer to Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for a discussion of our significant accounting policies and use of estimates, as well as the impact of recent accounting pronouncements.

Revenue Recognition. Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. We recognize revenue and measure the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. We present revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Wholesale and international distributor revenue are each recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and e-commerce revenue are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service, and, for certain wholesale and all e-commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment. Refer to Note 2, “Revenue Recognition,” of our consolidated financial statements in Part IV within this Annual Report for further information.

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2020		2019
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$206,742	100.0%	$197,426	100.0%
Allowance for doubtful accounts	(6,989)	(3.4)	(5,073)	(2.6)
Allowance for sales discounts	(1,030)	(0.5)	(710)	(0.4)
Allowance for chargebacks	(13,127)	(6.3)	(13,041)	(6.6)
Trade accounts receivable, net	$185,596	89.8%	$178,602	90.5%

Allowance for Doubtful Accounts. We provide an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience, and the customers’ creditworthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. The allowance includes specific allowances for trade accounts, of which all or a portion are identified as potentially uncollectible based on known or anticipated losses. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for accounts which we consider having credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts as of March 31, 2020 by approximately $1,600.

Allowance for Sales Discounts. We provide a trade accounts receivable allowance for sales discounts for our wholesale channel sales, which reflects a discount that our customers may take, generally based on meeting certain order, shipment or prompt payment terms. We use the amount of the discounts that are available to be taken against the period end trade accounts receivable to estimate and record a corresponding reserve for sales discounts.

Allowance for Chargebacks. We provide a trade accounts receivable allowance for chargebacks and markdowns from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments, and other reasons. Therefore, we record an allowance for known or unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices.

Sales Return Liability. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$230,677	61.5%	$237,491	60.3%
Direct-to-Consumer	144,233	38.5	156,639	39.7
Total	$374,910	100.0%	$394,130	100.0%

	As of March 31,
	2020		2019
	Amount	% of Net Sales	Amount*	% of Net Sales
Sales Return Liability
Wholesale	$21,846	9.5%	$21,538	9.1%
Direct-to-Consumer	3,821	2.6	3,249	2.1
Total	$25,667	6.8%	$24,787	6.3%

Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, we accept returns for damaged or defective products for up to one year. We also have a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return liability are recorded against gross sales for the contract liability and cost of sales for the contract asset. For our wholesale channel, we base our estimate of sales returns on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. For our DTC channel and reportable operating segment, we estimate sales returns using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the liability for total returns as of March 31, 2020 by approximately $3,000.

Inventory Reserves. The following tables summarize estimates for our inventory reserves:

	As of March 31,
	2020		2019
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$323,847	100.0%	$288,565	100.0%
Write-down of inventories	(12,227)	(3.8)	(9,723)	(3.4)
Inventories, net	$311,620	96.2%	$278,842	96.6%

We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve as of March 31, 2020 by approximately $1,900.

Operating Lease Assets and Lease Liabilities. Beginning April 1, 2019, we adopted the new lease standard on a modified retrospective basis, as set forth in Accounting Standards Update No. 2016-02, Leases, as amended. Accordingly, the comparative consolidated financial statements have not been adjusted and continue to be reported under legacy US GAAP. As a result, as of April 1, 2019, we recognized the following in our consolidated financial statements:

•
A $230,048 increase to total assets due to the recognition of right-of-use (ROU) assets, net of prior legacy US GAAP lease-related balances for deferred rent obligations and tenant allowances of $27,895, as previously recorded in other accrued expenses, deferred rent obligations, and other long-term liabilities, in the consolidated balance sheets. In addition, we recorded a corresponding $254,538 increase to total liabilities due to the recognition of lease liabilities, net of a prior legacy US GAAP lease-related balance for prepaid rent of $4,846, as previously recorded in prepaid expenses, in the consolidated balance sheets. ROU assets and lease liabilities include lease obligations for operating leases for retail stores, showrooms, offices, and distribution facilities. ROU assets and related lease liabilities are presented as operating lease assets and operating lease liabilities in the consolidated balance sheets.

•
A net cumulative effect after-tax decrease to opening retained earnings of $1,068 in the consolidated balance sheets due to the impairment of select operating lease assets related to retail stores whose fixed assets had been previously impaired and for which the initial carrying value of the operating lease assets were determined to be above fair market value on adoption.

•
No material effect on the consolidated statements of comprehensive income as the classification and recognition of lease cost did not materially change from legacy US GAAP. Similarly, it did not have a material impact on our liquidity or on its debt covenant compliance under current agreements including its borrowing strategy subject to leverage ratios. However, it did result in additional disclosures and presentation changes to the consolidated statements of cash flows in the current period, including supplemental cash flow disclosure, as well as expanded disclosures on existing and new lease commitments.

The adoption of the new lease standard had the following impact on our accounting policies applied to our consolidated financial statements:

•
We recognize operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by our options to extend (or not to terminate) the lease that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

•
We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate (IBR). Generally, we cannot determine the interest rate implicit in the lease because we do not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, we generally derive a discount rate at the lease commencement date by utilizing our IBR, which is based on what we would have to pay on a collateralized basis to borrow an amount equal to our lease payments under similar terms. Because we do not currently borrow on a collateralized basis under our revolving credit facilities, we use the interest rate we pay on our noncollateralized borrowings under our Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Refer to Note 1, “General,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information, including more details of our accounting policy elections and expanded disclosures required under the new lease standard.

Goodwill and Indefinite-Lived Intangible Assets. We do not amortize goodwill and indefinite-lived intangible assets but instead test for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable at the reporting unit level. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Qualitative factors considered include significant or adverse changes in customer demand, historical financial performance, changes in management or key personnel, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

During the years ended March 31, 2020 and 2019, we performed our annual impairment assessment and evaluated the UGG and HOKA brands’ wholesale reportable operating segment goodwill as of December 31st and evaluated our Teva indefinite-lived trademarks as of October 31st. Based on the carrying amounts of the UGG and HOKA brands’ goodwill and Teva brand indefinite-lived trademarks, each of the brands’ actual fiscal year sales and results of operations, and the brands’ long-term forecasts of sales and results of operations as of their evaluation dates, we concluded that these assets were not impaired.

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, including definite-lived trademarks, machinery and equipment, internal-use software, operating lease assets, and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At least quarterly, we evaluate factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. When an impairment-triggering event has occurred, we test for recoverability of the asset group’s carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, we consider the remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. These assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If impaired, the asset or asset group is written down to fair value based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the asset group.

We did not identify any definite-lived intangible asset impairments during the years ended March 31, 2020 and 2019.

During the years ended March 31, 2020 and 2019, we recorded impairment losses for other long-lived assets, primarily for certain retail store operating lease assets and related leasehold improvements due to performance or store closures of $1,365 and $180, respectively, within our DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

Refer to Note 1, “General,” and Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information.

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

At the beginning of each fiscal year, our Compensation Committee reviews our results of operations from the prior fiscal year, as well as the financial and strategic plan for future fiscal years. Our Compensation Committee then establishes specific annual financial and strategic goals for each executive. Vesting of performance-based stock compensation or recognition of cash bonus compensation is based on our achievement of certain targets for annual revenue, operating income, pre-tax income, and earnings per share, as well as achievement of pre-determined individual financial performance criteria that is tailored to individual employees based on their roles and responsibilities with us. The performance criteria, as well as our annual targets, differ each fiscal year and are based on many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior fiscal year’s performance, business and general economic conditions and market and peer group analysis.

Performance-based compensation expense decreased $14,883 during the year ended March 31, 2020 compared to the year ended March 31, 2019. The primary reason for this decrease was the partial achievement of the performance criteria governing our cash bonuses compared to an over achievement in the prior period. Performance-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income.

Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV within this Annual Report for further information on our performance-based stock compensation.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of US GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and results of operations. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recorded in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-US operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S and foreign subsidiaries. A cash distribution of income from foreign subsidiaries that was previously taxed income (PTI) by the US Internal Revenue Service does not require recognition of a deferred tax liability as the liability has already been recognized under the Tax Reform Act. We have not changed our indefinite reinvestment assertion of foreign earnings other than PTI.

In accordance with the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued December 22, 2017, we completed our accounting for the effects of the Tax Reform Act during the quarter ended December 31, 2018. This includes provisions of the Tax Reform Act which were effective on or after January 1, 2018, which include but are not limited to, US taxation of foreign earnings considered global intangible low-taxed income (commonly referred to as GILTI), minimum tax on base erosion anti-abuse, and limitations on the deductibility of interest expense and executive compensation. SAB 118 provided guidance on accounting for the impact of the Tax Reform Act. SAB 118 provided a measurement period, which should not extend beyond one year from the enactment date, during which we completed the accounting for the impacts of the Tax Reform Act under US GAAP. We continue to analyze the additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Service, US Treasury Department, and the Financial Accounting Standards Board, among others.

Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather, and wool. The supply of sheepskin, which is used to manufacture a significant portion of the UGG brand products, is in high demand and there are a limited number of suppliers that can meet our expectations for the quantity and quality of sheepskin that we require. We presently rely on two tanneries to provide most of our sheepskin. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather may result in purchase obligations which are not recorded in our consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our gross margins.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position, and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although most of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our monetary assets and liabilities that are denominated in currencies other than the subsidiaries’ functional currencies. We translate all assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recorded in other comprehensive income. Foreign currency exchange rate fluctuations affect our reported profits and can make comparisons from year to year more difficult.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of March 31, 2020, a hypothetical 10.0% foreign currency exchange rate fluctuation would have had no impact on the fair value of our financial instruments as there were none outstanding. Refer to Note 9, “Derivative Instruments,” of our consolidated financial statements included in Part IV within this Annual Report for further information on our use of derivative contracts. As of March 31, 2020, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the Alternate Base Rate, the federal funds effective rate, currency-specific London Interbank Offered Rate, and the Canadian Dollar Offered Rate for our Primary Credit Facility, People’s Bank of China market rate for our China Credit Facility, and Tokyo Interbank Offered Rate for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2020. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements included in Part IV within this Annual Report for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our PEO and PFAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2020, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of March 31, 2020. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

c) Internal Control over Financial Reporting

During the first quarter of fiscal year 2020, we updated our control framework for certain new internal controls and changes to certain existing internal controls related to the adoption of ASU No. 2016-02, as amended, otherwise known as the new lease standard, and related financial statement reporting and disclosure. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, within this Annual Report. This Part II, Item 9A, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART III

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.

The defined periods for the fiscal years ended March 31, 2020, 2019, and 2018 are stated in Items 10, 11, 12, 13, and 14 herein as “year ended” or “years ended.”

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2020 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2020 pursuant to Regulation 14A under the Exchange Act.

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

PART IV

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA One One® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® (Koolaburra), and UGGpure® (UGGpure) are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

The defined periods for the fiscal years ended March 31, 2020, 2019, and 2018 are stated in Item 15 herein as “year ended” or “years ended,”

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

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as updated through June 5, 2018 (Exhibit 3.1 to the Registrant’s Form 8-K filed on June 5, 2018 and incorporated by reference herein)
4.1	Description of Deckers Outdoor Corporation’s Capital Stock (Exhibit 4.1 to the Registrant’s Form 10-K filed on May 30, 2019 and incorporated by reference herein)
10.1
Lease Agreement, dated September 15, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.2
First Amendment to Lease Agreement, dated December 1, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.38 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.3
Amendment to Lease Agreement, dated September 1, 2011, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.24 to the Registrant’s Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.4
Amendment to Lease Agreement, dated September 1, 2011, by and between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.23 to the Registrant’s Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.5
Amendment to Lease Agreement, dated June 5, 2018, by and between STAG Camarillo 2, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.5 to the Registrant’s Form 10-K filed on May 30, 2019 and incorporated by reference herein)

10.6
Lease Agreement, dated December 5, 2013, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

10.7
First Amendment to Lease Agreement, dated June 6, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

10.8
Second Amendment to Lease Agreement, dated July 17, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

10.9
Credit Agreement, dated as of September 20, 2018, by and among Deckers Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Benelux B.V., Deckers Outdoor Canada ULC and Deckers Outdoor International Limited, as borrowers, JP Morgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A., Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, MUFG Bank, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2018 and incorporated by reference herein)

10.10
Term Loan Agreement, dated July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.11
Second Modification Agreement, dated October 11, 2018, to Term Loan Agreement dated as of July 9, 2014, among Deckers Cabrillo, LLC as Borrower and California Bank & Trust, as Lender (Exhibit 10.11 to the Registrant’s Form 10-K filed on May 30, 2019 and incorporated by reference herein)

10.12
Continuing Guaranty Agreement, dated July 9, 2014, by and among Deckers Outdoor Corporation and California Bank & Trust (Exhibit 10.2 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.13
Deed of Trust, Assignment of Leases and Rents and Security Agreement (including Fixture Filing), dated July 9, 2014, executed by Deckers Cabrillo, LLC (Exhibit 10.3 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.14	Form of Change in Control and Severance Agreement (Exhibit 10.14 to the Registrant’s Form 10-K filed on May 30, 2019 and incorporated by reference herein)
#10.15	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006 and incorporated by reference herein)
#10.16	First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007 and incorporated by reference herein)
#10.17
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective as of December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.18
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

#10.20	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.21	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.22
Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan (2016 LTIP Financial Performance Award) (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2015 and incorporated by reference herein)

#10.23	Form of Stock Unit Award Agreement (2016 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.6 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)
#10.24
Form of Stock Unit Award Agreement (2017 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)

#10.25	Form of Stock Unit Award Agreement (2017 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2016 and incorporated by reference herein)
#10.26	Form of Stock Unit Award Agreement (2018 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.27
Form of Stock Unit Award Agreement (2018 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)

#10.28	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.29
Form of Stock Unit Award Agreement (2019 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)

#10.30	Form of Stock Unit Award Agreement (2019 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)
#10.31
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (FY 2019) LTIP Agreement (Exhibit 10.2 to the Registrant’s Form 8-K filed on September 25, 2018 and incorporated by reference herein)

#10.32	Form of Stock Award Agreement (2020 Time-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019 and incorporated by referenced herein)

#10.33	Form of Stock Unit Award Agreement (2020 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019 and incorporated by reference herein)
#10.34
Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan (FY2020) LTIP Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2019 and incorporated by reference herein)

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
Date: June 1, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	June 1, 2020
David Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2020
Steven J. Fasching

/s/ MICHAEL F. DEVINE, III	Chairman of the Board	June 1, 2020
Michael F. Devine, III

/s/ NELSON C. CHAN	Director	June 1, 2020
Nelson C. Chan

/s/ CINDY L. DAVIS	Director	June 1, 2020
Cindy L. Davis

/s/ JUAN R. FIGUEREO	Director	June 1, 2020
Juan R. Figuereo

/s/ JOHN M. GIBBONS	Director	June 1, 2020
John M. Gibbons

/s/ JAMES QUINN	Director	June 1, 2020
James Quinn

/s/ LAURI M. SHANAHAN	Director	June 1, 2020
Lauri M. Shanahan

/s/ BRIAN A. SPALY	Director	June 1, 2020
Brian A. Spaly

/s/ BONITA C. STEWART	Director	June 1, 2020
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 and Note 7 to the consolidated financial statements, the Company changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02 and all related amendments.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales returns liability as of March 31, 2020 of $25,667, of which the majority is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. The length of time between when a sale is made and when the customer returns the product varies on a customer-by-customer basis. Historical returns rates can also be impacted by recent events or known trends.
We identified the evaluation of the wholesale sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate recent events that could result in a change from historical return rates used to develop the wholesale sales returns liability.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating the wholesale sales return liability, including the development

Report of Independent Registered Public Accounting Firm

of estimated return rates which is based on approved customer requests, historical return rates and recent events. We evaluated the wholesale sales return liability for a sample of wholesale customers using a combination of Company internal data, known recent trends, and actual and historical known information. We tested the sales return lag by comparing it to historical sales returns activity by brand and by return reason. We reviewed the Company’s internal data and external correspondence to assess their ability to properly consider recent events. We assessed the Company’s ability to accurately estimate the wholesale sales return liability by comparing the historically recorded sales return liability to actual subsequent product returns. We also analyzed actual product returns received after year-end but prior to the issuance of the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
June 1, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated June 1, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 1, 2020

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2020	2019
ASSETS
Cash and cash equivalents	$649,436	$589,692
Trade accounts receivable, net of allowances ($21,146 and $18,824 as of March 31, 2020 and March 31, 2019, respectively)	185,596	178,602
Inventories, net of reserves ($12,227 and $9,723 as of March 31,2020 and March 31, 2019, respectively)	311,620	278,842
Prepaid expenses	17,760	19,901
Other current assets	21,548	26,028
Income tax receivable	8,151	2,340
Total current assets	1,194,111	1,095,405
Property and equipment, net of accumulated depreciation ($242,138 and $235,939 as of March 31, 2020 and March 31, 2019, respectively)	209,037	213,796
Operating lease assets	243,522	—
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($74,421 and $71,186 as of March 31, 2020 and March 31, 2019, respectively)	48,016	51,494
Deferred tax assets, net	28,233	30,870
Other assets	28,209	21,651
Total assets	$1,765,118	$1,427,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$638	$603
Trade accounts payable	147,892	124,974
Accrued payroll	42,309	54,462
Operating lease liabilities	49,091	—
Other accrued expenses	46,281	47,963
Income taxes payable	11,104	19,283
Value added tax payable	3,631	3,239
Total current liabilities	300,946	250,524
Mortgage payable	30,263	30,901
Long-term operating lease liabilities	215,724	—
Income tax liability	63,547	60,616
Deferred rent obligations	—	21,107
Other long-term liabilities	14,518	18,928
Total long-term liabilities	324,052	131,552
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,999 and 29,141 as of March 31, 2020 and March 31, 2019, respectively)	280	291
Additional paid-in capital	191,451	178,227
Retained earnings	973,948	889,266
Accumulated other comprehensive loss	(25,559)	(22,654)
Total stockholders' equity	1,140,120	1,045,130
Total liabilities and stockholders' equity	$1,765,118	$1,427,206

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2020	2019	2018
Net sales	$2,132,689	$2,020,437	$1,903,339
Cost of sales	1,029,016	980,187	971,697
Gross profit	1,103,673	1,040,250	931,642
Selling, general and administrative expenses	765,538	712,930	709,058
Income from operations	338,135	327,320	222,584

Interest income	(7,261)	(6,028)	(3,057)
Interest expense	5,046	4,661	4,585
Other (income) expense, net	(516)	(247)	360
Total other (income) expense, net	(2,731)	(1,614)	1,888
Income before income taxes	340,866	328,934	220,696
Income tax expense	64,724	64,626	106,302
Net income	276,142	264,308	114,394

Other comprehensive (loss) income, net of tax
Unrealized loss on cash flow hedges	—	(243)	(613)
Foreign currency translation (loss) gain	(2,905)	(9,428)	14,081
Total other comprehensive (loss) income	(2,905)	(9,671)	13,468
Comprehensive income	$273,237	$254,637	$127,862

Net income per share
Basic	$9.73	$8.92	$3.60
Diluted	$9.62	$8.84	$3.58
Weighted-average common shares outstanding
Basic	28,385	29,641	31,758
Diluted	28,694	29,903	31,996

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2017	31,987	$320	$160,797	$819,589	$(26,451)	$954,255
Stock-based compensation expense	15	—	14,302	—	—	14,302
Shares issued upon vesting	148	1	764	—	—	765
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	1,558	—	1,558
Shares withheld for taxes	—	—	(8,276)	—	—	(8,276)
Repurchases of common stock	(1,703)	(17)	—	(149,670)	—	(149,687)
Net income	—	—	—	114,394	—	114,394
Total other comprehensive income	—	—	—	—	13,468	13,468
Balance, March 31, 2018	30,447	304	167,587	785,871	(12,983)	940,779
Stock-based compensation expense	10	—	14,773	—	—	14,773
Shares issued upon vesting	85	1	1,024	—	—	1,025
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	468	—	468
Shares withheld for taxes	—	—	(5,157)	—	—	(5,157)
Repurchases of common stock	(1,401)	(14)	—	(161,381)	—	(161,395)
Net income	—	—	—	264,308	—	264,308
Total other comprehensive loss	—	—	—	—	(9,671)	(9,671)
Balance, March 31, 2019	29,141	291	178,227	889,266	(22,654)	1,045,130
Stock-based compensation expense	10	—	14,471	—	—	14,471
Shares issued upon vesting	86	1	1,287	—	—	1,288
Exercise of stock options	58	1	3,614	—	—	3,615
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(1,068)	—	(1,068)
Shares withheld for taxes	—	—	(6,148)	—	—	(6,148)
Repurchases of common stock	(1,296)	(13)	—	(190,392)	—	(190,405)
Net income	—	—	—	276,142	—	276,142
Total other comprehensive loss	—	—	—	—	(2,905)	(2,905)
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$276,142	$264,308	$114,394
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	38,912	44,941	48,572
Loss on extinguishment of debt	—	447	—
Bad debt expense	3,498	2,849	4,168
Deferred tax expense	2,934	6,939	8,138
Stock-based compensation	14,477	14,774	14,306
Excess tax benefit from stock-based compensation	(1,953)	(546)	(1,982)
Loss on disposal of property and equipment	698	277	387
Impairment of operating lease assets and other long-lived assets	1,365	180	2,417
Restructuring charges	—	295	1,667
Gain on settlement of asset retirement obligations	(705)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,493)	(16,157)	10,770
Inventories, net	(32,777)	8,827	(751)
Prepaid expenses and other current assets	2,477	(515)	11,124
Income tax receivable	(5,811)	(165)	26,999
Net operating lease assets and liabilities	(3,264)	—	—
Other assets	(6,558)	2,630	(1,714)
Trade accounts payable	23,312	26,667	(4,462)
Other accrued expenses	(11,112)	(2,792)	30,904
Income taxes payable	(6,226)	4,355	290
Long-term liabilities	1,418	2,191	62,128
Net cash provided by operating activities	286,334	359,505	327,355

INVESTING ACTIVITIES
Purchases of property and equipment	(32,455)	(29,086)	(34,813)
Proceeds from sales of property and equipment	491	68	116
Net cash used in investing activities	(31,964)	(29,018)	(34,697)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	69,336	162,001	214,751
Repayments of short-term borrowings	(69,197)	(161,621)	(214,889)
Debt issuance costs on short-term borrowings	—	(1,297)	—
Proceeds from issuance of stock	1,288	1,025	765
Proceeds from exercise of options	3,615	—	—
Repurchases of common stock	(190,405)	(161,395)	(149,687)
Cash paid for shares withheld for taxes	(6,148)	(5,328)	(8,105)
Repayments of mortgage principal	(603)	(578)	(550)
Net cash used in financing activities	(192,114)	(167,193)	(157,715)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,512)	(3,572)	3,263
Net change in cash and cash equivalents	59,744	159,722	138,206
Cash and cash equivalents at beginning of period	589,692	429,970	291,764
Cash and cash equivalents at end of period	$649,436	$589,692	$429,970

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $5,389, $3,824, and $23,133, as of March 31, 2020, 2019, and 2018, respectively	$74,573	$53,657	$14,407
Interest	2,466	3,811	3,774
Operating leases	61,120	—	—
Non-cash investing activities
Accrued for purchases of property and equipment	1,171	1,789	2,020
Accrued for asset retirement obligations	224	4,706	1,359
Non-cash financing activities
Accrued for shares withheld for taxes	—	—	171

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company. Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. As part of its omni-channel platform, the Company’s proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

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

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2020 and 2019 and or the years ended March 31, 2020, 2019, and 2018 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Although the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially affected.

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

Foreign Currency Translation. The Company considers the United States (US) dollar as its functional currency. The Company’s wholly-owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than their functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general and administrative (SG&A) expenses in the consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (referred to herein as reportable operating segments). Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

Restructuring Plan. In February 2016, the Company announced the implementation of a multi-year restructuring plan which was designed to realign its brands across its Fashion Lifestyle and Performance Lifestyle groups, optimize the Company’s worldwide owned retail store fleet, and consolidate its management and operations. In general, the intent of this restructuring plan was to reduce overhead costs and create operating efficiencies while improving collaboration across brands. As of March 31, 2019, the Company has completed its restructuring plan, incurred cumulative restructuring charges to date, and does not anticipate incurring restructuring charges in connection with this plan in future periods.

In connection with the restructuring plan, the Company closed 46 Company-owned global retail stores as of March 31, 2019, including conversions to partner retail stores, and consolidated its brand operations and corporate headquarters. Through March 31, 2019, the Company had incurred cumulative restructuring charges by applicable reportable operating segment as follows:

	Years Ended March 31,		Cumulative Restructuring Charges*
	2019	2018
UGG brand wholesale	$—	$—	$2,238
Sanuk brand wholesale	—	—	3,068
Other brands wholesale	—	—	2,263
Direct-to-Consumer	—	149	23,454
Unallocated overhead costs	295	1,518	24,596
Total	$295	$1,667	$55,619

*Cumulative restructuring charges include restructuring charges of $28,984 and $24,673, which were incurred during the fiscal years ended March 31, 2017 and 2016, respectively.

During the years ended March 31, 2019 and 2018, total restructuring charges incurred and stated above were recorded in SG&A expenses in the consolidated statements of comprehensive income.

The remaining accrued liabilities for cumulative restructuring charges incurred to date under the Company’s restructuring plan and recorded in the consolidated balance sheets, are as follows:

	Lease Termination	Severance Costs	Other*	Total
Balance, March 31, 2017	$4,572	$2,555	$3,953	$11,080
Additional charges	149	—	1,518	1,667
Paid in cash	(1,076)	(2,555)	(4,388)	(8,019)
Balance, March 31, 2018	3,645	—	1,083	4,728
Additional charges	295	—	—	295
Paid in cash	(1,856)	—	(581)	(2,437)
Balance, March 31, 2019	2,084	—	502	2,586
Paid in cash	(656)	—	(317)	(973)
Balance, March 31, 2020	$1,428	$—	$185	$1,613

*Includes costs related to office consolidations and termination of contracts and services.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading "Recent Developments" within this Annual Report for information regarding the Company’s realized annualized SG&A expense savings as of March 31, 2019 resulting from the implementation of this restructuring plan.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued accounting standards updates (ASUs) that have been adopted and not yet adopted by the Company for its annual and interim reporting periods as stated below.

Recently Adopted. Adopted ASUs during the year ended March 31, 2020 and the impact on the Company, were as follows:

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

The Company adopted this ASU (the new lease standard) on a modified retrospective basis beginning April 1, 2019. On adoption, the Company recorded a $230,048 increase to total assets due to the recognition of ROU assets, net of prior legacy US GAAP lease-related balances for deferred rent obligations and tenant allowances of $27,895, as previously recorded in other accrued expenses, deferred rent obligations, and other long-term liabilities, in the consolidated balance sheets. In addition, the Company recorded a corresponding $254,538 increase to total liabilities due to the recognition of lease liabilities, net of a prior legacy US GAAP lease-related balance for prepaid rent of $4,846, as previously recorded in prepaid expenses, in the consolidated balance sheets. ROU assets and lease liabilities include lease obligations for operating leases for retail stores, showrooms, offices, and distribution facilities. ROU assets and related lease liabilities are presented as operating lease assets and operating lease liabilities in the consolidated balance sheets.

In addition, the Company recorded a net cumulative effect after-tax decrease to opening retained earnings of $1,068 in the consolidated balance sheets due to the impairment of select operating lease assets related to retail stores whose fixed assets had been previously impaired and for which the initial carrying value of the operating lease assets were determined to be above fair market value on adoption.

The adoption of the new lease standard did not materially affect the consolidated statements of comprehensive income as the classification and recognition of lease cost did not materially change from legacy US GAAP. Similarly, it did not have a material impact on the Company's liquidity or on its debt covenant compliance under current agreements including its borrowing strategy subject to leverage ratios. However, it did result in additional disclosures and presentation changes to the consolidated statements of cash flows in the current period, including supplemental cash flow disclosure, as well as expanded disclosures on existing and new lease commitments.

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

The comparative consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented. Refer to Note 7, “Leases and Other Commitments,” for further information, including expanded disclosures required under the new lease standard. Refer to the section below entitled “Operating Lease Assets and Lease Liabilities” for further details on the Company’s accounting policy.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
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

The Company adopted this ASU (the new hedging standard) beginning April 1, 2019 on a prospective basis, which did not have a material impact on the consolidated financial statements.

However, the Company made a change in accounting policy with respect to ineffective hedges and elected not to exclude hedge components from the periodic assessment of hedge effectiveness. Under legacy US GAAP, these amounts were excluded from hedge effectiveness and therefore excluded as a component of accumulated other comprehensive loss (AOCL), and immediately recorded in SG&A expenses in the consolidated statements of comprehensive income. Under the new hedging standard, these gains or losses will now be recorded as a component of AOCL and will be reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related net sales are recorded.

The comparative consolidated financial statements have not been restated and continue to be reported under legacy US GAAP in effect for those prior reporting periods presented.

Refer to Note 9, “Derivative Instruments,” for further information on the Company's hedging instruments.

Not Yet Adopted. Applicable ASUs issued that have not yet been adopted by the Company, the planned period of adoption, and the expected impact on the Company on adoption, are as follows:

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
		Q1 FY 2021	The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, 2020-02, and 2020-03)
Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		Q1 FY 2021	The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes
Removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods, as well as reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.
		Q1 FY 2022	The Company is currently evaluating the impact of the adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting
London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022.
		Q4 FY 2021	The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Summary of Significant Accounting Policies. The following are a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $436,241 and $372,178 of money market funds as of March 31, 2020 and 2019, respectively.

Allowances for Doubtful Accounts. The Company provides an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience and the customers’ creditworthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. Additions to the allowance represent bad debt expense estimates which are recorded in SG&A expenses in the consolidated statements of comprehensive income. The allowance includes specific allowances for trade accounts, for which all or a portion are identified as potentially uncollectible based on known or anticipated losses.

Inventories. Inventories, principally finished goods on hand and in transit, are stated at the lower of cost (weighted average) or net realizable value less an approximate normal profit margin at each financial statement date. Cost includes shipping, duty, and handling fees which are subsequently expensed to cost of sales. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Cloud Computing Arrangements. The Company enters into various cloud computing arrangements (CCA) that are governed by service contracts (hosting arrangements) to support operations. Application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in SG&A expenses in the consolidated statements of comprehensive income over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to five years.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful life. Leasehold improvements are amortized to their residual value, if any, on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Changes in the estimate of the useful life of an asset may occur after an asset is placed in service. For example, this may occur as a result of the Company incurring costs that prolong the useful life of an asset and are recorded as an adjustment to depreciation over the revised remaining useful life. Depreciation and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful life (years)	2020	2019
Land	Indefinite	$32,864	$32,864
Building	39.5	35,093	35,094
Machinery and equipment	1-10	145,423	150,921
Furniture and fixtures	3-7	35,024	37,157
Computer software	3-10	80,718	76,495
Leasehold improvements	1-11	104,497	108,717
Construction in progress		17,556	8,487
Gross property and equipment		451,175	449,735
Less accumulated depreciation and amortization		(242,138)	(235,939)
Property and equipment, net		$209,037	$213,796

Operating Lease Assets and Lease Liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by the Company's options to extend (or not to terminate) the lease that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

Operating lease assets are initially measured at cost, which comprises the initial amount of the associated lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances. Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus or minus any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Operating lease assets and lease liabilities are presented separately in the consolidated balance sheets on a discounted basis. The current portion of operating lease liabilities is presented within current liabilities, while the long-term portion is presented separately as long-term operating lease liabilities. Refer to Note 7, “Leases and Other Commitments,” for further information on discount rate methodology used to measure operating lease assets and lease liabilities.

Rent expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in SG&A expenses in the consolidated statements of comprehensive income. Lease payments recorded in the operating lease liability are (1) fixed payments, including in-substance fixed payments and fixed rate increases, owed over the lease term and (2) exclude any lease prepayments as of the periods presented. Refer to Note 7, “Leases and Other Commitments,” for further information on the nature of variable lease payments and timing of recognition in rent expense.

The Company has elected not to recognize operating lease assets and lease liabilities for short-term leases, which are defined as those operating leases with a term of 12 months or less. Instead, lease payments for short-term leases are recognized on a straight-line basis over the lease term in rent expense and recorded as a component of SG&A expenses in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

The Company monitors for events that require a change in estimates for its operating lease assets and lease liabilities, such as modifications to the terms of the contract, including the lease term, economic events that may trigger a contractual term contingency, such as minimum lease payments or termination rights, and related changes in discount rates used to measure the operating lease assets and liabilities, as well as events or circumstances that result in lease abandonment or operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset. The operating lease assets are remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities. Refer to the paragraph titled “Other Long-Lived Assets” below for further information on the Company’s accounting policy for evaluating the carrying amount of its operating lease assets and related leasehold improvements (asset group) for indicators of impairment.

Asset Retirement Obligations. The Company is contractually obligated under certain of its lease agreements to restore certain retail, office, and warehouse facilities back to their original conditions. At lease inception, the present value of the estimated fair value of these liabilities is recorded along with the related asset. The liability is estimated based on assumptions requiring management’s judgment, including facility closing costs and discount rates, and is accreted to its projected future value over the life of the asset. As of March 31, 2020 and 2019, liabilities for asset retirement obligations (AROs) were $11,505 and $12,667, respectively, and are recorded in other long-term liabilities in the consolidated balance sheets. The decrease in liabilities for AROs during the year ended March 31, 2020 was primarily due to $1,828 of settlements mainly related to the completion of the closure of the former Camarillo distribution center.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Indefinite-lived intangible assets consist primarily of trademarks, customer and distributor relationships, patents, lease rights and non-compete agreements arising from the application of purchase accounting.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of goodwill or indefinite-lived intangible assets. In general, conditions that may indicate impairment include, but are not limited to the following: (1) a significant adverse change in customer demand or business climate that could affect the value of an asset; (2) change in market share, budget-to-actual performance, and consistency of operating margins and capital expenditures; (3) changes in management or key personnel; or (4) changes in general economic conditions. The Company does not calculate the fair value of the assets unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company prepares a quantitative assessment.

The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand and acceptance of products, or factors impacting the industry generally. Upon completion of the quantitative assessment, the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value.

Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s goodwill and indefinite-lived intangible assets and annual impairment assessment results.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, which include definite-lived trademarks, machinery and equipment, internal-use software, operating lease assets, and leasehold improvements are amortized to their estimated residual values, if any, on a straight-line basis over the estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Amortization or depreciation are recorded in SG&A expenses in the consolidated statements of comprehensive income.

At least quarterly, the Company evaluates factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset group is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group or a significant decline in the observable market value of the asset group, among others. When an impairment-triggering event has occurred, the Company tests for recoverability of the asset group’s carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted future cash flows associated with future expenditures necessary to maintain the existing service potential. These assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Recoverability of definite-lived intangible and other long-lived assets is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. Fair value of the asset group is measured using an observable or quoted market price. An impairment loss, if any, would only reduce the carrying amount of the long-lived assets in the asset group based on its fair value limitation and is allocated to individual assets in the asset group, unless doing so would reduce the carrying amount of a long-lived asset in the asset group to an amount less than zero. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income.

During the years ended March 31, 2020, 2019, and 2018, the Company recorded impairment losses for other long-lived assets, primarily for retail store operating lease assets and related leasehold improvements due to performance or store closures, as well as computer software, of $1,365, $180, and $2,417, respectively, within its DTC reportable operating segment and unallocated overhead costs in SG&A expenses in the consolidated statements of comprehensive income.

Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s definite-lived intangible asset impairment assessment results.

Derivative Instruments and Hedging Activities. The Company may use derivative instruments to partially offset its business exposure to foreign currency risk on expected cash flows and certain existing assets and liabilities, primarily intercompany balances. To reduce the volatility in earnings from fluctuations in foreign currency exchange rates, the Company may hedge a portion of forecasted sales denominated in foreign currencies. The Company may enter into foreign currency forward or option contracts (derivative contracts), generally with maturities of 15 months or less, to manage this risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs, consisting of forward spot rates at the end of the applicable periods, recorded in other current assets or other accrued expenses in the consolidated balance sheets. The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of AOCL and are reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related sales are recorded. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the consolidated statements of comprehensive income.

Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the consolidated statements of comprehensive income. The changes in fair value for these contracts are generally offset by the remeasurement gains or losses associated with the underlying foreign currency-denominated balances, which are also recorded in SG&A expenses in the consolidated statements of comprehensive income.

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

Revenue Recognition. Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue and measures the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days.

Wholesale and international distributor revenue are recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and e-commerce revenue transactions are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service, and, for certain wholesale and all e-commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment.

Refer to Note 2, “Revenue Recognition,” for further information regarding the Company’s components of variable consideration, including allowances for sales discounts, chargebacks and sales return contract assets and liabilities.

Cost of Sales. Cost of sales for the Company’s goods are for finished goods, which includes the purchase costs and related overhead. Overhead includes all costs for planning, purchasing, quality control, freight, duties, royalties paid to third parties and shrinkage. Cost includes allocation of initial molds and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales when the product is sold in the consolidated statements of comprehensive income.

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $27,555, $23,187, and $22,372 for the years ended March 31, 2020, 2019 and 2018, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Advertising, Marketing, and Promotion Expenses. Advertising, marketing and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, with $144,948, $118,291, and $111,658 for the years ended March 31, 2020, 2019 and 2018, respectively, recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2020 and 2019 were $2,664 and $6,006, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance criteria and service conditions. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 8, “Stock-Based Compensation,” for further information.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $3,251, $3,060, and $2,269 during the years ended March 31, 2020, 2019 and 2018, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, the Company did not make any profit-sharing contributions for the years ended March 31, 2020, 2019 and 2018.

Non-qualified Deferred Compensation. In 2010, the Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company’s Board of Directors may, but is not required to, contribute any amount it desires to any participant. The Company’s contribution guidelines are determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. As of March 31, 2020 and 2019, no material payments were made or pending under the plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

Self-Insurance. The Company is self-insured for a significant portion of its employee medical, including pharmacy, and dental liability exposures. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current liabilities in the consolidated balance sheets. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income during the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recorded in the consolidated statements of comprehensive income in the period that includes the enactment date.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

The Company recognizes the effect of income tax positions in the consolidated financial statements only if those positions are more likely than not to be sustained upon examination. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. The Company records interest and penalties accrued for income tax contingencies as interest expense in the consolidated statements of comprehensive income.

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

Net Income per Share. Basic net income or loss per share represents net income or loss divided by the weighted-average number of common shares outstanding for the period. Diluted net income or loss per share represents net income or loss divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. Refer to Note 11, “Basic and Diluted Shares,” for a reconciliation of basic to diluted weighted-average common shares outstanding.

Note 2. Revenue Recognition

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

Allowance for Sales Discounts. The Company provides a trade accounts receivable allowance for sales discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. The Company uses the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets. This is consistent with the presentation of such amounts during the prior period. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for sales discounts.

Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks from wholesale customers. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance for known or unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against wholesale channel customer invoices. Additions to the allowance are recorded against gross sales or SG&A expenses in the consolidated statements of comprehensive income and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets. This is consistent with the presentation of such amounts during the prior period. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for chargebacks.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Contract Assets and Liabilities. Contract assets represent the Company’s right to consideration subject to conditions other than the passage of time, such as additional performance obligations to be satisfied. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract assets and liabilities are recorded in other current assets and other accrued expenses, respectively, in the consolidated balance sheets.

Sales Return Liability. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are accepted from DTC customers for up to 30 days from point of sale for cash or credit. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a contract asset for the right to recover product-related inventory and a contract liability for advance consideration obtained prior to satisfying a performance obligation. Changes to the sales return liability are recorded against gross sales for the contract liability and cost of sales for the contract asset in the consolidated statements of comprehensive income. The contract liability is recorded in other accrued expenses and the related contract asset for the cost of sales for estimated product returns is recorded in other current assets in the consolidated balance sheets.

Activity during the years ended March 31, 2020 and 2019 related to estimated sales returns for the Company’s existing customer contracts for all channels, were as follows:

	Contract Asset	Contract Liability
Balance, March 31, 2018	$11,251	$(23,156)
Net additions to sales return liability*	36,223	(120,102)
Actual returns	(37,033)	118,471
Balance, March 31, 2019	10,441	(24,787)
Net additions to sales return liability*	36,028	(117,969)
Actual returns	(36,806)	117,089
Balance, March 31, 2020	$9,663	$(25,667)

*Net additions to sales return liability include a provision for anticipated sales returns which consists of both contractual return rights and discretionary authorized returns.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the customer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of March 31, 2020 and 2019, the Company’s contract liability for loyalty programs was $6,950 and $5,171, respectively, and is recorded in other accrued expenses in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are recorded in the consolidated balance sheets, as follows:

	As of March 31,
	2020	2019
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	51,738	51,981
Total gross carrying amount	106,983	107,226
Accumulated amortization	(74,421)	(71,186)
Net definite-lived intangible assets	32,562	36,040
Total other intangible assets, net	48,016	51,494
Total	$62,006	$65,484

The weighted-average amortization period for definite-lived intangible assets was 16 years for the years ended March 31, 2020 and 2019, respectively. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

Annual Impairment Assessment. During the years ended March 31, 2020, 2019, and 2018, the Company evaluated the goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segment as of December 31st and evaluated its Teva indefinite-lived trademarks as of October 31st, and based on the evaluation performed, no impairment loss was recorded for the goodwill and indefinite-lived intangible assets. As of March 31, 2020 and 2019, the gross carrying amount of goodwill was $143,765 and the accumulated impairment losses were $129,775. The Company did not identify any definite-lived intangible asset impairments during the years ended March 31, 2020, 2019, and 2018.

Amortization Expense. A reconciliation of the changes in total other intangible assets in the consolidated balance sheets, are as follows:

Amounts
Balance, March 31, 2018	$57,850
Amortization expense	(6,235)
Foreign currency translation net loss	(121)
Balance, March 31, 2019	51,494
Amortization expense	(3,470)
Foreign currency translation net loss	(8)
Balance, March 31, 2020	$48,016

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2020 is as follows:

Years Ending March 31,	Amounts
2021	$2,527
2022	2,513
2023	2,450
2024	2,430
2025	2,276
Thereafter	20,366
Total	$32,562

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

Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets, are as follows:

	As of	Measured Using
	March 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,164	$6,164	$—	$—
Non-qualified deferred compensation liability	(3,756)	(3,756)	—	—

	As of	Measured Using
	March 31, 2019	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,300	$7,300	$—	$—
Non-qualified deferred compensation liability	(4,447)	(4,447)	—	—

As of March 31, 2020, the non-qualified deferred compensation asset of $6,164 was recorded in other assets in the consolidated balance sheets. As of March 31, 2020, the non-qualified deferred compensation liability of $3,756 was recorded in the consolidated balance sheets, with $743 in other accrued expenses and $3,013 in other long-term liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 5. Income Taxes

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Domestic*	$206,111	$181,730	$71,482
Foreign	134,755	147,204	149,214
Total	$340,866	$328,934	$220,696

*Domestic income before income taxes for the years ended March 31, 2020, 2019, and 2018 is presented net of intercompany dividends of $150,000, $130,000, and $250,000, respectively.

Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Current
Federal	$47,087	$33,334	$80,339
State	635	9,084	3,437
Foreign	14,068	15,269	14,388
Total	61,790	57,687	98,164
Deferred
Federal	4,626	6,612	12,007
State	(462)	2,236	391
Foreign	(1,230)	(1,909)	(4,260)
Total	2,934	6,939	8,138
Total	$64,724	$64,626	$106,302

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes, as follows:

	Years Ended March 31,
	2020	2019	2018
Computed expected income taxes	$71,582	$69,076	$69,556
State income taxes, net of federal income tax benefit*	11,042	9,329	9,044
Foreign rate differential	(17,966)	(20,105)	(37,090)
Unrecognized tax benefits	6,695	786	1,301
Return to provision adjustments	(1,682)	(179)	(2,252)
Nontaxable income	(4,584)	(4,257)	(7,006)
Nondeductible expense	4,162	7,742	1,382
US tax on foreign earnings**	2,343	5,848	57,138
Re-measurement of deferred taxes***	—	(983)	14,395
Tax audit settlements	(3,956)	—	—
Statutory foreign income tax (benefit) expense	(906)	276	59
Other	(2,006)	(2,907)	(225)
Total	$64,724	$64,626	$106,302

*During the year ended March 31, 2018, the Company recorded $1,976 of state income taxes associated with one-time mandatory deemed repatriation of foreign earnings due to the Tax Cuts and Jobs Act (Tax Reform Act) in December 2017.

**The amount for the year ended March 31, 2018 is the one-time mandatory deemed repatriation tax on accumulated foreign earnings due pursuant to the Tax Reform Act. The amounts for the years ended March 31, 2020 and 2019 are global intangible low-taxed income (commonly referred to as GILTI) under the territorial tax system pursuant to the Tax Reform Act.

***The total non-cash re-measurement of deferred tax assets and liabilities for the year ended March 31, 2018 was driven by the US federal tax rate reduction from 35.0% to 21.0% pursuant to the Tax Reform Act.

Due to the enactment of Tax Reform Act, the Company is subject to US taxation of its foreign subsidiary earnings considered global intangible low-taxed income, as well as limitations on the deductibility of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above. In accordance with the SEC Staff Accounting Bulletin No. 118 (SAB 118), issued December 22, 2017, the Company completed its accounting for the material effects of the Tax Reform Act during the quarter ended December 31, 2018. In connection with finalizing the tax effects of the Tax Reform Act, the Company recorded immaterial measurement period adjustments during the year ended March 31, 2019 including a reduction from $59,114 to $57,895 related to the one-time mandatory deemed repatriation tax on accumulated foreign earnings. Refer to section below entitled “US Taxation of Foreign Earnings” for further information. The Company continues to evaluate new guidance and legislation as it is issued.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27th, 2020. The Company reviewed the provisions of the CARES Act and consider the effect to be immaterial.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities, are as follows:

	As of March 31,
	2020	2019
Deferred tax assets
Amortization and impairment of intangible assets	$11,471	$13,615
Nonvested stock-based compensation	5,194	3,645
Deferred rent obligations*	—	4,899
Operating lease liability*	45,600	—
Uniform capitalization adjustment to inventory	4,322	3,965
Bad debt allowance and other reserves	14,243	11,932
Accrued bonuses	6,187	7,350
Foreign currency translation	645	670
Net operating loss carry-forwards, net of valuation allowances	2,071	1,002
Other	1,372	1,445
Gross deferred tax assets	91,105	48,523
Valuation allowances	(1,519)	(195)
Total	89,586	48,328
Deferred tax liabilities
Prepaid expenses	(4,252)	(3,379)
Operating lease asset*	(41,276)	—
Depreciation of property and equipment	(15,825)	(14,079)
Total	(61,353)	(17,458)
Deferred tax assets, net	$28,233	$30,870

*Adoption of the new lease standard as of April 1, 2019, as described in Note 1, “General,” under the section “Recent Accounting Pronouncements”, resulted in the recognition of a deferred tax asset for operating lease liabilities and a deferred tax liability for operating lease assets. These temporary differences will reverse over the estimated term of the relevant operating leases. As of March 31, 2019, the deferred tax assets associated with operating leases were reported as deferred rent obligations under legacy US GAAP.

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $104,483. The deferred tax assets are primarily related to the Company’s domestic operations and are currently expected to be realized between fiscal years 2021 and 2031. The Company recorded a net increase of $297 to deferred tax assets, net during the year ended March 31, 2020 related to the adoption of new ASUs and the tax effect of changes in cumulative translation adjustments.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of foreign losses in jurisdictions with limited future profitability. As of March 31, 2020 and 2019, the Company reported tax credit carry-forwards available to reduce future taxable income of $410 and $36, respectively. Some of the net operating losses with full valuation allowances will expire beginning in 2022; however, other net operating losses and tax credits can be carried forward indefinitely.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

US Taxation of Foreign Earnings. Pursuant to the Tax Reform Act, the Company reported $57,895 of US federal and state income taxes on undistributed earnings from its non-US subsidiaries on its March 31, 2018 income tax returns filed with the US tax authorities. During the year ended March 31, 2019, the Company recorded $6,348 of US federal and state income tax expense, net of foreign tax credits on foreign earnings.

As of March 31, 2020, the Company reported $363,140 of undistributed earnings from its non-US subsidiaries, of which $177,229 relates to cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2020, the Company reported $8,620 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been provided. The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. During the year ended March 31, 2020, the Company declared a dividend of $150,000 from a foreign subsidiary, for which no foreign withholding taxes were required.

Unrecognized Tax Benefits. When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained upon examination. The benefit of a tax position is recorded in the consolidated financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination by taxing authorities. The recognition threshold is measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits, along with any associated interest and penalties, in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits, are as follows:

Balance, March 31, 2017	$11,727
Gross increase related to current fiscal year tax positions	1,168
Gross increase related to prior fiscal year tax positions	1,243
Settlements	(4,501)
Lapse of statute of limitations	(43)
Balance, March 31, 2018	9,594
Gross increase related to current fiscal year tax positions	1,027
Gross increase related to prior fiscal year tax positions	3,282
Settlements	(1,157)
Lapse of statute of limitations	(1,804)
Balance, March 31, 2019	10,942
Gross increase related to current fiscal year tax positions	1,153
Gross increase related to prior fiscal year tax positions	8,152
Settlements	(246)
Lapse of statute of limitations	(2,363)
Balance, March 31, 2020	$17,638

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Total gross unrecognized tax benefits recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2020	2019
Long-term asset
Deferred tax assets, net	$486	$486
Current liability
Income taxes payable	—	7
Long-term liability
Income tax liability	17,152	10,449
Total	$17,638	$10,942

As of March 31, 2020 and 2019, the Company had $3,631 and $2,456 accrued for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2020, 2019, and 2018, the Company recorded $1,176, $(110), and $369, respectively, of interest and penalties as an increase or (decrease) to interest expense in the consolidated statements of comprehensive income.

Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $788 related primarily to the expiration of statute of limitations, partially offset by additional unrecognized tax benefits relating to current fiscal year tax return positions. Of this amount, $563 would result in an income tax benefit for the Company and $937 would result in a decrease to interest expense in the consolidated statements of comprehensive income. Gross unrecognized tax benefits of $17,638, $10,942, and $9,594 for the years ended March 31, 2020, 2019, and 2018, respectively, would reduce the annual effective tax rate, offset by an immaterial amount of deferred tax assets recognized for uncertain tax positions, recorded in the consolidated statements of comprehensive income.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2016.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material impact on results of operations or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. However, it is the opinion of management that the Company does not currently expect these audits and inquiries to have a material impact on the Company’s consolidated financial statements.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility. In September 2018, the Company entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and US Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

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
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
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

Interest Rate Terms. At the Company’s election, interest under the Credit Agreement is tied to the adjusted LIBOR or the Alternate Base Rate (ABR). Initial interest for the revolving loans is variable and fluctuates between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company’s total adjusted leverage ratio. Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate if made in Canadian dollars. As of March 31, 2020, the effective interest rates for US dollar LIBOR and ABR rates, with relevant spreads for borrowings made during the reporting period, were 2.12% and 3.38%, respectively.

Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. During the year ended March 31, 2020, the Company borrowed and repaid $50,000 under the Primary Credit Facility. As of March 31, 2020, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of March 31, 2020, available borrowings under the Primary Credit Facility were $399,451.

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

China Credit Facility. In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $42,304, with an overdraft facility sublimit of CNY 100,000, or $14,101.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China market rate multiplied by a variable liquidity factor. As of March 31, 2020, the effective interest rate was 4.46%.

During the year ended March 31, 2020, the Company borrowed and made repayments of $18,985 under the China Credit Facility. As of March 31, 2020, the Company had no outstanding balance, outstanding bank guarantees of $28, and available borrowings of $42,276 under the China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into credit agreement in Japan (as amended, the Japan Credit Facility) that currently provides for an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,746, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2021 substantially under the terms of the original credit agreement. Interest is based on the Tokyo Interbank Offered Rate plus 0.40%. As of March 31, 2020, the effective interest rate was 0.48%.

During the year ended March 31, 2020, the Company made no borrowings or repayments under the Japan Credit Facility. As of March 31, 2020, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $27,746.

Mortgage. In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of March 31, 2020, the outstanding principal balance under the mortgage was $30,901, which includes $638 in short-term borrowings and $30,263 in mortgage payable in the consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029. Minimum principal payments over the next five years are $3,530.

Debt Covenants. As of March 31, 2020, the Company was in compliance with all debt covenants under the revolving credit facilities and the mortgage.

Primary Credit Facility. Under the Primary Credit Facility, the Company is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include limitations on liens, additional indebtedness, investments, restricted payments and transactions with affiliates. Financial covenants (as defined in the Credit Agreement), include the following:

•	The total adjusted leverage ratio must not be greater than 3.75 to 1.00.

•
The sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00.

•	No limits on shares repurchases if the total adjusted leverage ratio does not exceed 3.50 to 1.00.

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

China Credit Facility. Under the China Credit Facility, DBTC is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include limitations on liens and additional indebtedness.

Japan Credit Facility. Under the Japan Credit Facility, Deckers Japan, G.K., is subject to usual and customary provisions including a restriction against having losses for two years consecutively, maintaining an interest coverage ratio greater than 1.00 to 1.00, and maintaining higher assets than liabilities.

Mortgage. The debt covenants associated with the Company’s mortgage mirror the debt covenants under the Primary Credit Facility, as defined in the Credit Agreement.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Foreign Currency Exchange Rates. The amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of March 31, 2020. As a result, there are differences between the net borrowing and repayment amounts within this footnote disclosure and those same amounts recorded in the consolidated statements of cash flows. Any amounts outstanding are recorded in short-term borrowings in the consolidated balance sheets.

Note 7. Leases and Other Commitments

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease agreements which continue in effect through calendar year 2031. Some of the Company's operating leases contain extension options of anywhere from one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Variable Lease Payments. Certain leases require additional payments based on (1) actual or forecasted sales volume (either monthly or annually), (2) reimbursement for real estate taxes (tax), (3) common area maintenance (CAM), and (4) insurance (collectively, variable lease payments). Variable lease payments are generally excluded from operating lease assets and liabilities and are recorded in rent expense as a component of SG&A expenses in the consolidated statements of comprehensive income. Some leases are dependent upon forecasted annual sales volume, and lease payments are recognized on a straight-line basis as rent expense over each annual period when the achievement of the related sales target is reasonably likely to occur. Other variable lease payments, such as tax, CAM and insurance, are recognized in rent expense as incurred. Some leases contain one fixed lease payment that include variable lease payments, which are considered non-lease components. The Company has elected to account for these instances as a single lease component and the total of these fixed payments is used to measure the operating lease assets and lease liabilities.

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate (IBR). Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not currently borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its noncollateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Rent Expense. The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income under the new lease standard, were as follows:

March 31, 2020
Operating	$57,966
Variable	26,996
Short-term	3,332
Total	$88,294

The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income under legacy US GAAP, were as follows:

	Years Ended March 31,
	2019	2018
Minimum rentals	$60,859	$59,531
Contingent rentals	13,226	15,924
Total	$74,085	$75,455

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2020 under the new lease standard, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount
2021	$53,212
2022	50,113
2023	43,343
2024	37,964
2025	30,254
Thereafter	81,852
Total undiscounted future lease payments	296,738
Less: Imputed interest	(31,923)
Total	$264,815

Future minimum commitments under operating lease contracts as of March 31, 2019 under legacy US GAAP, were as follows:

Years Ending March 31,	Amount
2020	$53,015
2021	47,803
2022	40,629
2023	35,915
2024	31,329
Thereafter	81,746
Total	$290,437

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and liabilities that are outstanding and presented in the consolidated balance sheets, are as follows:

March 31, 2020
Weighted-average remaining lease term in years	6.6
Weighted-average discount rate	3.3%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases, were as follows:

March 31, 2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$71,097
Reductions to operating lease assets for reductions to lease liabilities or for operating lease asset impairments*	(7,055)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. The Company had $361,881 of outstanding purchase orders or other obligations with its manufacturers as of March 31, 2020. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers decide to purchase its products. The Company generally orders product two to nine months in advance of the anticipated shipment dates based primarily on a combination of product lead time and orders received from wholesale customers and through the DTC reportable operating segment. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase commitments can be cancelled by the Company under certain circumstances. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase commitments, and instead reflects an estimate of its future payment commitments based on information currently available.

Commodities. The Company had an aggregate of $185,969 remaining purchase commitments, primarily for sheepskin, as well as leather, as of March 31, 2020. These commitments generally arise under two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company enters into contracts requiring purchase commitments of sheepskin and leather that its affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. There were $8,322 of deposits on expired sheepskin contracts that have not been fully consumed as of March 31, 2020.

Total future net minimum commitments for these commodities contracts as of March 31, 2020 were as follows:

Contract Effective Date	Final Target Date	Contract Value	Remaining Commitment
April 2018	September 2020	$45,600	$33,205
October 2018	September 2020	27,350	26,671
October 2018	September 2021	50,460	50,460
April 2019	September 2020	8,906	5,806
October 2019	September 2020	42,825	39,983
October 2019	June 2021	29,844	29,844
		$204,985	$185,969

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

Other. The Company had an aggregate of $46,059 of other purchase commitments as of March 31, 2020, which generally consisted of material commitments for future capital expenditures, commitments under service contracts, and requirements to pay promotional expenses. Future capital expenditures primarily relate to retail store build-out of leasehold improvements for a new flagship store location that is currently intended to replace an existing flagship store during the fourth quarter of the fiscal year ending March 31, 2021, as well as the continued expansion of the Company’s warehouse and distribution center located in Moreno Valley, California.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Litigation. From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on its business, results of operations, financial condition or cash flows. However, regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

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

Note 8. Stock-Based Compensation

In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), for which the primary purpose is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

The Company may grant various types of stock-based compensation under the 2015 SIP, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs) to key employees and certain executive officers, and long-term incentive plan (LTIP) awards to certain officers, including named executive officers.

Annual Awards. The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, which entitle the recipients to receive shares of the Company’s common stock upon vesting. The Annual RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs are subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter. As of March 31, 2020, the Company determined that the target performance criteria related to the Annual PSUs for the fiscal year ended March 31, 2020 were achieved.

The Company granted annual awards under the 2015 SIP, as recorded in the consolidated statements of comprehensive income, as summarized below:

	Years Ended March 31,
	2020		2019		2018
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	47,577	$171.50	62,743	$116.85	133,464	$67.70
Annual PSUs	19,938	174.36	31,320	116.34	54,090	68.44
Total	67,515	$172.34	94,063	$116.68	187,554	$67.92

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Annual award activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2017	226,244	$63.96
Granted	187,554	67.92
Vested	(101,791)	(67.63)
Forfeited	(22,710)	(64.59)
Nonvested, March 31, 2018	289,297	65.18
Granted	94,063	116.68
Vested	(118,903)	(64.39)
Forfeited	(33,058)	(77.60)
Nonvested, March 31, 2019	231,399	84.75
Granted	67,515	172.34
Vested	(121,572)	(76.81)
Forfeited	(14,993)	(113.49)
Nonvested, March 31, 2020	162,349	$124.47

Long-Term Incentive Plan Awards. LTIP awards recorded in the consolidated statements of comprehensive income, were as follows:

2020 LTIP PSUs. In September 2019, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2020 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2020 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2022 (Measurement Period) and incorporates a relative total stockholder return (TSR) modifier for the 36-month performance period commencing on April 1, 2019 and ending March 31, 2022 (Performance Period). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2020 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2020 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Period, the vesting of each 2020 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Period. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Period.

The Company granted awards at the target performance level of 38,174 2020 LTIP PSUs during the year ended March 31, 2020. The grant date fair value of these 2020 LTIP PSUs was $146.96 per share. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for these awards was probable as of the grant date.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

2019 LTIP PSUs. In September 2018, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2019 LTIP PSUs), which were awarded to certain members of the Company’s senior management team, including the Company’s named executive officers. The 2019 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2021. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2019 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the measurement period, the vesting of each 2019 LTIP PSUs will be subject to adjustment based on the application of a TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2018 and ending on the vesting date. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 36-month performance period.

The Company granted awards at the target performance level of 41,793 2019 LTIP PSUs during the year ended March 31, 2019. The average grant date fair value of these 2019 LTIP PSUs was $120.24 per share. Based on the Company’s current long-range forecast, the Company has determined that the achievement of at least the minimum threshold performance criteria for these awards was probable as of the grant date.

2016 LTIP PSUs. In November 2015, the Company approved LTIP awards under the 2015 SIP for issuance of PSUs (2016 LTIP PSUs), which were awarded to certain members of the Company’s management team. The 2016 LTIP PSUs were subject to vesting based on certain performance criteria and service conditions over three years. To the extent financial performance was achieved above the minimum threshold performance criteria, the number of 2016 LTIP PSUs that would vest was subject to increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2016 LTIP PSUs would occur if the Company failed to achieve at least 90% of the minimum threshold performance criteria. If the Company achieved the performance criteria, vesting of the 2016 LTIP PSUs would be subject to adjustment based on the application of a TSR modifier. The amount of the adjustment would be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period. Under this program, the Company granted awards that contained a maximum of approximately 308,000 2016 LTIP PSUs during the year ended March 31, 2016. The weighted-average grant date fair value of the 2016 LTIP PSUs was $50.05 per share. The Company did not believe the achievement of at least the minimum threshold performance criteria was probable, and accordingly, did not recognize stock-based compensation expense for these awards during the years ended March 31, 2018 and 2017. As of March 31, 2018, the Company did not meet the minimum threshold performance criteria, and the awards did not vest and were cancelled.

LTIP award activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2017	269,012	$50.22
Forfeited	(269,012)	(50.22)
Nonvested, March 31, 2018	—	—
Granted*	83,586	120.24
Forfeited	(6,488)	(120.24)
Nonvested, March 31, 2019	77,098	120.24
Granted*	76,348	146.96
Nonvested, March 31, 2020	153,446	$133.53

*The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Long-Term Incentive Plan Options. During the years ended March 31, 2020 and 2019, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP, including in June 2017 (2018 LTIP NQSOs), which were awarded to certain members of the Company’s management team, with a maximum contractual term of seven years from the grant date. If the recipient provides continuous service, the LTIP NQSOs will vest after the Company has determined it achieved the target performance criteria by the date specified in the award. As of March 31, 2020, the Company determined that the target performance criteria related to the LTIP NQSOs for the fiscal year ended March 31, 2020 were achieved. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant.

LTIP option activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, March 31, 2017	191,786	$61.86	9.0	$—
Granted	205,554	69.29
Nonvested, March 31, 2018	397,340	65.70	7.1	9,666
Forfeited	(35,957)	(69.29)
Nonvested, March 31, 2019	361,383	65.35	6.2	29,504
Exercised	(58,444)	(61.86)
Nonvested, March 31, 2020	302,939	$66.02	5.0	$20,594

The Company measured stock-based compensation expense for the 2018 LTIP NQSOs at the date of grant using the Black-Scholes option pricing model, with the following weighted-average valuation assumptions:

2018 LTIP NQSOs
Expected life (in years)	4.90
Expected volatility	38.73%
Risk free interest rate	1.78%
Dividend yield	—%
Weighted-average exercise price	$69.29
Weighted-average option value	$25.03

Grants to Directors. Each of the Company’s nonemployee directors is entitled to receive common stock with a total value of $125 for annual service on the Board of Directors. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the 15th day of the last month of each quarterly period. Each of these shares is fully vested on the date of issuance.

Stock-Based Compensation Expense. Components of stock-based compensation expense recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Annual RSUs	$6,509	$6,588	$7,761
Annual PSUs	2,851	2,373	1,829
LTIP PSUs	2,203	885	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2020	2019	2018
LTIP NQSOs	1,641	3,516	3,432
Grants to Directors	1,045	1,223	1,135
Employee Stock Purchase Plan*	228	189	149
Total stock-based compensation expense, pre-tax	14,477	14,774	14,306
Income tax benefit	(3,308)	(3,546)	(4,906)
Total stock-based compensation expense, net of tax	$11,169	$11,228	$9,400

*The 2015 Employee Stock Purchase Plan (ESPP) authorizes 1,000,000 shares of the Company’s common stock for sale to eligible employees using their after-tax payroll deductions, which are refundable until purchases are made, and are liability-classified. ESPP shares are excluded from basic earnings per share until purchases are made, while included in diluted earnings per share computations as after-tax payroll deductions are made. Each consecutive purchase period is six months (purchase period) in duration and shares are purchased on the last trading day of the purchase period (no look-back provision) for a fixed amount at a 15% discount to the closing price on that date. Purchase windows take place in February and August of each fiscal year. The net difference between the timing of compensation expense incurred and remeasured during the purchase period and purchase windows are recorded in other accrued expenses in the consolidated balance sheets.

Unrecognized Stock-Based Compensation Expense. Total remaining unrecognized stock-based compensation expense as of March 31, 2020 related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, are as follows:

	Unrecognized Stock-based Compensation Expense	Weighted-Average Remaining Vesting Period (Years)
Annual RSUs	$6,913	1.0
Annual PSUs	2,741	0.9
LTIP PSUs	5,999	1.5
Total	$15,653

Note 9. Derivative Instruments

As of March 31, 2020 and 2019, the Company had no outstanding derivative contracts, however, settled derivative contracts with notional values were as follows:

	Years Ended March 31,
	2020	2019
Designated Derivative Contracts	$65,569	$126,332
Non-Designated Derivative Contracts	49,251	38,582
Total	$114,820	$164,914

*Amounts during the year ended March 31, 2019 include $126,332 and $4,803 of notional value for Designated Derivative Contracts and Non-Designated Derivative Contracts, respectively, entered into during the year ended March 31, 2018.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Designated Derivative Contracts activity recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Gain (loss) recognized in OCI	$1,516	$8,355	$(9,593)
Gain (loss) reclassified from AOCL into net sales	1,516	8,675	(8,541)
Gain excluded from effectiveness testing recognized in SG&A expenses*	—	1,918	1,376

*Amounts for the years ended March 31, 2019 and 2018 were recognized under legacy US GAAP. Beginning April 1, 2019, under the new hedging standard, these amounts are now recorded as a component of AOCL and were classified in net sales during the year ended March 31, 2020.

Amounts of income tax effects recorded in the consolidated statements of comprehensive income for changes in AOCL for unrealized gains or losses for Designated Derivative Contracts, were as follows:

	Years Ended March 31,
	2020	2019	2018
Income tax expense*	$—	$77	$439

*Amounts for the years ended March 31, 2019 and 2018 are inclusive of the income tax effects from the Tax Reform Act reclassified from AOCL to retained earnings in the consolidated balance sheets in connection with the previous adoption of a new accounting standard. The amount for the year ended March 31, 2020 is zero as the Company had settled all its outstanding Designated Derivative Contracts as of March 31, 2020 and 2019.

Non-Designated Derivative Contracts activity recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Gain (loss) recognized in SG&A expenses	$328	$1,393	$(2,574)

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts.

Note 10. Stockholders’ Equity

Stock Repurchase Programs. In January 2019, the Company’s Board of Directors approved a stock repurchase program which, together with stock repurchase programs approved in 2017 and 2015, authorized the Company to repurchase a total of up to $796,000 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the Stock Repurchase Programs). The full amounts originally authorized under the 2017 and 2015 stock repurchase programs have been repurchased and these programs have been completed.

As of March 31, 2020, the aggregate remaining approved amount under the Company’s Stock Repurchase Programs was $159,807. The Company’s Stock Repurchase Programs do not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion. The Company’s current revolving credit agreements allow it to make stock repurchases under these programs, as long as the Company does not exceed certain leverage ratios and no event of default has occurred under these arrangements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Publicly-announced stock repurchase activity of open-market transactions under the Company’s Stock Repurchase Programs, were as follows:

	Years Ended March 31,
	2020	2019	2018
Total number of shares repurchased*	1,296,201	1,400,699	1,702,653
Average price paid per share	$146.89	$115.22	$87.91
Dollar value of shares repurchased	$190,405	$161,395	$149,687

*Any stock repurchases are made as part of publicly-announced programs in open-market transactions.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the consolidated balance sheets, were as follows:

	As of March 31,
	2020	2019
Cumulative foreign currency translation loss	$(25,559)	$(22,654)
Total	$(25,559)	$(22,654)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding, are as follows:

	Years Ended March 31,
	2020	2019	2018
Basic	28,385,000	29,641,000	31,758,000
Dilutive effect of equity awards	309,000	262,000	238,000
Diluted	28,694,000	29,903,000	31,996,000

Excluded*
Annual RSUs and Annual PSUs	3,000	3,000	200
LTIP PSUs	153,000	77,000	—
LTIP NQSOs	—	170,000	397,000
Deferred Non-Employee Director Equity Awards	—	2,000	1,000

*The equity awards excluded from the dilutive effect are generally excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards with performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures. Refer to Note 8, “Stock-Based Compensation,” for further information on the Company's equity incentive plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 12. Reportable Operating Segments

Information reported to the Chief Operating Decision Maker (CODM), who is the Company’s Principal Executive Officer, is organized into six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with distribution centers, certain executive and stock-based compensation, accounting, finance, legal, information technology, human resources, and facilities, among others. Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2020	2019	2018
Net sales
UGG brand wholesale	$892,990	$888,347	$841,893
HOKA brand wholesale	277,097	185,057	132,688
Teva brand wholesale	119,108	119,390	117,478
Sanuk brand wholesale	39,463	69,791	78,283
Other brands wholesale	67,175	42,818	17,273
Direct-to-Consumer	736,856	715,034	715,724
Total	$2,132,689	$2,020,437	$1,903,339
Income (loss) from operations
UGG brand wholesale	$303,908	$300,761	$247,826
HOKA brand wholesale	61,860	35,717	20,954
Teva brand wholesale	30,736	27,939	20,400
Sanuk brand wholesale	3,212	12,781	14,474
Other brands wholesale	16,087	10,411	1,304
Direct-to-Consumer	182,548	185,449	156,896
Unallocated overhead costs	(260,216)	(245,738)	(239,270)
Total	$338,135	$327,320	$222,584

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2020	2019	2018
Depreciation, amortization, and accretion
UGG brand wholesale	$611	$1,254	$3,193
HOKA brand wholesale	612	456	485
Teva brand wholesale	1	10	12
Sanuk brand wholesale	2,361	4,171	4,174
Other brands wholesale	382	382	380
Direct-to-Consumer	10,586	12,195	13,396
Unallocated overhead costs	24,359	26,473	26,932
Total	$38,912	$44,941	$48,572

Capital expenditures
UGG brand wholesale	$404	$205	$58
HOKA brand wholesale	434	285	—
Teva brand wholesale	—	—	—
Sanuk brand wholesale	—	—	20
Other brands wholesale	64	11	—
Direct-to-Consumer	7,753	5,739	8,641
Unallocated overhead costs	23,800	22,846	26,094
Total	$32,455	$29,086	$34,813

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

Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets, are as follows:

	As of March 31,
	2020	2019
Assets
UGG brand wholesale	$245,239	$240,411
HOKA brand wholesale	124,958	94,157
Teva brand wholesale	90,305	76,370
Sanuk brand wholesale	50,314	71,285
Other brands wholesale	21,535	14,618
Direct-to-Consumer	243,489	95,501
Total assets from reportable operating segments	775,840	592,342
Unallocated cash and cash equivalents	649,436	589,692
Unallocated deferred tax assets, net	28,233	30,870
Unallocated other corporate assets	311,609	214,302
Total	$1,765,118	$1,427,206

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 13. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Years Ended March 31,
	2020	2019	2018
International net sales	$730,997	$742,079	$729,278
% of net sales	34.3%	36.7%	38.3%
Net sales in foreign currencies	$587,233	$605,725	$617,867
% of net sales	27.5%	30.0%	32.5%
Ten largest customers as % of net sales	23.7%	27.7%	28.2%

For the years ended March 31, 2020, 2019, and 2018, no single foreign country comprised 10.0% or more of the Company’s total net sales. No single customer accounted for 10.0% or more of the Company’s net sales during the years ended March 31, 2020, 2019, and 2018. The Company sells its products to customers for trade accounts receivables and, as of March 31, 2020 and 2019, had no individual customers that exceeded 10% of trade accounts receivable, net. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Suppliers. The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company's sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The supply of sheepskin can be adversely impacted by weather patterns, harvesting decisions, incidents of disease, and the price of other commodities, such as wool and leather. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, changes in consumer preferences, and changes in discretionary spending.

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2020	2019
US	$194,679	$196,702
Foreign*	14,358	17,094
Total	$209,037	$213,796

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of March 31, 2020 and March 31, 2019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2020, 2019, and 2018
(dollar amounts in thousands, except per share or share data)

Note 14. Quarterly Summary of Information (Unaudited)

The Company’s business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded the Company’s aggregate net sales in the quarters ending March 31st and June 30th. While the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles and growing the year-round net sales of the HOKA brand as a percentage of the Company’s aggregate net sales, the Company expects the seasonality trends that have resulted in significant variations in the Company’s aggregate net sales from quarter to quarter to decrease over time.

Summarized unaudited quarterly financial data, were as follows:

	Fiscal Year 2020
	Quarter Ended
	6/30/2019	9/30/2019	12/31/2019	3/31/2020
Net sales	$276,839	$542,205	$938,735	$374,910
Gross profit	130,019	273,024	507,632	192,998
(Loss) income from operations	(31,417)	97,131	255,766	16,655
Net (loss) income	(19,351)	77,810	201,593	16,090
Net (loss) income per share
Basic	$(0.67)	$2.73	$7.21	$0.57
Diluted	$(0.67)	$2.71	$7.14	$0.57

	Fiscal Year 2019
	Quarter Ended
	6/30/2018	9/30/2018	12/31/2018	3/31/2019
Net sales	$250,594	$501,913	$873,800	$394,130
Gross profit	114,965	251,887	470,093	203,305
(Loss) income from operations	(39,414)	90,412	244,718	31,604
Net (loss) income	(30,407)	74,372	196,374	23,969
Net (loss) income per share
Basic	$(1.00)	$2.49	$6.74	$0.82
Diluted	$(1.00)	$2.48	$6.68	$0.82

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Allowances for doubtful accounts, sales discounts, chargebacks and sales returns against trade accounts receivable recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2020	2019	2018
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$5,073	$3,487	$5,979
Additions	3,498	2,849	4,168
Deductions	(1,582)	(1,263)	(6,660)
Balance at End of Year	$6,989	$5,073	$3,487
Allowance for sales discounts (2)
Balance at Beginning of Year	$710	$1,400	$3,100
Additions	14,845	11,712	19,972
Deductions	(14,525)	(12,402)	(21,672)
Balance at End of Year	$1,030	$710	$1,400
Allowance for chargebacks (3)
Balance at Beginning of Year	$13,041	$7,727	$7,028
Additions	13,399	23,369	19,019
Deductions	(13,313)	(18,055)	(18,320)
Balance at End of Year	$13,127	$13,041	$7,727
Allowance for sales returns (4)
Balance at Beginning of Year	$—	$20,848	$16,247
Additions	—	—	51,677
Deductions	—	(20,848)	(47,076)
Balance at End of Year	$—	$—	$20,848
Total	$21,146	$18,824	$33,462

(1)
The additions to the allowance for doubtful accounts represent estimates of the Company’s bad debt expense based on the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual write-off of the related trade accounts receivables.

(2)
The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company’s customers based on the amount of outstanding discounts for meeting certain order, shipment, and prompt payments terms. Deductions are for the actual discounts taken by the Company’s wholesale channel customers. Discounts for DTC customers are taken at the point of sale and are not reflected in the allowance for sales discounts.

(3)
The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivables.

(4)
Amounts presented as of March 31, 2018 reflect the wholesale channel sales returns reserve on a net basis, prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers, which resulted in gross basis presentation in the consolidated balance sheets beginning April 1, 2018. Returns for DTC customer products were previously excluded as they were separately recorded in other accrued expenses in the consolidated balance sheets. In prior periods presented, the additions to the allowance for sales returns represented estimates of returns based on the Company’s historical wholesale channel customer returns experience. Deductions were for the actual return of products.