Form 10-Q
period 2020-06-30
DECKERS OUTDOOR CORP
filed 2020-08-06
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 30, 2020, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 28,021,361.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2020

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2020 (Quarterly Report), and the information and documents incorporated by reference into this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference into this Quarterly Report, contain forward-looking statements relating to, among other things:

•
the impacts of the COVID-19 global pandemic (referred to herein as COVID-19, the COVID-19 pandemic, or the pandemic) on our business, financial condition and results of operations, and the business, financial condition and results of operations of our customers and business partners;

•	changes to our business resulting from changes in discretionary spending, consumer confidence, unemployment rates, retail store activity, tourist activity, or governmental restrictions;

•	our business, operating, investing, capital allocation, marketing, and financing plans and strategies;

•	the expansion of our brands and product offerings;

•	changes to the geographic and seasonal mix of our brands and products;

•	changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies and our decision to exit the warehouse channel for the Sanuk brand;

•	changes in consumer tastes and preferences impacting our brands and products, and the fashion industry generally;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and e-commerce businesses;

•	bankruptcies or other financial difficulties impacting our wholesale customers or other business partners;

•	the impact of seasonality and weather on consumer behavior, demand for our products, and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expansion of and investments in our Direct-to-Consumer (DTC) capabilities, including our e-commerce platforms;

•	the operational challenges faced by our distribution center, and our global third-party logistics providers, and the related impacts on our ability to deliver products;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including with respect to operating leases, purchase obligations for product and raw materials, and legal or regulatory proceedings;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions, or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact from adoption of recent accounting pronouncements; and

•	overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates, and changes in commodity pricing.

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

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE® (HOKA), Teva® (Teva), Sanuk® (Sanuk), and Koolaburra® (Koolaburra) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except share and per share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2020	March 31, 2020
ASSETS		(AUDITED)
Cash and cash equivalents	$661,941	$649,436
Trade accounts receivable, net of allowances ($25,084 and $21,146 as of June 30, 2020 and March 31, 2020, respectively)	135,225	185,596
Inventories, net of reserves ($17,759 and $12,227 as of June 30, 2020 and March 31,2020, respectively)	434,974	311,620
Prepaid expenses	18,286	17,760
Other current assets	24,381	21,548
Income tax receivable	15,003	8,151
Total current assets	1,289,810	1,194,111
Property and equipment, net of accumulated depreciation ($237,898 and $242,138 as of June 30, 2020 and March 31, 2020, respectively)	209,074	209,037
Operating lease assets	230,578	243,522
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($75,305 and $74,421 as of June 30, 2020 and March 31, 2020, respectively)	47,388	48,016
Deferred tax assets, net	28,243	28,233
Other assets	29,483	28,209
Total assets	$1,848,566	$1,765,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$646	$638
Trade accounts payable	253,557	147,892
Accrued payroll	27,278	42,309
Operating lease liabilities	48,009	49,091
Other accrued expenses	49,247	46,281
Income taxes payable	12,662	11,104
Value added tax payable	3,599	3,631
Total current liabilities	394,998	300,946
Mortgage payable	30,101	30,263
Long-term operating lease liabilities	205,555	215,724
Income tax liability	64,918	63,547
Other long-term liabilities	16,066	14,518
Total long-term liabilities	316,640	324,052
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 28,005 and 27,999 as of June 30, 2020 and March 31, 2020, respectively)	280	280
Additional paid-in capital	195,226	191,451
Retained earnings	965,975	973,948
Accumulated other comprehensive loss	(24,553)	(25,559)
Total stockholders' equity	1,136,928	1,140,120
Total liabilities and stockholders' equity	$1,848,566	$1,765,118

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2020	2019
Net sales	$283,169	$276,839
Cost of sales	140,603	146,820
Gross profit	142,566	130,019
Selling, general and administrative expenses	150,265	161,436
Loss from operations	(7,699)	(31,417)

Interest income	(674)	(2,866)
Interest expense	1,190	1,146
Other income, net	(143)	(92)
Total other expense (income), net	373	(1,812)
Loss before income taxes	(8,072)	(29,605)
Income tax benefit	(99)	(10,254)
Net loss	(7,973)	(19,351)

Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net of tax	353	(317)
Foreign currency translation gain	653	68
Total other comprehensive income (loss)	1,006	(249)
Comprehensive loss	$(6,967)	$(19,600)

Net loss per share
Basic	$(0.28)	$(0.67)
Diluted	$(0.28)	$(0.67)
Weighted-average common shares outstanding
Basic	28,001	29,089
Diluted	28,001	29,089

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	1	—	3,618	—	—	3,618
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	4	—	247	—	—	247
Shares withheld for taxes	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,973)	—	(7,973)
Total other comprehensive income	—	—	—	—	1,006	1,006
Balance, June 30, 2020	28,005	$280	$195,226	$965,975	$(24,553)	$1,136,928

	Three Months Ended June 30, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock-based compensation	1	—	3,424	—	—	3,424
Shares issued upon vesting	4	—	—	—	—	—
Exercise of stock options	46	1	2,772	—	—	2,773
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(1,069)	—	(1,069)
Shares withheld for taxes	—	—	(374)	—	—	(374)
Repurchases of common stock	(227)	(2)	—	(35,003)	—	(35,005)
Net loss	—	—	—	(19,351)	—	(19,351)
Total other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2019	28,965	$290	$184,049	$833,843	$(22,903)	$995,279

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(7,973)	$(19,351)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9,276	10,345
Bad debt expense (benefit)	2,664	(937)
Deferred tax benefit	(14)	(1,646)
Stock-based compensation	3,687	3,473
Excess tax benefit from stock-based compensation	(15)	(580)
(Gain) Loss on disposal of property and equipment	(22)	59
Impairment of operating lease assets and other long-lived assets	2,680	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	47,709	19,860
Inventories, net	(123,355)	(194,552)
Prepaid expenses and other current assets	(2,895)	(7,172)
Income tax receivable	(6,852)	(1,499)
Net operating lease assets and liabilities	(1,051)	(1,033)
Other assets	(1,273)	(547)
Trade accounts payable	106,203	175,129
Other accrued expenses	(12,091)	(8,598)
Income taxes payable	1,573	(18,625)
Long-term liabilities	2,918	(955)
Net cash provided by (used in) operating activities	21,169	(46,629)
INVESTING ACTIVITIES
Purchases of property and equipment	(9,253)	(7,393)
Proceeds from sales of property and equipment	41	227
Net cash used in investing activities	(9,212)	(7,166)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	247	2,773
Repurchases of common stock	—	(35,005)
Cash paid for shares withheld for taxes	(90)	(374)
Repayments of mortgage principal	(154)	(146)
Net cash provided by (used in) financing activities	3	(32,752)
Effect of foreign currency exchange rates on cash and cash equivalents	545	(519)
Net change in cash and cash equivalents	12,505	(87,066)
Cash and cash equivalents at beginning of period	649,436	589,692
Cash and cash equivalents at end of period	$661,941	$502,626

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $797 and $4,293, as of June 30, 2020 and 2019, respectively	$4,216	$11,833
Interest	756	563
Operating leases	14,185	15,265
Non-cash investing activities
Accrued for purchases of property and equipment	514	1,116

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2020 and for the three months ended June 30, 2020 and 2019 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2020 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 1, 2020 (2020 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. Although the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates as a result of a number of factors, including, without limitation, the severity and duration of the pandemic; the timing and extent of governmental actions taken to control the spread and mitigate the impact of the pandemic; the impact of the pandemic on discretionary spending, consumer confidence, unemployment rates and retail store security; and the impact of the pandemic on global economic conditions and financial markets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

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
The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its condensed consolidated financial statements.
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
The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its condensed consolidated financial statements.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 2. Revenue Recognition

Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when it has the ability to direct the use of, and obtain substantially all the remaining benefits from, the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. Components of variable consideration include estimated discounts, markdowns or chargebacks, and sales returns. Estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.

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
Sales Returns. The following table provides activity during the three months ended June 30, 2020 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	8,553	(25,782)
Actual returns	(7,801)	23,573
Balance, June 30, 2020	$10,415	$(27,876)

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

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers earn rewards from qualifying purchases or activities. As of June 30, 2020 and March 31, 2020, the Company's contract liability for loyalty programs was $7,397 and $6,950, respectively.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	June 30, 2020	March 31, 2020
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	51,994	51,738
Total gross carrying amount	107,239	106,983
Accumulated amortization	(75,305)	(74,421)
Net definite-lived intangible assets	31,934	32,562
Total other intangible assets, net	47,388	48,016
Total	$61,378	$62,006

Amortization Expense

Aggregate amortization expense for definite-lived intangible assets during the three months ended June 30, 2020 and 2019 was $632 and $1,413, respectively. A reconciliation of the changes in total other intangible assets, net, recorded in the condensed consolidated balance sheets is as follows:

Balance, March 31, 2020	$48,016
Amortization expense	(632)
Foreign currency translation net gain	4
Balance, June 30, 2020	$47,388

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets were as follows:

		Measured Using
	June 30, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,362	$7,362	$—	$—
Non-qualified deferred compensation liability	(5,191)	(5,191)	—	—
Designated Derivative Contracts asset	464	—	464	—

		Measured Using
	March 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,164	$6,164	$—	$—
Non-qualified deferred compensation liability	(3,756)	(3,756)	—	—

The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in company-owned life insurance policies. As of June 30, 2020, the non-qualified deferred compensation asset of $7,362 was recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2020, the non-qualified deferred compensation liability of $5,191 was recorded in the condensed consolidated balance sheets, with $668 in other accrued expenses and $4,523 in other long-term liabilities.

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

Note 5. Income Taxes

Effective income tax rate

Income tax benefit and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2020	2019
Income tax benefit	$(99)	$(10,254)
Effective income tax rate	1.2%	34.6%

The tax provisions for the three months ended June 30, 2020 and 2019 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

During the three months ended June 30, 2020, the decrease in the effective income tax rate, compared to the prior period, was due to a reduced tax benefit resulting from an unrecognized tax benefit recorded for a prior year tax position during the three months ended June 30, 2020, compared to the prior period, which recognized an increased tax benefit for the favorable settlement of a state income tax audit.

Unrecognized Tax Benefits

During the three months ended June 30, 2020, the amount of gross unrecognized tax benefits and associated penalties and interest increased by $1,038 to $18,676. This change is related to increases in prior year tax position reserves recorded in income tax liability in the condensed consolidated balance sheets.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company entered into a credit agreement that provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted London Interbank Offered Rate (LIBOR) or the Alternate Base Rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of June 30, 2020, the effective interest rates for US dollar LIBOR and ABR were 1.29% and 3.38%, respectively.

During the three months ended June 30, 2020, the Company made no borrowings or repayments under the Primary Credit Facility. As of June 30, 2020, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of June 30, 2020, available borrowings under the Primary Credit Facility were $399,451.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD, a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $42,425, with an overdraft facility sublimit of CNY 100,000, or $14,142.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of June 30, 2020, the effective interest rate was 4.24%.

During the three months ended June 30, 2020, the Company made no borrowings or repayments under the China Credit Facility. As of June 30, 2020, the Company had no outstanding balance, outstanding bank guarantees of $28, and available borrowings of $42,397 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,831, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of June 30, 2020, the effective interest rate was 0.44%.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

During the three months ended June 30, 2020, the Company made no borrowings or repayments under the Japan Credit Facility. As of June 30, 2020, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $27,831.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. As of June 30, 2020, the outstanding principal balance under the mortgage was $30,747, which includes $646 in short-term borrowings and $30,101 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of June 30, 2020, the Company was in compliance with all financial debt covenants under the revolving credit facilities and the mortgage.

Note 7. Leases

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

	Three Months Ended June 30,
	2020	2019
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$2,491	$16,422
Reductions to operating lease assets for reductions to lease liabilities*	(1,937)	(2,549)

* Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Note 8. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to certain executive officers and other key employees. During the three months ended June 30, 2020, except for the grant activity summarized below, no awards were granted under the 2015 SIP. Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the 2015 SIP.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Annual Awards

The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Three Months Ended June 30,
	2020		2019
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	33,895	$200.71	11,334	$173.77
Annual PSUs	—	—	10,764	173.69
Total	33,895	$200.71	22,098	$173.73

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive loss. The Annual RSUs typically vest in equal annual installments over three years following the date of grant. The Annual PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of June 30, 2020 was $13,877.

Note 9. Derivative Instruments

The Company may enter into foreign currency forward or option contracts (derivative contracts) to manage foreign currency risk on expected cash flows and certain existing assets and liabilities, primarily intercompany balances. Certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment.

The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recorded as a component of AOCL and are reclassified to net sales in the condensed consolidated statements of comprehensive loss in the same period or periods as the related sales are recognized. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in other comprehensive income or loss (OCI) in the condensed consolidated statements of comprehensive loss.

Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the condensed consolidated statements of comprehensive loss. The changes in fair value for these contracts are generally offset by the remeasurement gains or losses associated with the underlying foreign currency-denominated intercompany balances, which are recorded in SG&A expenses in the condensed consolidated statements of comprehensive loss.

As of June 30, 2020, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

Designated Derivative Contracts
Notional value	$42,183
Fair value recorded in other current assets	464

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

As of June 30, 2020, the Company's outstanding derivative contracts were held by an aggregate of two counterparties, all with various maturity dates within the next nine months. As of March 31, 2020, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects for unrealized gains or losses recorded in the condensed consolidated statements of comprehensive loss for changes in AOCL:

	Three Months Ended June 30,
	2020	2019
Gain (loss) recognized in OCI	$464	$(417)
Income tax (expense) benefit in OCI	(111)	100
Total	$353	$(317)

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended June 30,
	2020	2019
Loss recognized in SG&A expenses	$—	$(356)

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2020, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next twelve months. Refer to Note 10, “Stockholders' Equity,” for further information on the components of AOCL.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock. The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. During the three months ended June 30, 2020, there were no stock repurchases. As of June 30, 2020, the aggregate remaining approved amount under the Company's stock repurchase programs was $159,807.

Accumulated Other Comprehensive Loss

The components within AOCL recorded in the condensed consolidated balance sheets, were as follows:

	June 30, 2020	March 31, 2020
Unrealized gain on cash flow hedges, net of tax	$353	$—
Cumulative foreign currency translation loss	(24,906)	(25,559)
Total	$(24,553)	$(25,559)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2020	2019
Basic	28,001,000	29,089,000
Dilutive effect of equity awards	—	—
Diluted	28,001,000	29,089,000

Excluded*
Annual RSUs and Annual PSUs	194,000	245,000
LTIP PSUs	153,000	77,000
LTIP NQSOs	299,000	317,000
Deferred Non-Employee Director Equity Awards	5,000	7,000

* The equity awards excluded from the dilutive effect have been excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been anti-dilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards with performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented. Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the Company's equity incentive plans.

Note 12. Reportable Operating Segments

Information reported to the Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer (PEO), is organized into the Company's six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive loss, was as follows:

	Three Months Ended June 30,
	2020	2019
Net sales
UGG brand wholesale	$43,428	$85,400
HOKA brand wholesale	70,619	64,006
Teva brand wholesale	21,411	30,831
Sanuk brand wholesale	7,228	14,607
Other brands wholesale	635	1,727
Direct-to-Consumer	139,848	80,268
Total	$283,169	$276,839

	Three Months Ended June 30,
	2020	2019
Income (loss) from operations
UGG brand wholesale	$(3,735)	$9,441
HOKA brand wholesale	17,235	11,358
Teva brand wholesale	4,202	8,316
Sanuk brand wholesale	488	1,935
Other brands wholesale	(1,270)	132
Direct-to-Consumer	31,027	(4,572)
Unallocated overhead costs	(55,646)	(58,027)
Total	$(7,699)	$(31,417)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, were as follows:

	June 30, 2020	March 31, 2020
Assets
UGG brand wholesale	$328,583	$245,239
HOKA brand wholesale	142,393	124,958
Teva brand wholesale	64,957	90,305
Sanuk brand wholesale	46,423	50,314
Other brands wholesale	24,145	21,535
Direct-to-Consumer	232,151	243,489
Total assets from reportable operating segments	838,652	775,840
Unallocated cash and cash equivalents	661,941	649,436
Unallocated deferred tax assets, net	28,243	28,233
Unallocated other corporate assets	319,730	311,609
Total	$1,848,566	$1,765,118

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended June 30,
	2020	2019
International net sales	$98,869	$109,544
% of net sales	34.9%	39.6%
Net sales in foreign currencies	$55,683	$59,358
% of net sales	19.7%	21.4%
Ten largest customers as % of net sales	22.1%	27.2%

For the three months ended June 30, 2020 and 2019, no single foreign country comprised 10.0% or more of the Company's total net sales. One single customer exceeded 10.0% of the Company's total net sales during the three months ended June 30, 2020, compared to no single customer during the three months ended June 30, 2019.

The Company sells its products to customers for trade accounts receivables and, as of June 30, 2020, had one single customer that exceeded 10.0% of trade accounts receivable, net, compared to no single customer that exceeded 10.0% of trade accounts receivable, net, as of March 31, 2020. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company's sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The supply of sheepskin can be adversely impacted by weather patterns, harvesting decisions, incidents of disease, and the price of other commodities, such as wool and leather. Furthermore, the price of sheepskin is impacted by numerous other factors, including demand for the Company's products, demand for sheepskin by competitors, use of substitute components or products, changes in consumer preferences, and changes in discretionary spending.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, were as follows:

	June 30, 2020	March 31, 2020
US	$195,023	$194,679
Foreign*	14,051	14,358
Total	$209,074	$209,037

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2020 and March 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1 of this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8 of our 2020 Annual Report. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled Part II, Item 1A, "Risk Factors," and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Trends and Uncertainties Impacting Our Business

During early calendar year 2020, the COVID-19 pandemic spread globally, including throughout the geographic regions in which we operate our business, and where our wholesale customers, retail stores, manufacturers, and suppliers are located.

In response to the pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders have resulted in the mandatory closure of “non-essential” businesses (including retail stores), increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time. However, we believe that the actions we are taking to respond to the pandemic, combined with our strong liquidity position, have created an important foundation that will position us to emerge from this pandemic operationally sound and poised for continued long-term growth.
Our business and the industry in which we operate continue to be impacted by several important trends and uncertainties, including the COVID-19 pandemic, as follows:
Retail Environment

•
Primarily as a result of government orders and restrictions imposed in connection with the COVID-19 pandemic, many of our company-owned and operated stores were initially closed for the start of our first fiscal quarter ended June 30, 2020. Approximately 20% of our global retail stores were open for the entire fiscal quarter. The average company-owned retail store was open for roughly half of the fiscal quarter. Subsequent to June 30, 2020 and through July 30, 2020, approximately 95% of our global retail stores are open but, in most cases, with limited operations.

•
During the first fiscal quarter ended June 30, 2020, significant civil unrest, looting, and rioting in several major cities across the United States resulted in varying degrees of damage to certain of our retail stores, including some recently reopened stores. As a result, we temporarily closed some of these stores and identified three retail stores for permanent closure.

•
We are monitoring guidance provided by health officials, expert agencies, and local authorities to evaluate the current operation of our retail stores at limited capacity, as well as the reopening of our retail stores. Our decision regarding the appropriate timing to fully reopen our retail stores will depend on a number of factors, including the safety of our customers and employees, our ability to comply with government orders and restrictions, and our ability to deliver products to our customers. We expect the scope of allowable retail activities and retail consumer traffic patterns to vary by geographic region due to localized restrictions imposed by governmental authorities, the demand for our products varying between regions, and the actual and expected impact of the COVID-19 pandemic on each region. In an attempt to mitigate the impact of operating our retail stores at limited capacity, we are expanding the use of technology at these locations, including implementing mobile point-of-sales systems.

•
Given the ongoing COVID-19 pandemic conditions, including continued uncertainty around governmental responses to emerging trends, as well as changes in economic conditions and consumer sentiment, there is potential risk of additional closures or limitations as we approach our peak selling season.

•
Similar to our company-owned retail stores, many of the retail stores of our wholesale customers and retail partners were closed for part of the first fiscal quarter. While many of our wholesale customers have reopened their retail stores during the first fiscal quarter, we believe many of them have limited operations. We are working with our wholesale partners to identify areas of risk and make relevant adjustments to our order-book. However, given the uncertain conditions due to the COVID-19 pandemic, as well as the significant amount of business remaining for the fiscal year, we anticipate that our order-book cancellations will outweigh reorders with our wholesale partners.

E-Commerce Environment

•
Even prior to the mandatory retail store closures and limited retail store operations resulting from the COVID-19 pandemic, we observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by significant and prolonged decreases in consumer retail store activity as customers accelerated their migration to online shopping. These trends have been positively impacting the performance of our e-commerce business, while creating challenges and headwinds for our traditional retail business, as well as the retail businesses of our wholesale customers and retail partners.

•	We operate our e-commerce business through various websites and platforms, which have remained operational throughout the COVID-19 pandemic, and we expect they will continue to remain operational.

•
During our first fiscal quarter ended June 30, 2020, we observed strong demand across our brands within our e-commerce business, especially for the UGG and HOKA brands. We also observed that our wholesale customers, which had an established e-commerce presence, experienced similarly strong demand trends as those we have experienced, although the trends vary from customer to customer. We continue to see demand for our products, especially within the UGG and HOKA brands, from a number of these wholesale customers as their sell-through of our products remains strong within our partners’ e-commerce platforms. We expect our wholesale customers that have a greater reliance on their retail store presence may experience more significant adverse impacts from the COVID-19 pandemic.

•
We expect our e-commerce business will continue to be a driver of long-term growth, although the growth rate will be unpredictable and may not be in line with our historical experience. Additionally, we do not expect that the growth rate of our e-commerce business experienced in the first fiscal quarter ended June 30, 2020 will continue throughout the fiscal year. We believe the key factors impacting the growth rate will include consumer demand for our products, our ability to fulfill orders through our limited distribution center operations, the scope and duration of the COVID-19 pandemic, and the impact of the COVID-19 pandemic on unemployment rates, consumer confidence, discretionary spending, and economic conditions.

•
In future periods, we do not expect the increased demand we experienced in the first fiscal quarter within our e-commerce businesses to be able to similarly offset peak season UGG brand sales within our wholesale and retail businesses. During our second fiscal quarter we would normally begin to ship higher volumes of product to meet peak demand but due to the current retail environment, we may experience softer than normal sales.

Brand Strategy

•
In response to the COVID-19 pandemic, we are exercising discipline by focusing on key products that have achieved sustained success with consumers, reducing the number and types of products offered, delaying product launches, and consolidating seasonal collections.

•
Our ongoing and strategic efforts to reduce the impact of seasonality on our results of operations have had a meaningful positive impact on the year-round performance of the HOKA and UGG brands. While we expect to continue to focus on reducing the impact of seasonality through innovation and the expansion of our product offerings over the long-term, and while HOKA brand net sales continue to increase as a percentage of our aggregate net sales, given the magnitude of the UGG brand relative to our other brands, the effect of seasonality on our aggregate net sales and results of operations may continue to be significant. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic. This uncertainty makes it more difficult for us to predict future demand for our products and manage our manufacturing and inventory, especially as we approach the typical peak season for the UGG brand.

•
Within the UGG brand, we have experienced strong sell-through of certain product lines, including the slipper category, as we believe consumers are seeking out luxurious comfort in the current work-from-home environment. In addition, the UGG brand continues to experience success through the introduction of counter-seasonal products, including the spring and summer collections, improving the UGG brand’s overall year-round performance. However, we are experiencing softness within the UGG wholesale channel, especially within geographies impacted by extensive retail store closures, and within international markets due to our marketplace reset strategy in Europe, and the UGG brand having a smaller e-commerce presence internationally.

•
Within the HOKA brand, we continue to see strong demand across our product offerings through both wholesale and DTC channels, which we believe is being fueled by consumer demand for our products and an even greater emphasis on running and outdoor exercise as consumers seek to find healthy outlets in response to the COVID-19 pandemic. The significant growth of the HOKA brand’s year-round performance product offerings as a percentage of our aggregate net sales has had a meaningful positive impact on our seasonality trends, as well as our overall financial results. However, despite the recent growth and success of the HOKA brand, the impacts of the pandemic may cause a lower growth rate of HOKA brand sales in future periods than we have experienced recently.

•
For the first fiscal quarter ended June 30, 2020, net sales for the HOKA brand increased relative to the net sales for the UGG brand and as a percentage of our aggregate net sales. However, we do not expect the level of penetration of HOKA brand sales mix observed in the first fiscal quarter to continue.

•
The Sanuk and Teva brands are experiencing a disproportionate negative impact from the pandemic as the highest percentage of net sales for these brands typically occur during our fourth fiscal quarter and first fiscal quarter. We are actively monitoring the cost structures associated with these brands.

Supply Chain

•
The Company maintains a network of strategic sourcing partners which includes material vendors and third-party manufacturers. The Company experienced certain capacity constraints within its sourcing network during the first fiscal quarter ended June 30, 2020, in addition to disruptions related to travel restrictions between country borders and production facilities. While the effects of these disruptions have been mitigated thus far, and we are not experiencing any major sourcing or manufacturing disruptions at this time, it is possible that there will be disruptions in the future.

•
Our Moreno Valley, California, distribution center (DC), as well as our global third-party logistics providers (3PLs), remains open and continues to operate at reduced capacity and with limited and modified operations due to increased safety measures. In order to promote the health and safety of our distribution center employees, we continue to adhere to enhanced safety measures and protocols at our distribution center, including strict social distancing requirements and heightened cleaning of the facility in accordance with Center for Disease Control and Prevention guidelines. Due to these requirements, we are limiting the number of employees on-site relative to our available personnel capacity. We are experiencing, and our 3PLs are experiencing, certain operational and logistical challenges as a result of limited and modified operations, including challenges associated with shipping higher levels of product through our e-commerce channel than in prior periods, and increasing volume of wholesale shipments as we approach the peak selling season for the UGG brand. We are also experiencing higher costs for DC employee safety and payroll costs, as well as some delays in the shipments of our products.

•
We are working to mitigate the anticipated impact of limited and modified operations on our peak selling season, including the potential for loss of sales and reputational harm with wholesale customers. These efforts include phasing some wholesale shipments earlier than in previous fiscal years, which could result in changes in the timing of the realization of net sales as compared to prior periods, as well as prioritizing and potentially limiting certain operations within our warehouse to accommodate social distancing measures. However, we may be unsuccessful in these efforts, which could have a negative impact on our results of operations in future periods.

•
We are encountering challenges attracting and retaining quality candidates to staff our DC operations as we increasingly compete with other companies with growing e-commerce operations. For example, during the past two fiscal years, we have significantly increased certain DC employee wages in an effort to attract and retain talent. Although growing unemployment rates resulting from the COVID-19 pandemic may result in a larger short-term candidate pool, we may face ongoing challenges with recruiting and training employees as our competitors grow their e-commerce channels and require additional warehouse and DC staff.

Omni-Channel Strategy

•
We have implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and closeouts on our sales and gross margins, and increasing full-priced selling across our product offerings. Similarly, we are implementing a multi-year marketplace reset strategy in Europe to drive UGG brand heat. We expect the COVID-19 pandemic will delay or mitigate the benefits we may receive from these strategies. In addition, notwithstanding the implementation of these strategies, in light of the current marketplace environment, we are approaching the planning for the UGG brand's peak selling season with caution as we expect it may be highly competitive and feature increased levels of promotional activity relative to recent periods.

•
As a result of changes in consumer purchasing behavior, we continue to invest in and enhance our omni-channel strategy to bolster our e-commerce capabilities and enable us to better engage existing and prospective consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on our targeted digital marketing efforts, as well as marketing activations and product seeding to drive global brand heat. For example, we have begun applying these transformation efforts in Europe to drive UGG brand heat as we work to differentiate consumer experiences across various consumer touch points as part of our marketplace reset strategy. We have also started to apply this marketing strategy shift in Asia.

•
In response to the COVID-19 pandemic, we have enhanced our focus on adaptive digital marketing, including virtual events and programs, as we seek to target consumers within the work-from-home environment and promote products that are desirable based on current consumer preferences, working conditions, and lifestyle choices.

Liquidity

•
We believe we are in a strong financial position to respond to the disruptions and uncertainties caused by the COVID-19 pandemic. Notwithstanding the challenging environment, we experienced positive cash flow from operations for the first fiscal quarter ended June 30, 2020. In addition, as of June 30, 2020, our cash and cash equivalents balance was $661,941, and we had available borrowings of $469,679 under our revolving credit facilities, providing a strong liquidity position of over $1,100,000. We are currently in compliance with, and expect to remain in compliance, with all financial debt covenants under our revolving credit facilities and mortgage. For additional information, see the sections entitled “Liquidity” and “Capital Resources” below.

•
We did not repurchase any shares during the first fiscal quarter ended June 30, 2020. We are continuing the temporary pause of repurchases under our stock repurchase programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management, although we may recommence repurchase activity under our stock repurchase programs in future periods at our discretion.

•
We are working closely with our wholesale customers, as well as our manufacturers and suppliers, to manage accounts receivable and accounts payable to maximize the availability of working capital as well as leveraging government relief packages that provide certain payroll tax credits and deferrals.

Operating Expenses

•
To mitigate the adverse impact the COVID-19 pandemic may have on our business and operations, we expect to continue to manage expenses to preserve liquidity. In particular, we have implemented a number of temporary measures to reduce operating expenses, including:

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

•
We also believe the significant changes we implemented in connection with our previously completed restructuring and operating profit improvement plans will help mitigate potential negative impacts on our gross margins resulting from the COVID-19 pandemic.

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

We believe demand for UGG brand products will continue to be driven by the following:

•	High consumer brand loyalty due to consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.

•	Diversification of our footwear product offerings, such as women's spring and summer lines, as well as expanded category offerings for men's, apparel, and accessories.

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

As of June 30, 2020, we had a total of 137 global retail stores, which includes 67 concept stores and 70 outlet stores. Generally, we open retail store locations during the second or third fiscal quarters and consider closures of retail stores during the fourth fiscal quarter. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are eight UGG brand flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase the UGG brand products. Primarily located in major tourist locations, these stores are typically larger with broader product offerings and greater traffic than our general concept stores. The net sales for these stores are recorded in our DTC reportable operating segment.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of June 30, 2020, we operated our e-commerce business through company-owned websites and mobile platforms in 40 different countries, which increased from ten different countries disclosed in our 2020 Annual Report due to expansions in Europe.

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report, we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial results and assessing our prospects for future performance. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are unrelated to, and may not be indicative of, our core results of operations. However, the information included in this Quarterly Report that is presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing the performance of other companies relative to us. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. These non-GAAP financial measures are not intended to represent and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with US GAAP.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the seasonality impacts to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the COVID-19 pandemic.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. The following table summarizes our results of operations:

	Three Months Ended June 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$283,169	100.0%	$276,839	100.0%	$6,330	2.3%
Cost of sales	140,603	49.7	146,820	53.0	6,217	4.2
Gross profit	142,566	50.3	130,019	47.0	12,547	9.7
Selling, general and administrative expenses	150,265	53.0	161,436	58.3	11,171	6.9
Loss from operations	(7,699)	(2.7)	(31,417)	(11.3)	23,718	75.5
Other expense (income), net	373	0.2	(1,812)	(0.6)	(2,185)	(120.6)
Loss before income taxes	(8,072)	(2.9)	(29,605)	(10.7)	21,533	72.7
Income tax benefit	(99)	(0.1)	(10,254)	(3.7)	(10,155)	(99.0)
Net loss	(7,973)	(2.8)	(19,351)	(7.0)	11,378	58.8
Total other comprehensive income (loss), net of tax	1,006	0.3	(249)	(0.1)	1,255	504.0
Comprehensive loss	$(6,967)	(2.5)%	$(19,600)	(7.1)%	$12,633	64.5%

Net loss per share
Basic	$(0.28)		$(0.67)		$0.39
Diluted	$(0.28)		$(0.67)		$0.39

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended June 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$184,300	$167,295	$17,005	10.2%
International	98,869	109,544	(10,675)	(9.7)
Total	$283,169	$276,839	$6,330	2.3%

Net sales by brand and channel
UGG brand
Wholesale	$43,428	$85,400	$(41,972)	(49.1)%
Direct-to-Consumer	81,312	53,130	28,182	53.0
Total	124,740	138,530	(13,790)	(10.0)
HOKA brand
Wholesale	70,619	64,006	6,613	10.3
Direct-to-Consumer	38,399	15,518	22,881	147.4
Total	109,018	79,524	29,494	37.1
Teva brand
Wholesale	21,411	30,831	(9,420)	(30.6)
Direct-to-Consumer	13,833	7,453	6,380	85.6
Total	35,244	38,284	(3,040)	(7.9)

	Three Months Ended June 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	7,228	14,607	(7,379)	(50.5)
Direct-to-Consumer	6,006	4,091	1,915	46.8
Total	13,234	18,698	(5,464)	(29.2)
Other brands
Wholesale	635	1,727	(1,092)	(63.2)
Direct-to-Consumer	298	76	222	292.1
Total	933	1,803	(870)	(48.3)
Total	$283,169	$276,839	$6,330	2.3%

Total Wholesale	$143,321	$196,571	$(53,250)	(27.1)%
Total Direct-to-Consumer	139,848	80,268	59,580	74.2
Total	$283,169	$276,839	$6,330	2.3%

Total net sales increased primarily due to higher HOKA brand global sales and DTC sales across all brands, partially offset by lower wholesale sales. Further, we experienced a decrease of 9.8% in total volume of pairs sold to 5,500 from 6,100 compared to the prior period. On a constant currency basis, net sales increased by 2.8%, compared to the prior period. Drivers of significant changes in net sales were as follows:

•
Wholesale net sales of the UGG brand decreased primarily due to COVID-19 related sales losses due to store closures impacting our wholesale customers. On a constant currency basis, wholesale net sales of the UGG brand decreased by 48.5%, compared to the prior period.

•	Wholesale net sales of the HOKA brand increased due to the expansion of international distributor volume as well as continued sales growth driven by key franchise updates and new product launches.

•	Wholesale net sales of the Teva brand and the Sanuk brand decreased primarily due to COVID-19 related sales losses due to store closures impacting our wholesale customers.

•
DTC net sales increased due to higher e-commerce net sales, primarily for the UGG brand and HOKA brand, partially offset by negative impacts from company-owned retail store closures due to the COVID-19 pandemic. Due to the meaningful disruption of our retail store base throughout the quarter, we are not reporting a comparable DTC net sales metric for the first fiscal quarter.

•
International net sales, which are included in the reportable operating segment net sales presented above, decreased by 9.7%, compared to the prior period. International net sales represented 34.9% and 39.6% of total net sales for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to lower net sales in the wholesale channel for the UGG brand in Europe and Asia, including COVID-19 related sales losses, partially offset by higher net sales for the HOKA brand in our international markets, primarily in Europe.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 50.3% from 47.0%, compared to the prior period, primarily due to a favorable shift in channel mix resulting from reduced wholesale volume, including lower closeout sales and increased penetration of DTC, as well as favorable brand mix for the HOKA brand, partially offset by higher freight costs.

Selling, General and Administrative Expenses. The net decrease in SG&A expenses, compared to the prior period, was primarily the result of the following:

•	Decreased variable operating expenses of approximately $8,100, primarily due to lower travel expenses and professional fees.

•	Decreased variable advertising and promotion expenses of approximately $3,300, primarily due to shifting the timing of regional marketing development costs.

•	Decreased rent and occupancy expenses of approximately $3,100, primarily due lower retail store operating costs.

•	Decreased payroll costs of approximately $2,300, primarily due to payroll tax credits, lower retail employee costs, and lower performance-based compensation for cash bonuses.

•	Decreased depreciation and amortization expenses of approximately $1,200, primarily due to certain property and equipment and intangible assets being fully amortized during the current period.

•
Increased expenses for allowances for trade accounts receivable of approximately $2,900, primarily due to an increase in bad debt expense to account for the higher risk of wholesale customer payment defaults resulting from the COVID-19 pandemic.

•	Increased impairments of operating lease and fixed assets of approximately $2,700 due to early store closures.

•	Increased other variable net selling expenses of approximately $1,200, including transaction fees and warehousing and shipping costs, primarily due to higher DTC sales and commissions.

Loss from Operations. Loss from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$(3,735)	$9,441	$(13,176)	(139.6)%
HOKA brand wholesale	17,235	11,358	5,877	51.7
Teva brand wholesale	4,202	8,316	(4,114)	(49.5)
Sanuk brand wholesale	488	1,935	(1,447)	(74.8)
Other brands wholesale	(1,270)	132	(1,402)	(1,062.1)
Direct-to-Consumer	31,027	(4,572)	35,599	778.6
Unallocated overhead costs	(55,646)	(58,027)	2,381	4.1
Total	$(7,699)	$(31,417)	$23,718	75.5%

The decrease in total loss from operations, compared to the prior period, was due to higher net sales at higher gross margins and lower SG&A expenses as a percentage of net sales. Drivers of significant net changes in net loss from operations, compared to the prior period, were as follows:

•
The increase in income from our DTC business was primarily due to higher net sales at higher gross margins and lower SG&A expenses as a percentage of net sales, primarily driven by lower retail store operating costs due to closures related to the COVID-19 pandemic, partially offset by higher variable marketing and selling expenses and retail store-related asset impairment charges.

•
The increase in loss from operations of UGG brand wholesale was due to lower net sales at lower gross margins and higher SG&A expenses as a percentage of net sales due to lower wholesale sales driven by the COVID-19 pandemic, partially offset by lower variable marketing and selling expenses.

•	The increase in income from operations of HOKA brand wholesale was due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins.

•	The decrease in income from operations of Teva brands wholesale was due to lower sales at lower gross margins, partially offset by lower SG&A expenses as a percentage of net sales.

•	The decrease in unallocated overhead costs was primarily due to lower operating expenses, primarily for corporate travel expenses and professional costs.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to a decrease in interest income driven by lower average interest rates, partially offset by higher average invested cash balances.

Income Tax Benefit. Income tax benefit and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2020	2019
Income tax benefit	$(99)	$(10,254)
Effective income tax rate	1.2%	34.6%

The decrease in our effective income tax rate, compared to the prior period, was due to a reduced tax benefit resulting from an unrecognized tax benefit recorded for a prior year tax position during the three months ended June 30, 2020, compared to the prior period, which recognized an increased tax benefit for the favorable settlement of a state income tax audit.

Foreign income before income taxes was $4 and $1,307 and worldwide loss before income taxes was $8,072 and $29,605 during the three months ended June 30, 2020 and 2019, respectively. The decrease in foreign income before income taxes as a percentage of worldwide loss before income taxes, compared to the prior period, was primarily due to lower foreign sales as a percentage of worldwide sales and lower gross margins. For the three months ended June 30, 2020 and 2019, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual results of operations from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Over the long-term, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income or loss before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes in future periods.

Net Loss. Net loss decreased, compared to the prior period, primarily due to higher net sales at higher gross margins and lower SG&A expenses. Net loss per share decreased, compared to the prior period, due to a lower net loss.

Total Other Comprehensive Income, Net of Tax. Other comprehensive income increased, compared to the prior period, primarily due to unrealized gains on cash flow hedges as well as higher foreign currency translation gains relating to changes in our net asset position driven by Chinese and European foreign currency exchange rates.

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

While we are subject to uncertainty surrounding the COVID-19 pandemic, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities (further described below under the heading “Capital Resources”), will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.

During the three months ended June 30, 2020, no cash and cash equivalents were repatriated. As of June 30, 2020, we had $204,656 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of June 30, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Currently, we are temporarily pausing repurchases under our stock repurchase programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management, although we retain the discretion to recommence repurchases in future periods.

Our liquidity may be further impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, and our ability to respond to economic, political, and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions or strategic initiatives, economic recession, changes in stock repurchase strategy, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility and contains a $25,000 sublimit for the issuance of letters of credit. As of June 30, 2020, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $42,425. As of June 30, 2020, we had no outstanding balance, outstanding bank guarantees of $28, and available borrowings of $42,397 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,831. As of June 30, 2020, we had no outstanding balance and had available borrowings of $27,831 under our Japan Credit Facility.

Mortgage. As of June 30, 2020, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $30,747. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of June 30, 2020, we were in compliance with all financial debt covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our revolving credit facilities and our mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Net cash provided by (used in) operating activities	$21,169	$(46,629)	$67,798	145.4%
Net cash used in investing activities	(9,212)	(7,166)	(2,046)	(28.6)
Net cash provided by (used in) financing activities	3	(32,752)	32,755	100.0

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments, and changes in working capital. The increase in net cash provided by operating activities during the three months ended June 30, 2020, compared to the prior period, was primarily due to a net positive change in operating assets and liabilities of $48,878 and in net income after non-cash adjustments of $18,920. The changes in operating assets and liabilities were primarily due to net positive changes in inventories, net, trade accounts receivable, net, income taxes payable, and prepaid expenses and other current assets, partially offset by a net negative change in trade accounts payable and income tax receivable.

Investing Activities. The increase in net cash used in investing activities during the three months ended June 30, 2020, compared to the prior period, was primarily due to higher capital expenditures for warehouse improvements for the Moreno Valley distribution center, information system and hardware enhancements, and retail stores.

Financing Activities. The decrease in net cash used in financing activities during the three months ended June 30, 2020, compared to the prior period, was primarily due to no stock repurchases occurring in the current period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended June 30, 2020, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. The full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and our actual results, our condensed consolidated financial statements may be materially affected. Refer to the section entitled "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report, for a summary of applicable key estimates and judgments. There have been no material changes to the critical accounting policies disclosed in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather, and wool. The supply of sheepskin, which is used to manufacture a significant portion of the UGG brand products, is in high demand and there are a limited number of suppliers that can meet our expectations for the quantity and quality of sheepskin that we require. We presently rely on two tanneries to provide most of our sheepskin. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, use of substitute products or components, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

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

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America where we operate, may affect our results of operations, financial position, and cash flows. We face market risk to the extent that foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although most of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our monetary assets and liabilities that are denominated in currencies other than the subsidiaries’ functional currencies. We translate all assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recorded in OCI. Foreign currency exchange rate fluctuations affect our reported profits and can make comparisons from year to year more difficult.

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of June 30, 2020, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $4,200. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our use of derivative contracts. As of June 30, 2020, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR, and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive loss during the three months ended June 30, 2020. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed herewith as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, within this Quarterly Report. This Part I, Item 4, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

References within this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA ONE ONE®, Teva®, Sanuk®, and Koolaburra® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this Quarterly Report are the property of their respective owners. Solely for convenience, the above trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

There have been no material changes in the status of legal proceedings and other disputes as compared to what was reported in our Annual Report for the fiscal year ended March 31, 2020, filed with the SEC on June 1, 2020 (2020 Annual Report).

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information in this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Certain information contained within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report and Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report constitute forward-looking statements. Refer to the "Cautionary Note Regarding Forward-Looking Statements" of this Quarterly Report.

During the three months ended June 30, 2020, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized various stock repurchase programs pursuant to which we may repurchase shares of our common stock. Our current revolving credit agreements allow us to make stock repurchases under these programs, if we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of June 30, 2020, we were in compliance with these agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended June 30, 2020:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase
April 1 - April 30, 2020	—	$—	$—	$159,807
May 1 - May 31, 2020	—	—	—	159,807
June 1 - June 30, 2020	—	—	—	159,807

*Any share repurchases are made as part of publicly-announced programs in open-market transactions.

Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Currently, we are temporarily pausing repurchases under our stock repurchase programs due to the disruption and uncertainty caused by the COVID-19 pandemic and our focus on liquidity and cash management, although we retain the discretion to commence repurchases in future periods.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*10.1	Form of Stock Unit Award Agreement (2021 Time-Based RSU) under the 2015 Stock Incentive Plan
*10.2	Form of Change of Control and Severance Agreement
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 6, 2020