Form 10-Q
period 2020-09-30
DECKERS OUTDOOR CORP
filed 2020-11-05
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 29, 2020, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 28,084,060.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2020

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2020 (Quarterly Report), and the information and documents incorporated by reference into this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference into this Quarterly Report, contains forward-looking statements relating to, among other things:

•
the impacts of the COVID-19 global pandemic on our business, financial condition, results of operations and liquidity, and the business, financial condition, results of operations and liquidity of our customers, suppliers, and business partners;

•	changes to our business resulting from changes in discretionary spending, consumer confidence, unemployment rates, retail store activity, tourist activity, or governmental restrictions;

•	the impact of government orders, local authority mandates and expert agency guidance on retail store closures and operating restrictions;

•	our business, operating, investing, capital allocation, marketing, and financing plans and strategies;

•	the expansion of our brands and product offerings;

•	changes to the geographic and seasonal mix of our brands and products;

•	changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies;

•	changes in consumer preferences impacting our brands and products, and the footwear and fashion industries;

•	trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and e-commerce businesses;

•	bankruptcies or other financial difficulties impacting our wholesale customers or other business partners;

•	the impact of seasonality and weather on consumer behavior, demand for our products, and our results of operations;

•	the impact of our efforts to continue to advance sustainable and socially conscious business operations;

•	expansion of and investments in our Direct-to-Consumer (DTC) capabilities, including our e-commerce platforms;

•	the operational challenges faced by our distribution center, our global third-party logistics providers, and third-party carriers, and the related impacts on our ability to deliver products;

•	availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;

•	commitments and contingencies, including with respect to operating leases, purchase obligations for product and raw materials, and legal or regulatory proceedings;

•	the impacts of new or proposed legislation, tariffs, regulatory enforcement actions, or legal proceedings;

•	the value of goodwill and other intangible assets, and potential write-downs or impairment charges;

•	changes impacting our tax liability and effective tax rates;

•	repatriation of earnings of non-United States subsidiaries and any related tax impacts;

•	the impact from adoption of recent accounting pronouncements; and

•	overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates, and changes in commodity pricing.

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2020	March 31, 2020
ASSETS		(AUDITED)
Cash and cash equivalents	$626,414	$649,436
Trade accounts receivable, net of allowances ($35,325 and $21,146 as of September 30, 2020 and March 31, 2020, respectively)	326,266	185,596
Inventories, net of reserves ($18,735 and $12,227 as of September 30, 2020 and March 31,2020, respectively)	484,138	311,620
Prepaid expenses	19,866	17,760
Other current assets	31,696	21,548
Income tax receivable	11,356	8,151
Total current assets	1,499,736	1,194,111
Property and equipment, net of accumulated depreciation ($246,835 and $242,138 as of September 30, 2020 and March 31, 2020, respectively)	207,912	209,037
Operating lease assets	224,151	243,522
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($76,484 and $74,421 as of September 30, 2020 and March 31, 2020, respectively)	46,764	48,016
Deferred tax assets, net	27,372	28,233
Other assets	30,423	28,209
Total assets	$2,050,348	$1,765,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$9,965	$638
Trade accounts payable	312,932	147,892
Accrued payroll	30,606	42,309
Operating lease liabilities	48,728	49,091
Other accrued expenses	59,248	46,281
Income taxes payable	31,711	11,104
Value added tax payable	10,652	3,631
Total current liabilities	503,842	300,946
Mortgage payable	29,938	30,263
Long-term operating lease liabilities	196,861	215,724
Income tax liability	59,610	63,547
Other long-term liabilities	17,133	14,518
Total long-term liabilities	303,542	324,052
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 28,082 and 27,999 as of September 30, 2020 and March 31, 2020, respectively)	281	280
Additional paid-in capital	194,112	191,451
Retained earnings	1,067,529	973,948
Accumulated other comprehensive loss	(18,958)	(25,559)
Total stockholders' equity	1,242,964	1,140,120
Total liabilities and stockholders' equity	$2,050,348	$1,765,118

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$623,525	$542,205	$906,694	$819,044
Cost of sales	304,548	269,181	445,151	416,001
Gross profit	318,977	273,024	461,543	403,043
Selling, general and administrative expenses	190,373	175,893	340,638	337,329
Income from operations	128,604	97,131	120,905	65,714

Interest income	(452)	(1,530)	(1,126)	(4,396)
Interest expense	1,205	1,524	2,395	2,670
Other income, net	(113)	(86)	(256)	(178)
Total other expense (income), net	640	(92)	1,013	(1,904)
Income before income taxes	127,964	97,223	119,892	67,618
Income tax expense	26,410	19,413	26,311	9,159
Net income	101,554	77,810	93,581	58,459

Other comprehensive income (loss)
Unrealized (loss) gain on cash flow hedges, net of tax	(800)	1,497	(447)	1,180
Foreign currency translation gain (loss)	6,395	(3,391)	7,048	(3,323)
Total other comprehensive income (loss)	5,595	(1,894)	6,601	(2,143)
Comprehensive income	$107,149	$75,916	$100,182	$56,316

Net income per share
Basic	$3.62	$2.73	$3.34	$2.03
Diluted	$3.58	$2.71	$3.30	$2.01
Weighted-average common shares outstanding
Basic	28,046	28,483	28,024	28,785
Diluted	28,335	28,705	28,314	29,039

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	1	—	3,618	—	—	3,618
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	4	—	247	—	—	247
Shares withheld for taxes	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,973)	—	(7,973)
Total other comprehensive income	—	—	—	—	1,006	1,006
Balance, June 30, 2020	28,005	280	195,226	965,975	(24,553)	1,136,928
Stock-based compensation	1	—	4,019	—	—	4,019
Shares issued upon vesting	60	1	697	—	—	698
Exercise of stock options	16	—	1,134	—	—	1,134
Shares withheld for taxes	—	—	(6,964)	—	—	(6,964)
Net income	—	—	—	101,554	—	101,554
Total other comprehensive income	—	—	—	—	5,595	5,595
Balance, September 30, 2020	28,082	$281	$194,112	$1,067,529	$(18,958)	$1,242,964

	Six Months Ended September 30, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock-based compensation	1	—	3,424	—	—	3,424
Shares issued upon vesting	4	—	—	—	—	—
Exercise of stock options	46	1	2,772	—	—	2,773
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(1,069)	—	(1,069)
Shares withheld for taxes	—	—	(374)	—	—	(374)
Repurchases of common stock	(227)	(2)	—	(35,003)	—	(35,005)
Net loss	—	—	—	(19,351)	—	(19,351)
Total other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2019	28,965	290	184,049	833,843	(22,903)	995,279
Stock-based compensation	3	—	5,075	—	—	5,075
Shares issued upon vesting	73	1	617	—	—	618
Exercise of stock options	3	—	186	—	—	186
Shares withheld for taxes	—	—	(5,370)	—	—	(5,370)
Repurchases of common stock	(1,069)	(11)	—	(155,389)	—	(155,400)
Net income	—	—	—	77,810	—	77,810
Total other comprehensive loss	—	—	—	—	(1,894)	(1,894)
Balance, September 30, 2019	27,975	$280	$184,557	$756,264	$(24,797)	$916,304

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$93,581	$58,459
Reconciliation of net income to net cash used in operating activities:
Depreciation, amortization and accretion	19,499	19,966
Bad debt expense	7,163	976
Deferred tax expense (benefit)	1,503	(412)
Stock-based compensation	7,635	8,497
Excess tax benefit from stock-based compensation	(1,653)	(2,004)
Loss on disposal of property and equipment	135	391
Impairment of operating lease assets and other long-lived assets	2,680	123
Changes in operating assets and liabilities:
Trade accounts receivable, net	(147,832)	(156,975)
Inventories, net	(172,518)	(280,032)
Prepaid expenses and other current assets	(12,012)	(15,049)
Income tax receivable	(3,205)	(3,152)
Net operating lease assets and liabilities	(3,385)	(817)
Other assets	(2,213)	(139)
Trade accounts payable	162,289	188,413
Other accrued expenses	11,434	(31,056)
Income taxes payable	22,260	(3,331)
Long-term liabilities	(1,322)	(14)
Net cash used in operating activities	(15,961)	(216,156)
INVESTING ACTIVITIES
Purchases of property and equipment	(13,333)	(14,944)
Proceeds from sales of property and equipment	49	240
Net cash used in investing activities	(13,284)	(14,704)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,100	29,463
Repayments of short-term borrowings	—	(16,000)
Proceeds from issuance of stock	698	618
Proceeds from exercise of stock options	1,381	2,959
Repurchases of common stock	—	(190,405)
Cash paid for shares withheld for taxes	(7,054)	(5,744)
Repayments of mortgage principal	(309)	(294)
Net cash provided by (used in) financing activities	3,816	(179,403)
Effect of foreign currency exchange rates on cash and cash equivalents	2,406	(1,756)
Net change in cash and cash equivalents	(23,023)	(412,019)
Cash and cash equivalents at beginning of period	649,436	589,692
Cash and cash equivalents at end of period	$626,414	$177,673

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,292 and $5,282, as of September 30, 2020 and 2019, respectively	$11,764	$17,508
Interest	1,505	1,118
Operating leases	28,911	30,093
Non-cash investing activities
Accrued for purchases of property and equipment	3,598	4,260
Accrued for asset retirement obligations	323	96

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2020 and for the three and six months ended September 30, 2020 and 2019 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2020 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on June 1, 2020 (2020 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications were made for prior periods presented to conform to the current period presentation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the COVID-19 global pandemic (pandemic) on its business and operations. Although the full impact of the pandemic is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. Actual results could differ as a result of a number of factors, including, without limitation, the severity and duration of the pandemic (including the potential for additional waves of the pandemic that may vary by geographic region); the timing and extent of governmental actions taken to control the spread and mitigate the impact of the pandemic; the impact of the pandemic on discretionary spending, consumer confidence, unemployment rates, and retail store security; the scope and timing of any governmental assistance provided in response to the impacts of the pandemic; and the impact of the pandemic on global economic conditions and financial markets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers; contract assets and liabilities; stock-based compensation; impairment assessments, including for goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate utilized to discount its unpaid lease payments to measure its operating lease assets and liabilities.

There is uncertainty as to the nature and scope of the continued impacts of the pandemic over time. This uncertainty has affected, and is expected to continue to affect, management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional information becomes available.

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
For the Three and Six Months Ended September 30, 2020 and 2019
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
		Q3 FY 2023	The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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
Sales Returns. The following table provides activity during the six months ended September 30, 2020 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	17,984	(59,811)
Actual returns	(16,386)	51,685
Balance, September 30, 2020	$11,261	$(33,793)

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
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

*Net additions to sales return allowance include provision for anticipated sales returns which consists of both contractual return rights and discretionary authorized returns.

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers can earn rewards from qualifying purchases or activities. As of September 30, 2020 and March 31, 2020, the Company's contract liability for loyalty programs was $8,417 and $6,950, respectively.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	September 30, 2020	March 31, 2020
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	52,549	51,738
Total gross carrying amount	107,794	106,983
Accumulated amortization	(76,484)	(74,421)
Net definite-lived intangible assets	31,310	32,562
Total other intangible assets, net	46,764	48,016
Total	$60,754	$62,006

Amortization Expense

Aggregate amortization expense for definite-lived intangible assets during the six months ended September 30, 2020 and 2019 was $1,265 and $2,201, respectively. A reconciliation of the changes in total other intangible assets, net, recorded in the condensed consolidated balance sheets is as follows:

Balance, March 31, 2020	$48,016
Amortization expense	(1,265)
Foreign currency translation net gain	13
Balance, September 30, 2020	$46,764

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets were as follows:

		Measured Using
	September 30, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,889	$7,889	$—	$—
Non-qualified deferred compensation liability	(5,490)	(5,490)	—	—
Designated Derivative Contracts asset	243	—	243	—
Designated Derivative Contracts liability	(831)	—	(831)	—
Non-Designated Derivative Contracts asset	42	—	42	—

		Measured Using
	March 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,164	$6,164	$—	$—
Non-qualified deferred compensation liability	(3,756)	(3,756)	—	—

The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in company-owned life insurance policies. As of September 30, 2020, the non-qualified deferred compensation asset of $7,889 was recorded in other assets in the condensed consolidated balance sheets. As of September 30, 2020, the non-qualified deferred compensation liability of $5,490 was recorded in the condensed consolidated balance sheets, with $715 in other accrued expenses and $4,775 in other long-term liabilities.

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
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 5. Income Taxes

Effective Income Tax Rate

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Income tax expense	$26,410	$19,413	$26,311	$9,159
Effective income tax rate	20.6%	20.0%	21.9%	13.5%

The tax provisions during the six months ended September 30, 2020 and 2019 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented.

During the three months ended September 30, 2020, the slight increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021, partially offset by lower net discrete tax expenses, primarily driven by reduced unrecognized tax benefits recorded in the current period. During the six months ended September 30, 2020, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021 as well as a reduced tax benefit during the six months ended September 30, 2020, compared to the prior period, which recognized an increased tax benefit for the favorable settlement of a state income tax audit. These impacts were partially offset by reduced unrecognized tax benefits recorded for a prior year tax position in the current period.

Unrecognized Tax Benefits

During the six months ended September 30, 2020, the amount of gross unrecognized tax benefits and associated penalties and interest increased by $577 to $18,215. This change is primarily related to a net increase in prior year tax position reserves recorded in income tax liability in the condensed consolidated balance sheets.

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility

In September 2018, the Company entered into a credit agreement that provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted LIBOR or the Alternate Base Rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of September 30, 2020, the effective interest rates for US dollar LIBOR and ABR were 1.27% and 3.38%, respectively.

During the six months ended September 30, 2020, the Company made no borrowings or repayments under the Primary Credit Facility. As of September 30, 2020, the Company had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD, a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $44,083, with an overdraft facility sublimit of CNY 100,000, or $14,694.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of September 30, 2020, the effective interest rate was 4.45%.

During the six months ended September 30, 2020, the Company made $9,311 in borrowings and no repayments under the China Credit Facility. As of September 30, 2020, the Company had an outstanding balance of $9,311, outstanding bank guarantees of $29, and available borrowings of $34,743 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 3,000,000, or $28,412, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of September 30, 2020, the effective interest rate was 0.46%.

During the six months ended September 30, 2020, the Company made no borrowings or repayments under the Japan Credit Facility. As of September 30, 2020, the Company had no outstanding balance and available borrowings of $28,412 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for a principal amount of $33,931. As of September 30, 2020, the outstanding principal balance under the mortgage was $30,592, which includes $654 in short-term borrowings and $29,938 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants

As of September 30, 2020, the Company was in compliance with all financial covenants under the revolving credit facilities and the mortgage.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of September 30, 2020. As a result, there are differences between the net borrowing amount within this footnote disclosure and that same amount recorded in the condensed consolidated statements of cash flows. Any amounts outstanding, including those amounts disclosed above, are recorded in short-term borrowings in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 7. Leases and Other Commitments

Leases

The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. Some of the Company's operating leases contain extension options ranging from one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$3,378	$11,715	$5,869	$28,137
Reductions to operating lease assets for reductions to lease liabilities*	(476)	(2,120)	(2,413)	(4,669)

* Amounts disclosed include non-cash additions or reductions, respectively, resulting from lease remeasurements.

Litigation

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters, including the matter outlined below, will not, individually or in the aggregate, have a material adverse effect on it business, results of operations, financial condition, or liquidity.

On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division against Australian Leather. Australian Leather counterclaimed alleging that the UGG trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit. While the Company believes there is no merit to the appeal, a judgment invalidating the UGG brand trademark would have a material adverse effect on the Company's business.

Note 8. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to certain executive officers and other key employees. During the six months ended September 30, 2020, except for the Annual RSU grant activity summarized below, no additional awards were granted under the 2015 SIP. Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the 2015 SIP.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Annual Awards

The Company granted Annual RSUs and Annual PSUs under the 2015 SIP, as summarized below:

	Six Months Ended September 30,
	2020		2019
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	34,211	$200.83	38,307	$173.65
Annual PSUs	—	—	19,938	174.36
Total	34,211	$200.83	58,245	$173.89

Stock-based compensation is recorded net of estimated forfeitures in selling, general and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs typically vest in equal annual installments over three years following the date of grant. The Annual PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of September 30, 2020 was $11,219.

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

The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

As of September 30, 2020, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$53,444	$18,909	$72,353
Fair value recorded in other current assets	243	42	285
Fair value recorded in other accrued expenses	831	—	831

As of September 30, 2020, the Company's outstanding derivative contracts were held by an aggregate of four counterparties, all with various maturity dates within the next six months. As of March 31, 2020, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects for unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
(Loss) gain recorded in OCI	$(1,173)	$2,190	$(709)	$1,773
Reclassifications from AOCL into net sales	121	(216)	121	(216)
Income tax benefit (expense) in OCI	252	(477)	141	(377)
Total	$(800)	$1,497	$(447)	$1,180

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Gain recorded in SG&A expenses	$42	$502	$42	$146

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2020, the amount of unrealized losses on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 10, “Stockholders' Equity,” for further information on the components of AOCL.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock. The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. During the six months ended September 30, 2020, the Company made no stock repurchases. As of September 30, 2020, the aggregate remaining approved amount under the Company's stock repurchase programs was $159,807.

Accumulated Other Comprehensive Loss

The components within AOCL recorded in the condensed consolidated balance sheets, were as follows:

	September 30, 2020	March 31, 2020
Unrealized loss on cash flow hedges, net of tax	$(447)	$—
Cumulative foreign currency translation loss	(18,511)	(25,559)
Total	$(18,958)	$(25,559)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Basic	28,046,000	28,483,000	28,024,000	28,785,000
Dilutive effect of equity awards	289,000	222,000	290,000	254,000
Diluted	28,335,000	28,705,000	28,314,000	29,039,000

Excluded*
Annual RSUs and Annual PSUs	—	54,000	23,000	52,000
LTIP PSUs	153,000	153,000	153,000	153,000
LTIP NQSOs	—	170,000	—	170,000
Deferred Non-Employee Director Equity Awards	—	—	3,000	—

* The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been anti-dilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented (which could result in a lesser dilutive effect). Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the Company's equity incentive plans.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales
UGG brand wholesale	$291,994	$332,020	$335,422	$417,420
HOKA brand wholesale	108,117	60,959	178,736	124,965
Teva brand wholesale	17,746	17,091	39,157	47,922
Sanuk brand wholesale	6,085	8,166	13,313	22,773
Other brands wholesale	27,672	25,282	28,307	27,009
Direct-to-Consumer	171,911	98,687	311,759	178,955
Total	$623,525	$542,205	$906,694	$819,044

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from operations
UGG brand wholesale	$106,726	$135,663	$102,991	$145,104
HOKA brand wholesale	33,826	14,054	51,061	25,412
Teva brand wholesale	4,762	3,523	8,964	11,839
Sanuk brand wholesale	1,139	238	1,627	2,173
Other brands wholesale	9,869	6,958	8,599	7,090
Direct-to-Consumer	43,284	2,935	74,311	(1,637)
Unallocated overhead costs	(71,002)	(66,240)	(126,648)	(124,267)
Total	$128,604	$97,131	$120,905	$65,714

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, were as follows:

	September 30, 2020	March 31, 2020
Assets
UGG brand wholesale	$565,523	$245,239
HOKA brand wholesale	135,038	124,958
Teva brand wholesale	44,424	90,305
Sanuk brand wholesale	38,154	50,314
Other brands wholesale	53,353	21,535
Direct-to-Consumer	240,374	243,489
Total assets from reportable operating segments	1,076,866	775,840
Unallocated cash and cash equivalents	626,414	649,436
Unallocated deferred tax assets, net	27,372	28,233
Unallocated other corporate assets	319,696	311,609
Total	$2,050,348	$1,765,118

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
International net sales	$196,113	$184,234	$294,982	$293,778
% of net sales	31.5%	34.0%	32.5%	35.9%
Net sales in foreign currencies	$156,671	$159,059	$212,354	$218,416
% of net sales	25.1%	29.3%	23.4%	26.7%
Ten largest customers as % of net sales	31.9%	36.6%	27.3%	30.4%

For the three and six months ended September 30, 2020 and 2019, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer comprised 10.0% or more of the Company's total net sales during the three and six months ended September 30, 2020 and 2019.

The Company sells its products to customers for trade accounts receivable and, as of September 30, 2020, had two customers that individually exceeded 10.0% of trade accounts receivable, net, compared to no single customer that exceeded 10.0% of trade accounts receivable, net, as of March 31, 2020. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Suppliers

The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company's sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The Company believes significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for the Company's products and the products of its competitors, the use of substitute products or components, and global economic conditions.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, were as follows:

	September 30, 2020	March 31, 2020
US	$194,185	$194,679
Foreign*	13,727	14,358
Total	$207,912	$209,037

*No single foreign country’s property and equipment, net, comprised 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2020 and March 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1 of this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8 of our 2020 Annual Report. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in Part II, Item 1A, "Risk Factors," and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe that our products are distinctive and appeal broadly to women, men, and children. We sell our products through quality domestic and international retailers, international distributors, and directly to our consumers both domestically and internationally through our DTC business, which is comprised of our retail stores and e-commerce websites. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent third-party manufacturers.

Trends and Uncertainties Impacting Our Business

During early calendar year 2020, the COVID-19 pandemic (pandemic) spread globally, including throughout the geographic regions in which we operate our business, and in which our wholesale customers, retail stores, manufacturers, and suppliers are located. As of the date of this Quarterly Report, there continue to be widespread concerns about the ongoing impacts and disruptions caused by the pandemic, including the potential for additional waves of the pandemic which may vary by geographic region.

In response to the pandemic, many federal, state, local, and foreign governments put in place, and others in the future may put in place, various orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. These governmental restrictions, as well as other changes in consumer behavior in response to the pandemic, have resulted in the closure of businesses, increased unemployment rates, reduced consumer confidence, continued “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other widespread changes that have led to significant uncertainty and disruptions to businesses and financial markets. The overall impact of the pandemic on our business and future results of operations continues to be highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time. However, we believe that the actions we are taking to respond to the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position, have created an important foundation that will position us to emerge from this pandemic operationally sound and poised for continued long-term growth.
Our business and the industry in which we operate continue to be impacted by several important trends and uncertainties, including the pandemic, as follows:
Retail Environment

•
As a result of various government orders and restrictions imposed in connection with the pandemic, as well as changes in consumer behavior in response, we closed many of our company-owned-and-operated stores at the beginning of our first fiscal quarter ended June 30, 2020. However, approximately 95% of our global retail stores were open for the entire second fiscal quarter, although, in most cases, with limited capacity due to enhanced health and safety protocols. We expect some retail store closures for at least a portion of the third fiscal quarter based on recently imposed governmental restrictions and local authority mandates. In addition, given the ongoing and uncertain pandemic conditions, including the potential for additional waves of the pandemic and additional operating limitations based on expert agency guidance, there is a risk of ongoing or additional retail store closures and operating limitations.

•
We expect the scope of allowable retail activities and retail consumer traffic patterns to vary by geographic region due to restrictions imposed by governmental authorities and expert agencies, the demand for our products and consumer response to the pandemic, and the actual and expected regional impact of the pandemic. In an attempt to mitigate the impact of operating our retail stores at limited capacity, we have expanded the use of technology at these locations, including the implementation of mobile point-of-sales systems. However, notwithstanding these efforts, we could experience decreased demand or capacity threshold constraints at our retail stores during the holiday season due to social distancing restrictions, limitations on staffing, or changes in consumer behavior in response to the pandemic.

•
We believe that many of our wholesale customers and retail partners experienced retail store closures and re-openings similar to our company-owned retail stores during the six months ended September 30, 2020. Although many of our wholesale customers have reopened their retail stores, we believe that many of these stores continue to operate at limited capacity and could continue to experience limited operations or additional closures depending on the future impact of the pandemic.

E-Commerce Environment

•
We operate our e-commerce business through various websites and platforms, which have remained operational throughout the pandemic, and we expect they will continue to remain operational. To help drive digital conversion in Europe, we have recently expanded consumer access and improved ease of use by offering additional languages, currencies, and local payment types to our e-commerce platform.

•
Even prior to the retail store operating disruptions resulting from the pandemic, we observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by significant and prolonged decreases in consumer retail store activity as consumers accelerated their migration to online shopping. These trends have been positively impacting the performance of our e-commerce business, while creating headwinds for our traditional retail business, as well as the retail businesses of our wholesale customers and retail partners.

•
During the six months ended September 30, 2020, we observed strong demand across all of our brands within our e-commerce business, particularly within the UGG and HOKA brands. We also observed that our wholesale customers with an established e-commerce presence, experienced similarly strong demand trends, although such trends vary from customer to customer. We continue to see demand for our products, especially within the UGG and HOKA brands, from a number of these wholesale customers as their sell-through of our products remains strong within their e-commerce platforms. In future periods, we do not expect the growth rate that our e-commerce business experienced during the six months ended September 30, 2020 to continue to occur or that our e-commerce business will be able to offset a possible reduction in UGG brand sales within our wholesale and retail businesses during peak season resulting from the impacts of the pandemic.

•
We expect our e-commerce business will continue to be a driver of long-term growth, although the growth rate will be unpredictable and may not be in line with our historical experience. Additionally, we do not expect that the growth rate that our e-commerce business experienced during the six months ended September 30, 2020 will continue throughout the fiscal year. We believe the key factors impacting the growth rate of our e-commerce business will include consumer demand for our products, our ability to fulfill orders through our limited distribution center operations, the scope and duration of the pandemic, and the impact of the pandemic on unemployment rates, consumer confidence, discretionary spending, and economic conditions.

Brand Strategy

•
In response to the pandemic, we are exercising discipline by focusing on key products that have achieved sustained success with consumers, delaying product launches, and consolidating seasonal collections.

•	Our ongoing strategic efforts to reduce the impact of seasonality on our results of operations have had a meaningful positive impact on the year-round performance of the HOKA and UGG brands.

Although we expect to continue to focus on reducing the impact of seasonality through innovation and the expansion of our product offerings over the long-term, and while HOKA brand net sales continue to increase as a percentage of our aggregate net sales, given the magnitude of the UGG brand relative to our other brands, the effect of seasonality on our aggregate net sales and results of operations may continue to be significant. The uncertainty surrounding the effect of the pandemic on our historical seasonality trends makes it more difficult for us to predict future demand for our products and manage our manufacturing and inventory, especially as we approach the typical peak season for the UGG brand.

•
Within the UGG brand, we have experienced strong sell-through of certain product lines, such as the slipper category, as we believe consumers are seeking out luxurious comfort in the current work-from-home environment. In addition, the UGG brand continues to experience success with counter-seasonal products, such as spring and summer collections for Women's, Men's, and Kid's categories. The brand is also having success attracting new and younger consumers. However, the UGG brand is experiencing some softness within the wholesale channel globally, in part due to the pandemic, but also due to our marketplace reset strategy in Europe.

•
Within the HOKA brand, we continue to see strong demand across our product offerings through both wholesale and DTC channels, which we believe is being fueled by consumer demand for our products and an even greater emphasis on running and outdoor exercise as consumers seek to find healthy outlets during the pandemic. The significant growth of the HOKA brand’s year-round performance product offerings as a percentage of our aggregate net sales has had a meaningful positive impact on our seasonality trends, as well as our overall financial results. However, despite the recent growth and success of the HOKA brand, the impacts of the pandemic may cause a lower growth rate of HOKA brand sales in future periods than the growth rate we have recently experienced.

•
The Sanuk and Teva brands wholesale channel results of operations during the six months ended September 30, 2020 experienced a disproportionate negative impact from the pandemic as the highest percentage of net sales for these brands typically occur during our fourth fiscal quarter and first fiscal quarter. We are actively monitoring the cost structures associated with these brands.

Supply Chain

•
We maintain a network of strategic sourcing partners which includes material vendors and third-party manufacturers. We experienced certain capacity constraints within our sourcing network during the six months ended September 30, 2020, in addition to disruptions related to travel restrictions between countries and production facilities. While the effects of these disruptions have been mitigated thus far, and we are not experiencing any major sourcing or manufacturing disruptions at this time, it is possible that we will experience disruptions to our supply chain in the future.

•
Our Moreno Valley, California, distribution center (DC), as well as our global third-party logistics providers (3PLs) and third-party carriers, remain open and continue to operate at reduced capacity and with limited and modified operations due to increased safety measures. These include inbound transportation such as ocean, air and ports, as well as outbound transportation, including truck and parcel. We are experiencing, and our 3PLs and third-party carriers are experiencing, certain operational and logistical challenges as a result of limited and modified operations, including challenges associated with shipping higher quantities of product through our e-commerce channel compared to prior periods, and a higher volume of wholesale shipments as we approach the peak selling season for the UGG brand. These impacts have had, and may continue to have, an adverse effect on our results of operations. Additionally, in order to promote the health and safety of our DC employees, we continue to adhere to enhanced safety measures and protocols at our DC, including strict social distancing requirements which is limiting our personnel capacity, as well as heightened cleaning of the facility in accordance with Center for Disease Control and Prevention guidelines.

•
We are working to mitigate the anticipated impact of limited and modified operations on our peak selling season, including the potential for loss of sales and reputational harm with wholesale customers. These efforts include phasing certain wholesale shipments earlier than in previous fiscal years, which could result in changes in the timing of the realization of net sales as compared to prior periods. These efforts also include increasing throughput for our e-commerce business due to higher expected volume compared to the prior period, while prioritizing and potentially limiting certain operations within our warehouse to accommodate social distancing and other employee safety measures. However, we may be unsuccessful in these efforts, which could have a negative impact on our results of operations in future periods.

•
We are encountering challenges in attracting and retaining quality candidates to staff our DC operations as we increasingly compete with other companies with growing e-commerce operations. For example, during the past two fiscal years, we have significantly increased certain DC employee wages in an effort to attract and retain talent. Although growing unemployment rates resulting from the pandemic may result in a larger short-term pool of employee candidates, we may face ongoing challenges with recruiting and training employees as our competitors grow their e-commerce channels and require additional warehouse and DC staff.

Omni-Channel Strategy

•
We have implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and closeouts on our sales and gross margins, and increasing full-priced selling across our product offerings. Similarly, we are implementing a multi-year marketplace reset strategy in Europe to drive UGG brand heat and build a foundation of diversified product acceptance. We expect the pandemic will delay or mitigate the benefits we may receive from these strategies. In addition, notwithstanding the implementation of these strategies, in light of the current marketplace environment, we are approaching the planning for the UGG brand's peak selling season with caution as we expect it may be highly competitive and feature increased levels of promotional activity relative to recent periods.

•
As a result of changes in consumer purchasing behavior, we continue to invest in and enhance our omni-channel strategy to bolster our e-commerce capabilities and enable us to better engage existing and prospective consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on our targeted digital marketing efforts, as well as localized marketing activations, authentic collaborations, and product seeding to drive global brand heat. For example, we have begun applying these transformation efforts in Europe and Asia to drive UGG brand heat as we work to differentiate consumer experiences across various consumer touch points as part of our marketplace reset strategy. In addition, we have recently launched international loyalty programs in our DTC business. Further, and in response to the pandemic, we have enhanced our focus on adaptive digital marketing, including virtual events and programs, as we seek to target consumers within the work-from-home environment and promote products that are desirable based on current consumer preferences, working conditions, and lifestyle choices.

Liquidity

•
We believe we are in a strong financial position to respond to the disruptions and uncertainties caused by the pandemic. Notwithstanding the challenging environment, as of September 30, 2020, our cash and cash equivalents balance was $626,414, and we had available borrowings of $462,606 under our revolving credit facilities, providing a strong liquidity position of approximately $1,100,000. We are currently in compliance with, and expect to remain in compliance, with all financial and non-financial covenants under our revolving credit facilities and mortgage. Refer to sections “Liquidity” and “Capital Resources” below, within this Part I, Item 2, for further information.

•	We did not repurchase any shares during the six months ended September 30, 2020. However, we may recommence repurchase activity under our stock repurchase programs in future periods at our discretion.

•
We are working closely with our wholesale customers, as well as our manufacturers and suppliers, to manage accounts receivable and accounts payable to maximize the availability of working capital as well as leveraging government relief packages that provide certain payroll tax credits and deferrals.

Operating Expenses

•
To mitigate the adverse impact the pandemic may have on our business and operations, we expect to continue to manage expenses. In particular, we have implemented a number of temporary measures to reduce operating expenses during the six months ended September 30, 2020, including:

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

•
We also believe the significant changes we implemented in connection with our previously completed restructuring and operating profit improvement plans will help mitigate potential negative impacts on our gross margins resulting from the pandemic.

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

As of September 30, 2020, we had a total of 141 global retail stores, which includes 72 concept stores and 69 outlet stores. Generally, we open retail store locations during the second or third fiscal quarters and consider closures of retail stores during the fourth fiscal quarter. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

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

Shop-in-Shop Stores. Included in the total count of global concept stores are 26 shop-in-shop (SIS) stores, defined as concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2020, we operated our e-commerce business through company-owned websites and mobile platforms in 58 different countries, which increased from ten different countries disclosed in our 2020 Annual Report due to expansions in Europe.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the seasonality impacts to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. The following table summarizes our results of operations:

	Three Months Ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$623,525	100.0%	$542,205	100.0%	$81,320	15.0%
Cost of sales	304,548	48.8	269,181	49.6	(35,367)	(13.1)
Gross profit	318,977	51.2	273,024	50.4	45,953	16.8
Selling, general and administrative expenses	190,373	30.6	175,893	32.4	(14,480)	(8.2)
Income from operations	128,604	20.6	97,131	18.0	31,473	32.4
Other expense (income), net	640	0.1	(92)	—	(732)	(795.7)
Income before income taxes	127,964	20.5	97,223	18.0	30,741	31.6
Income tax expense	26,410	4.2	19,413	3.6	(6,997)	(36.0)
Net income	101,554	16.3	77,810	14.4	23,744	30.5
Total other comprehensive income (loss), net of tax	5,595	0.9	(1,894)	(0.4)	7,489	395.4
Comprehensive income	$107,149	17.2%	$75,916	14.0%	$31,233	41.1%

Net income per share
Basic	$3.62		$2.73		$0.89
Diluted	$3.58		$2.71		$0.87

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$427,412	$357,971	$69,441	19.4%
International	196,113	184,234	11,879	6.4
Total	$623,525	$542,205	$81,320	15.0%

Net sales by brand and channel
UGG brand
Wholesale	$291,994	$332,020	$(40,026)	(12.1)%
Direct-to-Consumer	123,083	72,856	50,227	68.9
Total	415,077	404,876	10,201	2.5
HOKA brand
Wholesale	108,117	60,959	47,158	77.4
Direct-to-Consumer	34,980	17,150	17,830	104.0
Total	143,097	78,109	64,988	83.2
Teva brand
Wholesale	17,746	17,091	655	3.8
Direct-to-Consumer	9,972	5,907	4,065	68.8
Total	27,718	22,998	4,720	20.5

	Three Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	6,085	8,166	(2,081)	(25.5)
Direct-to-Consumer	3,396	2,538	858	33.8
Total	9,481	10,704	(1,223)	(11.4)
Other brands
Wholesale	27,672	25,282	2,390	9.5
Direct-to-Consumer	480	236	244	103.4
Total	28,152	25,518	2,634	10.3
Total	$623,525	$542,205	$81,320	15.0%

Total Wholesale	$451,614	$443,518	$8,096	1.8%
Total Direct-to-Consumer	171,911	98,687	73,224	74.2
Total	$623,525	$542,205	$81,320	15.0%

Total net sales increased primarily due to higher HOKA brand wholesale sales and DTC sales across all brands, partially offset by lower UGG brand wholesale sales. Further, we experienced an increase of 19.6% in total volume of pairs sold to 11,000 from 9,200 compared to the prior period. On a constant currency basis, net sales increased by 14.1% compared to the prior period. Drivers of significant changes in net sales were as follows:

•
Wholesale net sales of the HOKA brand increased due to the global expansion of market share, primarily due to increased brand awareness combined with key franchise updates and product launches during the second fiscal quarter that were delayed from the first fiscal quarter.

•
Wholesale net sales of the UGG brand decreased primarily due to lower global sell-in of product. This was primarily driven by more conservative purchasing from our global wholesale partners due to the pandemic. International wholesale sales were also lower due to the continued marketplace strategies in Europe and Asia. On a constant currency basis, wholesale net sales of the UGG brand decreased by 13.0%, compared to the prior period.

•
DTC net sales increased due to higher e-commerce net sales across all brands, primarily for the UGG and HOKA brands. Comparable DTC net sales for the 13 weeks ended September 27, 2020 increased by 86.2%, compared to the same prior period, primarily due to global growth through customer acquisition in our e-commerce business driven by an acceleration of the shift in the way consumers shop for products as a result of the pandemic.

•
International sales, which are included in the reportable operating segment sales presented above, represented 31.5% and 34.0% of total net sales for the three months ended September 30, 2020 and 2019, respectively. The decrease in international net sales as a percentage of total sales was primarily driven by higher domestic sales as a percentage of worldwide sales due to higher e-commerce sales. However, international net sales increased by 6.4% compared to the prior period. The increase in international sales was primarily due to higher net sales for the HOKA brand primarily in Europe and Asia, partially offset by lower net sales in the wholesale channel for the UGG brand.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 51.2% from 50.4% compared to the prior period, primarily due to a favorable channel mix resulting from increased penetration of DTC, favorable brand mix for the HOKA brand, as well as favorable changes in foreign currency exchange rates.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•	Increased variable advertising and promotion expenses of approximately $8,900, primarily due to regional marketing development costs such as websites and other media.

•	Increased payroll costs of approximately $6,500, primarily due to higher warehousing costs and headcount.

•	Increased other variable net selling expenses of approximately $5,800, including transaction fees and warehousing and shipping costs, primarily due to higher DTC sales and commissions.

•
Increased expenses for allowances for trade accounts receivable of approximately $2,600, primarily due to an increase in bad debt expense to account for the higher risk of wholesale customer payment defaults resulting from the pandemic.

•	Decreased variable operating expenses of approximately $4,500, primarily due to lower travel expenses and professional fees.

•	Decreased rent and occupancy expenses of approximately $3,000, primarily due to lower retail store operating costs, including due to a lower company-owned retail store count.

•	Decreased foreign currency-related losses of $2,000, primarily driven by favorable changes in foreign currency exchange rates for Asian and European currencies.

Income from Operations. Income from operations by reportable operating segment were as follows:

	Three Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$106,726	$135,663	$(28,937)	(21.3)%
HOKA brand wholesale	33,826	14,054	19,772	140.7
Teva brand wholesale	4,762	3,523	1,239	35.2
Sanuk brand wholesale	1,139	238	901	378.6
Other brands wholesale	9,869	6,958	2,911	41.8
Direct-to-Consumer	43,284	2,935	40,349	1,374.8
Unallocated overhead costs	(71,002)	(66,240)	(4,762)	(7.2)
Total	$128,604	$97,131	$31,473	32.4%

The increase in total income from operations, compared to the prior period, was due to higher net sales at higher gross margins, primarily driven by our DTC business and HOKA brand wholesale, partially offset by higher SG&A expenses. Drivers of significant net changes in total income from operations, compared to the prior period, are set forth below.

•	The increase in income from operations of DTC was primarily due to higher net sales at higher gross margins, partially offset by higher variable marketing and selling expenses.

•
The decrease in income from operations of UGG brand wholesale was due to lower net sales at lower gross margins and higher bad debt expense, partially offset by lower variable selling and marketing expenses.

•	The increase in income from operations of HOKA brand wholesale was primarily due to higher net sales, partially offset by higher variable marketing expenses.

•
The increase in unallocated overhead costs was primarily due to higher warehousing expenses, including for payroll and outside services, partially offset by lower travel expenses and lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates for all operational foreign currencies.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to a decrease in interest income driven by lower average interest rates, partially offset by higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2020	2019
Income tax expense	$26,410	$19,413
Effective income tax rate	20.6%	20.0%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021, partially offset by lower discrete tax expenses, primarily driven by reduced unrecognized tax benefits recorded in the current period.

Foreign income before income taxes was $49,793 and $46,002 and worldwide income before income taxes was $127,964 and $97,223 during the three months ended September 30, 2020 and 2019, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales as a percentage of worldwide sales.

Refer to the section “Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019" within this Part I, Item 2, for further details on our pre-tax earnings and effective income tax rate for the fiscal year ending March 31, 2021.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, primarily due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases in prior periods.

Total Other Comprehensive Income (Loss), Net of Tax. Other comprehensive income, net of tax, increased, compared to the prior period, primarily due to higher foreign currency translation gains relating to changes to our net asset position driven by favorable Asian and European foreign currency exchange rates, partially offset by unrealized losses on cash flow hedges.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019. The following table summarizes our results of operations:

	Six Months Ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$906,694	100.0%	$819,044	100.0%	$87,650	10.7%
Cost of sales	445,151	49.1	416,001	50.8	(29,150)	(7.0)
Gross profit	461,543	50.9	403,043	49.2	58,500	14.5
Selling, general and administrative expenses	340,638	37.6	337,329	41.2	(3,309)	(1.0)
Income from operations	120,905	13.3	65,714	8.0	55,191	84.0
Other expense (income), net	1,013	0.1	(1,904)	(0.3)	(2,917)	(153.2)
Income before income taxes	119,892	13.2	67,618	8.3	52,274	77.3
Income tax expense	26,311	2.9	9,159	1.2	(17,152)	(187.3)
Net income	93,581	10.3	58,459	7.1	35,122	60.1
Total other comprehensive income (loss), net of tax	6,601	0.7	(2,143)	(0.2)	8,744	408.0
Comprehensive income	$100,182	11.0%	$56,316	6.9%	$43,866	77.9%

Net income per share
Basic	$3.34		$2.03		$1.31
Diluted	$3.30		$2.01		$1.29

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Six Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$611,712	$525,266	$86,446	16.5%
International	294,982	293,778	1,204	0.4
Total	$906,694	$819,044	$87,650	10.7%

Net sales by brand and channel
UGG brand
Wholesale	$335,422	$417,420	$(81,998)	(19.6)%
Direct-to-Consumer	204,395	125,986	78,409	62.2
Total	539,817	543,406	(3,589)	(0.7)
HOKA brand
Wholesale	178,736	124,965	53,771	43.0
Direct-to-Consumer	73,379	32,668	40,711	124.6
Total	252,115	157,633	94,482	59.9
Teva brand
Wholesale	39,157	47,922	(8,765)	(18.3)
Direct-to-Consumer	23,805	13,360	10,445	78.2
Total	62,962	61,282	1,680	2.7
Sanuk brand
Wholesale	13,313	22,773	(9,460)	(41.5)
Direct-to-Consumer	9,402	6,629	2,773	41.8
Total	22,715	29,402	(6,687)	(22.7)

	Six Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	28,307	27,009	1,298	4.8
Direct-to-Consumer	778	312	466	149.4
Total	29,085	27,321	1,764	6.5
Total	$906,694	$819,044	$87,650	10.7%

Total Wholesale	$594,935	$640,089	$(45,154)	(7.1)%
Total Direct-to-Consumer	311,759	178,955	132,804	74.2
Total	$906,694	$819,044	$87,650	10.7%

Total net sales increased primarily due to higher HOKA brand wholesale sales and DTC sales across all brands, partially offset by lower UGG brand wholesale sales. Further, we experienced an increase of 7.8% in total volume of pairs sold to 16,500 from 15,300 compared to the prior period. On a constant currency basis, net sales increased by 10.3%, compared to the prior period. Drivers of significant changes in net sales were as follows:

•
Wholesale net sales of the UGG brand decreased primarily due to lower global sell-in of product, primarily driven by pandemic related sales losses resulting from decreased store traffic and more conservative purchasing from our global wholesale partners. International wholesale sales were also lower due to the continued marketplace strategies in Europe and Asia. On a constant currency basis, wholesale net sales of the UGG brand decreased by 20.3%, compared to the prior period.

•	Wholesale net sales of the HOKA brand increased due to global expansion of market share, primarily due to increased brand awareness combined with key franchise updates and new product launches.

•
Wholesale net sales of the Teva and Sanuk brands decreased primarily due to the pandemic related sales losses during the first fiscal quarter causing decreased store traffic for our wholesale customers during the respective brands' peak sell-in period.

•
DTC net sales increased due to higher e-commerce net sales across all brands, primarily for the UGG and HOKA brands, partially offset by negative impacts from company-owned retail store closures during the first fiscal quarter related to the pandemic. Due to the meaningful disruption of our retail store base during the first fiscal quarter, we are not reporting a comparable DTC net sales metric for the six months ended September 30, 2020.

•
International net sales, which are included in the reportable operating segment net sales presented above, represented 32.5% and 35.9% of total net sales for the six months ended September 30, 2020 and 2019, respectively. The decrease in international net sales as a percentage of total sales was primarily driven by higher domestic sales as a percentage of worldwide sales due to higher e-commerce sales. However, international net sales increased by 0.4%, compared to the prior period, primarily due to higher net sales for the HOKA brand primarily in Europe and Asia, mostly offset by the lower net sales in the wholesale channel for the UGG brand.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 50.9% from 49.2%, compared to the prior period, primarily due to a favorable channel mix resulting from increased penetration of DTC as well as favorable brand mix for the HOKA brand.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•
Increased expenses for allowances for trade accounts receivable of approximately $6,500, primarily due to an increase in bad debt expense to account for the higher risk of wholesale customer payment defaults resulting from the pandemic.

•	Increased other variable net selling expenses of approximately $5,700, including transaction fees and warehousing and shipping costs, primarily due to higher DTC sales and commissions.

•	Increased variable advertising and promotion expenses of approximately $5,600, primarily due to regional marketing development costs such as websites and other media.

•	Increased payroll costs of approximately $4,100, primarily due to higher warehousing costs and headcount.

•	Increased impairments of operating lease and fixed assets of approximately $2,700 due to early store closures.

•	Decreased variable operating expenses of approximately $11,900, primarily due to lower travel expenses and professional fees.

•	Decreased rent and occupancy expenses of approximately $6,000, primarily due to lower retail store operating costs, including due to a lower company-owned retail store count.

•	Decreased foreign currency-related losses of $2,600, primarily driven by favorable changes in foreign currency exchange rates for Asian and European currencies.

•	Decreased depreciation and amortization expenses of approximately $1,000, primarily due to certain property and equipment and intangible assets being fully amortized during the current period.

Income from Operations. Income from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$102,991	$145,104	$(42,113)	(29.0)%
HOKA brand wholesale	51,061	25,412	25,649	100.9
Teva brand wholesale	8,964	11,839	(2,875)	(24.3)
Sanuk brand wholesale	1,627	2,173	(546)	(25.1)
Other brands wholesale	8,599	7,090	1,509	21.3
Direct-to-Consumer	74,311	(1,637)	75,948	4,639.5
Unallocated overhead costs	(126,648)	(124,267)	(2,381)	(1.9)
Total	$120,905	$65,714	$55,191	84.0%

The increase in total income from operations, compared to the prior period, was due to higher net sales at higher gross margins, primarily driven by our DTC business and HOKA brand wholesale, partially offset by higher SG&A expenses. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•
The increase in income from our DTC business was primarily due to higher net sales at higher gross margins, as well as lower company-owned retail store operating costs primarily due to closures in the first fiscal quarter related to the pandemic, partially offset by higher variable marketing and selling expenses.

•
The decrease in income from operations of UGG brand wholesale was due to lower net sales at lower gross margins and higher bad debt expense, partially offset by lower variable selling and marketing expenses.

•	The increase in income from operations of HOKA brand wholesale was due to higher net sales, partially offset by lower gross margins.

•
The increase in unallocated overhead costs was primarily due to higher warehousing expenses, including for payroll and outside services, partially offset by lower travel expenses and professional costs, as well as lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates for all operational foreign currencies.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to a decrease in interest income driven by lower average interest rates, partially offset by higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2020	2019
Income tax expense	$26,311	$9,159
Effective income tax rate	21.9%	13.5%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021 as well as a reduced tax benefit during the six months ended September 30, 2020, compared to the prior period, which recognized an increased tax benefit for the favorable settlement of a state income tax audit. These impacts were partially offset by reduced unrecognized tax benefits recorded for a prior year tax position in the current period.

Foreign income before income taxes was $49,797 and $47,309 and worldwide income before income taxes was $119,892 and $67,618 during the six months ended September 30, 2020 and 2019, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales as a percentage of worldwide sales. For the six months ended September 30, 2020 and 2019, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual results of operations from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Over the long-term, we believe the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business will result in increases in foreign income before income taxes, both in absolute terms and as a percentage of worldwide income or loss before income taxes. In addition, we believe our effective income tax rate will be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes in future periods.

Net Income. Net income increased, compared to the prior period, primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, primarily due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases in prior periods.

Total Other Comprehensive Income (Loss), Net of Tax. Other comprehensive income, net of tax, increased, compared to the prior period, primarily due to higher foreign currency translation gains relating to changes to our net asset position driven by favorable Chinese and European foreign currency exchange rates, partially offset by unrealized losses on cash flow hedges.

Liquidity

We finance our working capital and operating requirements using a combination of our cash and cash equivalents balances, cash provided from ongoing operating activities, and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we are required to utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. Although we expect to continue to focus on reducing the impact of seasonality over the long-term, the effect of seasonality on our aggregate net sales and results of operations may continue to be significant.

While we are subject to uncertainty surrounding the pandemic, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and timely service our debt obligations for at least the next 12 months.

During the six months ended September 30, 2020, no cash and cash equivalents were repatriated. As of September 30, 2020, we had $190,278 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of September 30, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. We did not repurchase any shares during the six months ended September 30, 2020. However, we may recommence repurchases in future periods.

Our liquidity may be further impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, our ability to respond to the impacts and disruptions caused by the pandemic, and our ability to respond to economic, political, and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

If our existing sources of liquidity are insufficient to satisfy our working capital requirements, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of September 30, 2020, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $44,083. As of September 30, 2020, we had an outstanding balance of $9,311, outstanding bank guarantees of $29, and available borrowings of $34,743 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 3,000,000, or $28,412. As of September 30, 2020, we had no outstanding balance and available borrowings of $28,412 under our Japan Credit Facility.

Mortgage. As of September 30, 2020, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $30,592. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of September 30, 2020, we were in compliance with all financial and non-financial covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our revolving credit facilities and our mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(15,961)	$(216,156)	$200,195	92.6%
Net cash used in investing activities	(13,284)	(14,704)	1,420	9.7
Net cash provided by (used in) financing activities	3,816	(179,403)	183,219	102.1

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income or loss, other cash receipts and expenditure adjustments, and changes in working capital. The decrease in net cash used in operating activities during the six months ended September 30, 2020, compared to the prior period, was primarily due to a net positive change in operating assets and liabilities of $155,648 and in net income after non-cash adjustments of $44,547. The changes in operating assets and liabilities were primarily due to net positive changes in inventories, net, accrued expenses, incomes taxes payable, and trade accounts receivable, net, partially offset by a net negative change in trade accounts payable. The positive change in inventories, net, made up a majority of the net positive change in operating assets and liabilities, which was driven by lower inventory buys due to more disciplined purchasing that focused on key products in response to the COVID-19 pandemic.

Investing Activities. The decrease in net cash used in investing activities during the six months ended September 30, 2020, compared to the prior period, was primarily due to lower capital expenditures for information system and hardware enhancements, partially offset by higher capital expenditures for retail stores and warehouse improvements for the Moreno Valley distribution center.

Financing Activities. The increase in net cash provided by financing activities during the six months ended September 30, 2020, compared to the prior period, was primarily due to no stock repurchases occurring in the current period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

In the ordinary course of our business, we (or our affiliates, manufacturers, factories, or other agents, as applicable) enter into contracts requiring unconditional minimum purchase commitments of sheepskin and leather that we must make on or before a specified target date. In the event that we do not purchase such minimum commitments by the applicable target dates, we would be required to make additional deposits towards the purchase of the remaining minimum commitments. Such additional deposits would then be returned as we purchase the remaining minimum commitments, as these purchase commitment contracts typically do not permit net settlement.

During the six months ended September 30, 2020, we experienced lower purchases due to the delay or deferral of product manufacturing in response to the pandemic, including a more conservative purchasing strategy pursued by us and our wholesale partners. As a result, we negotiated a deferral of additional deposit payments, which represent remaining minimum commitments under expired sheepskin supply agreements. We currently expect these additional deposit payments to be made during the first quarter of fiscal year 2022. As of September 30, 2020, the remaining minimum purchase commitment under these expired agreements was approximately $48,000. However, this amount is expected to decrease to between approximately $25,000 to $35,000 as of April 1, 2021, as we purchase and use the remaining minimum commitments.

Except as described above, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, we have considered the potential impact of the COVID-19 pandemic on our business and operations. Although the full impact of the pandemic is unknown and cannot be reasonably estimated, we believe we have made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects to our financial condition, results of operations, and liquidity. Refer to section "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report, for a summary of applicable key estimates and assumptions.

There have been no material changes to the critical accounting policies disclosed in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather, and wool. The supply of sheepskin, which is used to manufacture a significant portion of the UGG brand products, is in high demand and there are a limited number of suppliers that can meet our expectations for the quantity and quality of sheepskin that we require. Most of our sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our customers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, use of substitute products or components, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather may result in purchase obligations which are not recorded in our condensed consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases for these commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our gross margins.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of September 30, 2020, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $7,300. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our use of derivative contracts. As of September 30, 2020, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the six months ended September 30, 2020 due to the immaterial outstanding balances under our revolving credit facilities. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic on our internal control over financial reporting to minimize the impact on their design and operating effectiveness.

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

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division against Australian Leather. Australian Leather counterclaimed alleging that the UGG trademark is invalid. On May 10, 2019, a jury returned a verdict in our favor in our lawsuit against Australian Leather. The District Court entered judgments upholding the UGG trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit. While we believe there is no merit to the appeal, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business.

Although we are subject to legal proceedings and other disputes from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, we believe the outcome of all pending legal proceedings and other disputes in the aggregate will not have a material adverse effect on our business, results of operations, financial condition, or liquidity. However, regardless of the outcome, resolving legal proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information in this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, results of operations, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Certain information contained within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report and Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report constitute forward-looking statements. Refer to the "Cautionary Note Regarding Forward-Looking Statements" within this Quarterly Report. During the three months ended September 30, 2020, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report.

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

Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of September 30, 2020, no defaults had occurred under these agreements.

While we did not repurchase any shares during the three months ended September 30, 2020, we retain the discretion to recommence repurchases in future periods. As of September 30, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807.

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

Date: November 5, 2020