Form 10-Q
period 2020-12-31
DECKERS OUTDOOR CORP
filed 2021-02-08
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 28, 2021, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 28,169,920.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2020

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2020 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contains forward-looking statements relating to, among other things:

•the impacts of the COVID-19 global pandemic on our business, financial condition, results of operations and liquidity, and the business, financial condition, results of operations and liquidity of our customers, suppliers, and business partners;
•changes to our business resulting from changes in discretionary spending, consumer confidence, unemployment rates, retail store activity, tourist activity, or governmental restrictions;
•the impact of government orders, local authority mandates and expert agency guidance on retail store closures and operating restrictions;
•our business, operating, investing, capital allocation, marketing, and financing plans and strategies;
•the expansion of our brands and product offerings;
•changes to the geographic and seasonal mix of our brands and products;
•changes to our product distribution strategies, including the implementation of our product allocation and segmentation strategies;
•changes in consumer preferences impacting our brands and products, and the footwear and fashion industries;
•trends impacting the purchasing behavior of wholesale customers and retail consumers, including those impacting retail and e-commerce businesses;
•bankruptcies or other financial difficulties impacting our wholesale customers or other business partners;
•the impact of seasonality and weather on consumer behavior, demand for our products, and our results of operations;
•the impact of our efforts to continue to advance sustainable and socially conscious business operations;
•expansion of and investments in our Direct-to-Consumer capabilities, including our e-commerce platforms;
•the operational challenges faced by our distribution center, our global third-party logistics providers, and third-party carriers, and the related impacts on our ability to deliver products;
•availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;
•commitments and contingencies, including with respect to operating leases, purchase obligations for product and raw materials, and legal or regulatory proceedings;
•the impacts of new or proposed legislation, tariffs, regulatory enforcement actions, or legal proceedings;
•the value of goodwill and other intangible assets, and potential write-downs or impairment charges;
•changes impacting our tax liability and effective tax rates;
•repatriation of earnings of non-United States subsidiaries and any related tax impacts;
•the impact from adoption of recent accounting pronouncements; and
•overall global economic and political trends, including foreign currency exchange rate fluctuations, changes in interest rates, and changes in commodity pricing.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

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

Unless otherwise indicated, all dollar amounts herein are expressed in thousands.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2020	March 31, 2020
ASSETS		(AUDITED)
Cash and cash equivalents	$1,156,556	$649,436
Trade accounts receivable, net of allowances ($37,777 and $21,146 as of December 31, 2020 and March 31, 2020, respectively)	312,913	185,596
Inventories, net of reserves ($17,382 and $12,227 as of December 31, 2020 and March 31, 2020, respectively)	305,298	311,620
Prepaid expenses	21,117	17,760
Other current assets	51,099	21,548
Income tax receivable	10,456	8,151
Total current assets	1,857,439	1,194,111
Property and equipment, net of accumulated depreciation ($258,177 and $242,138 as of December 31, 2020 and March 31, 2020, respectively)	205,695	209,037
Operating lease assets	206,299	243,522
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($77,783 and $74,421 as of December 31, 2020 and March 31, 2020, respectively)	46,068	48,016
Deferred tax assets, net	27,546	28,233
Other assets	30,813	28,209
Total assets	$2,387,850	$1,765,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$663	$638
Trade accounts payable	303,013	147,892
Accrued payroll	58,410	42,309
Operating lease liabilities	47,774	49,091
Other accrued expenses	92,749	46,281
Income taxes payable	56,947	11,104
Value added tax payable	12,294	3,631
Total current liabilities	571,850	300,946
Mortgage payable	29,768	30,263
Long-term operating lease liabilities	186,934	215,724
Income tax liability	60,525	63,547
Other long-term liabilities	18,652	14,518
Total long-term liabilities	295,879	324,052
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 28,152 and 27,999 as of December 31, 2020 and March 31, 2020, respectively)	282	280
Additional paid-in capital	208,064	191,451
Retained earnings	1,323,065	973,948
Accumulated other comprehensive loss	(11,290)	(25,559)
Total stockholders' equity	1,520,121	1,140,120
Total liabilities and stockholders' equity	$2,387,850	$1,765,118

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$1,077,759	$938,735	$1,984,453	$1,757,779
Cost of sales	463,862	431,103	909,013	847,104
Gross profit	613,897	507,632	1,075,440	910,675
Selling, general, and administrative expenses	285,242	251,866	625,880	589,195
Income from operations	328,655	255,766	449,560	321,480

Interest income	(593)	(848)	(1,719)	(5,244)
Interest expense	959	128	3,354	2,798
Other income, net	(267)	(117)	(523)	(295)
Total other expense (income), net	99	(837)	1,112	(2,741)
Income before income taxes	328,556	256,603	448,448	324,221
Income tax expense	73,020	55,010	99,331	64,169
Net income	255,536	201,593	349,117	260,052

Other comprehensive income (loss)
Unrealized (loss) gain on cash flow hedges, net of tax	(279)	(973)	(726)	207
Foreign currency translation gain (loss)	7,947	2,667	14,995	(656)
Total other comprehensive income (loss)	7,668	1,694	14,269	(449)
Comprehensive income	$263,204	$203,287	$363,386	$259,603

Net income per share
Basic	$9.09	$7.21	$12.44	$9.12
Diluted	$8.99	$7.14	$12.30	$9.02
Weighted-average common shares outstanding
Basic	28,114	27,978	28,054	28,515
Diluted	28,410	28,249	28,375	28,832

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	1	—	3,618	—	—	3,618
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	4	—	247	—	—	247
Shares withheld for taxes	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,973)	—	(7,973)
Total other comprehensive income	—	—	—	—	1,006	1,006
Balance, June 30, 2020	28,005	280	195,226	965,975	(24,553)	1,136,928
Stock-based compensation	1	—	4,019	—	—	4,019
Shares issued upon vesting	60	1	697	—	—	698
Exercise of stock options	16	—	1,134	—	—	1,134
Shares withheld for taxes	—	—	(6,964)	—	—	(6,964)
Net income	—	—	—	101,554	—	101,554
Total other comprehensive income	—	—	—	—	5,595	5,595
Balance, September 30, 2020	28,082	281	194,112	1,067,529	(18,958)	1,242,964
Stock-based compensation	1	—	9,900	—	—	9,900
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	68	1	4,201	—	—	4,202
Shares withheld for taxes	—	—	(149)	—	—	(149)
Net income	—	—	—	255,536	—	255,536
Total other comprehensive income	—	—	—	—	7,668	7,668
Balance, December 31, 2020	28,152	$282	$208,064	$1,323,065	$(11,290)	$1,520,121

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$349,117	$260,052
Reconciliation of net income to net cash used in operating activities:
Depreciation, amortization, and accretion	30,637	29,437
Amortization on cloud computing arrangements	420	—
Bad debt expense	6,392	693
Deferred tax expense (benefit)	1,859	(1,020)
Stock-based compensation	17,559	12,766
Excess tax benefit from stock-based compensation	(1,687)	(1,755)
Loss on disposal of property and equipment	259	679
Impairment of operating lease assets and other long-lived assets	4,060	1,382
Gain on settlement of asset retirement obligations	(207)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(133,708)	(108,982)
Inventories, net	6,321	(87,104)
Prepaid expenses and other current assets	(32,387)	(19,970)
Income tax receivable	(2,305)	(5,781)
Net operating lease assets and liabilities	1,652	(1,692)
Other assets	(3,023)	(5,924)
Trade accounts payable	152,797	119,794
Other accrued expenses	75,658	21,504
Income taxes payable	47,530	23,545
Long-term liabilities	1,318	1,101
Net cash provided by operating activities	522,262	238,725
INVESTING ACTIVITIES
Purchases of property and equipment	(21,300)	(23,664)
Proceeds from sales of property and equipment	49	266
Net cash used in investing activities	(21,251)	(23,398)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,100	69,336
Repayments of short-term borrowings	(9,478)	(63,178)
Proceeds from issuance of stock	698	618
Proceeds from exercise of stock options	5,583	3,145
Repurchases of common stock	—	(190,405)
Cash paid for shares withheld for taxes	(7,203)	(5,995)
Repayments of mortgage principal	(470)	(448)
Net cash used in financing activities	(1,770)	(186,927)
Effect of foreign currency exchange rates on cash and cash equivalents	7,879	(1,228)
Net change in cash and cash equivalents	507,120	27,172
Cash and cash equivalents at beginning of period	649,436	589,692
Cash and cash equivalents at end of period	$1,156,556	$616,864

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,489 and $5,302, as of December 31, 2020 and 2019, respectively	$56,957	$47,482
Interest	2,336	1,749
Operating leases	43,263	45,732
Non-cash investing activities
Accrued for purchases of property and equipment	1,900	1,444
Accrued for asset retirement obligations	1,595	38

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2020 and for the three and nine months ended December 31, 2020 and 2019 were prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2020 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on June 1, 2020 (2020 Annual Report).

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
For the Three and Nine Months Ended December 31, 2020 and 2019
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
ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (as amended by ASU 2019-06)
Requires annual and interim goodwill impairment tests be performed by comparing the fair value of a reporting unit with its carrying amount, effectively eliminating step two of the goodwill impairment test under legacy US GAAP. The amount by which the carrying amount exceeds the reporting unit’s fair value will continue to be recognized as an impairment charge.
The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its condensed consolidated financial statements.
ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, 2020-02, and 2020-03)	Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
Not Yet Adopted. The FASB has issued the following ASUs that have not yet been adopted by the Company. The following is a summary of each standard, planned period of adoption, and the expected impact on the Company:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes	Removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, as well as reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.	Q1 FY 2022	The Company is currently evaluating the impact on adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.
ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01)	London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

	This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022.	Q3 FY 2023	The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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

Sales Returns. The following table provides activity during the nine months ended December 31, 2020 related to estimated sales returns for the Company’s existing customer contracts for all channels:

	Contract Asset	Contract Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	33,883	(122,069)
Actual returns	(27,234)	93,787
Balance, December 31, 2020	$16,312	$(53,949)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
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

Loyalty Programs. The Company has a customer loyalty program for the UGG brand in its DTC channel where customers can earn rewards from qualifying purchases or activities. As of December 31, 2020 and March 31, 2020, the Company's contract liability for loyalty programs was $16,148 and $6,950, respectively.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

Note 3. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company's goodwill and other intangible assets are recorded in the condensed consolidated balance sheets, as follows:

	December 31, 2020	March 31, 2020
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	55,245	55,245
Other	53,152	51,738
Total gross carrying amount	108,397	106,983
Accumulated amortization	(77,783)	(74,421)
Net definite-lived intangible assets	30,614	32,562
Total other intangible assets, net	46,068	48,016
Total	$60,058	$62,006

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)

Amortization Expense

Aggregate amortization expense for definite-lived intangible assets during the nine months ended December 31, 2020 and 2019 was $1,966 and $2,839, respectively. A reconciliation of the changes in total other intangible assets, net, recorded in the condensed consolidated balance sheets is as follows:

Balance, March 31, 2020	$48,016
Amortization expense	(1,966)
Foreign currency translation net gain	18
Balance, December 31, 2020	$46,068

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

•Level 1: Quoted prices in active markets for identical assets and liabilities.

•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets were as follows:

		Measured Using
	December 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$7,771	$7,771	$—	$—
Non-qualified deferred compensation liability	(6,288)	(6,288)	—	—
Designated Derivative Contracts liability	(956)	—	(956)	—
Non-Designated Derivative Contracts liability	(255)	—	(255)	—

		Measured Using
	March 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,164	$6,164	$—	$—
Non-qualified deferred compensation liability	(3,756)	(3,756)	—	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. As of December 31, 2020, the non-qualified deferred compensation asset of $7,771 was recorded in other assets in the condensed consolidated balance sheets. As of December 31, 2020, the non-qualified deferred compensation liability of $6,288 was recorded in the condensed consolidated balance sheets, with $806 in other accrued expenses and $5,482 in other long-term liabilities.

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

Note 5. Income Taxes

Effective Income Tax Rate

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Income tax expense	$73,020	$55,010	$99,331	$64,169
Effective income tax rate	22.2%	21.4%	22.1%	19.8%

The tax provisions during the nine months ended December 31, 2020 and 2019 were computed using the estimated effective income tax rates applicable to each of the domestic and foreign taxable jurisdictions for the full fiscal year and were adjusted for discrete items that occurred within the periods presented.

During the three months ended December 31, 2020, the slight increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021, partially offset by lower net discrete tax expenses, primarily driven by reduced unrecognized tax benefits recorded in the current period. During the nine months ended December 31, 2020, the increase in the effective income tax rate, compared to the prior period, was due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021 as well as a reduced tax benefit during the nine months ended December 31, 2020, compared to the prior period, which recognized a tax benefit for the favorable settlement of a state income tax audit. The increase from prior year was partially offset by reduced discrete tax expense for unrecognized tax benefits recorded in the current period, compared to the prior period.

Unrecognized Tax Benefits

During the nine months ended December 31, 2020, the amount of gross unrecognized tax benefits increased by $1,801 to $19,439. This change is primarily related to a net increase in prior year tax position reserves recorded in income tax liability in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
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

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted LIBOR or the alternate base rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of December 31, 2020, the effective interest rates for US dollar LIBOR and ABR were 1.27% and 3.38%, respectively.

During the nine months ended December 31, 2020, the Company made no borrowings or repayments under the Primary Credit Facility. As of December 31, 2020, the Company had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

China Credit Facility

In August 2013, Deckers (Beijing) Trading Co., LTD, a wholly-owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $45,581, with an overdraft facility sublimit of CNY 100,000, or $15,194.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of December 31, 2020, the effective interest rate was 4.24%.

During the nine months ended December 31, 2020, the Company made $9,627 in borrowings and repayments under the China Credit Facility. As of December 31, 2020, the Company had no outstanding balance, outstanding bank guarantees of $30, and available borrowings of $45,551 under the China Credit Facility.

Japan Credit Facility

In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 3,000,000, or $28,810, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of December 31, 2020, the effective interest rate was 0.48%.

During the nine months ended December 31, 2020, the Company made no borrowings or repayments under the Japan Credit Facility. As of December 31, 2020, the Company had no outstanding balance and available borrowings of $28,810 under the Japan Credit Facility.

Mortgage

In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for a principal amount of $33,931. As of December 31, 2020, the outstanding principal balance under the mortgage was $30,431, which includes $663 in short-term borrowings and $29,768 in mortgage payable in the condensed consolidated balance sheets. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and requires a balloon payment of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
Debt Covenants

As of December 31, 2020, the Company was in compliance with all financial covenants under the revolving credit facilities and the mortgage.

Foreign Currency Exchange Rates

The amounts disclosed above for the China Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of December 31, 2020. As a result, there are differences between the net borrowing amount within this footnote disclosure and that same amount recorded in the condensed consolidated statements of cash flows. Any amounts outstanding, including those amounts disclosed above, are recorded in short-term borrowings in the condensed consolidated balance sheets.

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$1,013	$827	$6,882	$28,964
Reductions to operating lease assets for reductions to lease liabilities*	(9,206)	(616)	(11,619)	(5,285)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Purchase Obligations

During the nine months ended December 31, 2020, the Company entered into a logistics and transportation services agreement with a new warehouse partner in Europe, intended to replace an existing services agreement with another provider, for a five-year initial term, and the Company expects its future minimum commitments under this agreement to be approximately $40,000.

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
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. Australian Leather counterclaimed alleging that the UGG trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit. While the Company believes there is no merit to the appeal, a judgment invalidating the UGG brand trademark would have a material adverse effect on the Company's business.

Note 8. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to certain executive officers and other key employees. During the nine months ended December 31, 2020, except for the Annual RSU grant activity summarized below, no additional awards were granted under the 2015 SIP. Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards

The Company granted Annual RSUs and Annual PSUs, as summarized below:

	Nine Months Ended December 31,
	2020		2019
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	45,161	$215.66	44,702	$171.72
Annual PSUs	—	—	19,509	174.34
Total	45,161	$215.66	64,211	$172.51

Stock-based compensation is recorded net of estimated forfeitures in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs typically vest in equal annual installments over three years following the date of grant. The Annual PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of December 31, 2020 was $11,717.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
Long-Term Incentive Plan Awards

The Company evaluates at least quarterly the probability of achieving performance criteria included in its LTIP PSUs against its most current forecast. During the three months ended December 31, 2020, management determined that it is probable that the Company will exceed its previous estimates of projected performance against the respective performance criteria levels for the target level of 38,174 LTIP PSUs issued in September 2019 and the target level of 41,793 LTIP PSUs issued in September 2018. As a result, additional LTIP PSUs of approximately 86,360 are probable of vesting and the Company recognized a cumulative catch-up adjustment to stock-based compensation expenses based on the revised estimate of LTIP PSUs expected to vest and the estimated grant date fair value. As a result of this cumulative catch-up, $7,261 of total stock-based compensation expense was recorded in SG&A expenses in the condensed consolidated statements of comprehensive income during the three months ended December 31, 2020. Future unrecognized stock-based compensation expense for these LTIP PSUs outstanding as of December 31, 2020 was $6,098.

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

As of December 31, 2020, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$15,015	$11,374	$26,389
Fair value recorded in other accrued expenses	(956)	(255)	(1,211)

As of December 31, 2020, the Company's outstanding derivative contracts were held by an aggregate of two counterparties, all with various maturity dates within the next three months. As of March 31, 2020, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects for unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
(Loss) gain recorded in Other comprehensive income	$(556)	$(451)	$(1,265)	$1,322
Reclassifications from AOCL into net sales	189	(833)	310	(1,049)
Income tax benefit (expense) in Other comprehensive income	88	311	229	(66)
Total	$(279)	$(973)	$(726)	$207

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
(Loss) gain recorded in SG&A expenses	$(564)	$192	$(522)	$338

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2020, the amount of unrealized losses on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next three months. Refer to Note 10, “Stockholders' Equity,” for further information on the components of AOCL.

Note 10. Stockholders' Equity

Stock Repurchase Programs

The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock. The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. During the nine months ended December 31, 2020, the Company made no stock repurchases. As of December 31, 2020, the aggregate remaining approved amount under the Company's stock repurchase programs was $159,807.

Accumulated Other Comprehensive Loss

The components within AOCL recorded in the condensed consolidated balance sheets, were as follows:

	December 31, 2020	March 31, 2020
Unrealized loss on cash flow hedges, net of tax	$(726)	$—
Cumulative foreign currency translation loss	(10,564)	(25,559)
Total	$(11,290)	$(25,559)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Basic	28,114,000	27,978,000	28,054,000	28,515,000
Dilutive effect of equity awards	296,000	271,000	321,000	317,000
Diluted	28,410,000	28,249,000	28,375,000	28,832,000

Excluded*
Annual RSUs and Annual PSUs	2,000	15,000	11,000	34,000
LTIP PSUs	115,000	153,000	115,000	153,000
Deferred Non-Employee Director Equity Awards	—	1,000	2,000	1,000
Employee Stock Purchase Plan	1,000	—	—	—

*The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been anti-dilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower or higher than the number of shares presented, which could result in a lesser or more dilutive effect, respectively. Refer to Note 8, “Stock-Based Compensation,” in our 2020 Annual Report for further information on previously granted awards under the Company's equity incentive plans.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
(dollar amounts in thousands, except share and per share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales
UGG brand wholesale	$408,859	$396,649	$744,281	$814,069
HOKA brand wholesale	100,893	71,927	279,629	196,892
Teva brand wholesale	12,107	14,406	51,264	62,328
Sanuk brand wholesale	3,829	5,286	17,142	28,059
Other brands wholesale	32,182	36,799	60,489	63,808
Direct-to-Consumer	519,889	413,668	831,648	592,623
Total	$1,077,759	$938,735	$1,984,453	$1,757,779

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Income (loss) from operations
UGG brand wholesale	$158,358	$147,189	$261,349	$292,293
HOKA brand wholesale	26,995	15,110	78,056	40,522
Teva brand wholesale	1,029	1,128	9,993	12,967
Sanuk brand wholesale	17	(745)	1,644	1,428
Other brands wholesale	9,256	8,192	17,855	15,282
Direct-to-Consumer	220,742	158,705	295,053	157,068
Unallocated overhead costs	(87,742)	(73,813)	(214,390)	(198,080)
Total	$328,655	$255,766	$449,560	$321,480

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, were as follows:

	December 31, 2020	March 31, 2020
Assets
UGG brand wholesale	$383,681	$245,239
HOKA brand wholesale	142,201	124,958
Teva brand wholesale	46,893	90,305
Sanuk brand wholesale	37,020	50,314
Other brands wholesale	36,082	21,535
Direct-to-Consumer	241,603	243,489
Total assets from reportable operating segments	887,480	775,840
Unallocated cash and cash equivalents	1,156,556	649,436
Unallocated deferred tax assets, net	27,546	28,233
Unallocated other corporate assets	316,268	311,609
Total	$2,387,850	$1,765,118

Note 13. Concentration of Business

Regions and Customers

The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
International net sales	$307,239	$293,082	$602,221	$586,860
% of net sales	28.5%	31.2%	30.3%	33.4%
Net sales in foreign currencies	$260,552	$255,990	$472,906	$474,406
% of net sales	24.2%	27.3%	23.8%	27.0%
Ten largest customers as % of net sales	31.0%	31.7%	29.6%	30.4%

For the three and nine months ended December 31, 2020 and 2019, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer comprised 10.0% or more of the Company's total net sales during the three and nine months ended December 31, 2020 and 2019.

The Company sells its products to customers for trade accounts receivable and, as of December 31, 2020, had two customers that individually exceeded 10.0% of trade accounts receivable, net, compared to no single customer that exceeded 10.0% of trade accounts receivable, net, as of March 31, 2020. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2020 and 2019
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

Long-Lived Assets

Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, were as follows:

	December 31, 2020	March 31, 2020
US	$192,772	$194,679
Foreign*	12,923	14,358
Total	$205,695	$209,037

*No single foreign country’s property and equipment, net, comprised 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2020 and March 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, "Financial Statements" within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8 of our 2020 Annual Report. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, "Risk Factors," within this Quarterly Report.

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

Trends and Uncertainties Impacting Our Business

During early calendar year 2020, the pandemic spread globally, including throughout the geographic regions in which we operate our business, and in which our wholesale customers, retail stores, manufacturers, and suppliers are located. As of the date of this Quarterly Report, there continue to be widespread concerns about the ongoing impacts and disruptions caused by the pandemic, including the potential for additional increases in the number of positive COVID-19 cases in various geographic regions.

In response to the pandemic, many federal, state, local, and foreign governments put in place, and others in the future may put in place, various orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. The overall impacts of the pandemic on our business and future results of operations continues to be highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time. However, we believe that the actions we are taking to respond to the impacts of the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position, have created a resilient foundation that will position us to emerge from this pandemic operationally sound and poised for continued long-term growth.
Our business and the industry in which we operate continue to be impacted by several important trends and uncertainties, as follows:
Retail Environment

•As a result of various government orders and restrictions imposed in connection with the pandemic, as well as changes in consumer behavior in response, we closed many of our Company-owned-and-operated stores at the beginning of our first fiscal quarter ended June 30, 2020 and experienced additional waves of closures through our third fiscal quarter ended December 31, 2020. However, approximately 75% of our global retail stores were open for our entire third fiscal quarter, although in most cases with limited capacity due to enhanced health and safety protocols. The largest impact to our retail business was from disruption at tourism-dependent locations, including both limited capacity and closure requirements that impacted store traffic. We expect temporary retail store closures in certain geographies to continue for at least a portion of our fourth fiscal quarter ending March 31, 2021. In addition, given the ongoing and uncertain pandemic conditions, there is a risk of ongoing or additional retail store closures and operating limitations.

•We expect the scope of allowable retail activities and retail consumer traffic patterns to vary by geographic region due to restrictions imposed by governmental authorities and expert agencies, the demand for our products and consumer response to the pandemic, and the actual and expected regional impact of the pandemic. In an attempt to mitigate the impact of operating our retail stores at limited capacity, we have continued expanding the use of technology at these locations. However, we could continue to experience decreased demand or capacity threshold constraints at our retail stores due to social-distancing restrictions, limitations on staffing, or changes in consumer behavior in response to the pandemic.

•We believe that many of our wholesale customers and retail partners experienced temporary retail store closures similar to those impacting our Company-owned retail stores during the nine months ended December 31, 2020. Although many of our wholesale customers have reopened their retail stores, we believe that many of these stores continue to operate at limited capacity and could continue to experience scaled operations or additional closures.

E-Commerce Environment

•Even prior to disruptions to our retail store operations due to the impacts of the pandemic, we observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by decreases in consumer retail store activity as consumers accelerated their migration to online shopping. These trends have been positively impacting the performance of our e-commerce business, while creating headwinds for our traditional retail business, as well as the retail businesses of our wholesale customers and retail partners.

•We operate our e-commerce business through various websites and platforms, which have remained operational and experienced increased consumer traffic throughout the pandemic. To help drive digital conversion in Europe, we expanded consumer access and improved ease of use by offering additional languages, currencies, and local payment types to our e-commerce platforms during our first fiscal quarter, which has contributed to increased consumer traffic.

•During the nine months ended December 31, 2020, we observed strong demand for all of our brands within our e-commerce business, particularly for the UGG brand and HOKA brand. Many of our wholesale customers with an established e-commerce presence also experienced strong demand trends for our brands, particularly for products within the UGG brand and HOKA brand, which have consistently experienced strong sell-through on our wholesale partners' e-commerce platforms although such trends vary from customer to customer.

•We do not expect that the growth rate that our e-commerce business experienced during the nine months ended December 31, 2020 will continue throughout the remainder of the fiscal year or in future periods. We expect our e-commerce business will continue to be a driver of long-term growth, although the growth rate is unpredictable and may not be in line with our historical experience. We believe the key factors impacting the growth rate of our e-commerce business will include consumer demand for our products, our ability to fulfill orders through our limited distribution center operations, and the scope and duration of the pandemic.

•As the UGG brand continues to amplify its audience with younger consumers, it has been critical to continue our development of the brand’s e-commerce engine and expanding its digital marketing presence. The UGG brand's e-commerce platform has continued to evolve as part of our overall digital transformation, and has become a strategic driver of our product development process through the launch of exclusive products.

Brand Strategy
•Our ongoing strategic efforts to reduce the impact of seasonality on our results of operations have had a meaningful positive impact on the year-round performance of the HOKA and UGG brands.

•Within the UGG brand, we have experienced strong sell-through of certain product lines, such as the slipper category, as consumers are seeking out luxurious comfort in the current work-from-home environment. In addition, the UGG brand continues to experience success with counter-seasonal products, such as spring and summer collections for Women's, Men's, and Kids' categories, and is attracting new and younger consumers, including through strategic fashion collaborations and design innovation. However, the UGG brand continues to experience softness within the wholesale channel globally, in part due to the pandemic, but also due to our marketplace reset strategies in Europe and Asia.

•Within the HOKA brand, we continue to see strong demand across our product offerings through both wholesale and DTC channels, which we believe is being fueled by an even greater emphasis on running and outdoor exercise as consumers seek to find healthy outlets during the pandemic. Further, the HOKA brand's performance was driven by strength and momentum across the brand's ecosystem of access points. For example, the HOKA brand's optimized digital marketing increased online customer acquisition and retention rates, particularly in international markets. The significant growth of the HOKA brand’s year-round performance product offerings has had a meaningful positive impact on our seasonality trends, as well as our overall financial results. However, despite the recent growth and success of the HOKA brand, the impacts of the pandemic may cause a lower growth rate of HOKA brand sales in future periods.

•The Sanuk and Teva brands wholesale channel results of operations during our first fiscal quarter ended June 30, 2020 experienced a disproportionate negative impact from the pandemic, primarily because the highest percentage of net sales for these brands typically occur during our fourth fiscal quarter and first fiscal quarter. We are actively monitoring the cost structures associated with these brands.

Supply Chain

•We maintain a network of strategic sourcing partners which includes material vendors and third-party manufacturers. We experienced certain capacity constraints within our sourcing network, including disruptions related to travel restrictions between countries and production facilities during the nine months ended December 31, 2020. While we have mitigated the effects of these disruptions thus far, it is possible that we will experience disruptions to our supply chain that could have a negative impact on our results of operations in future periods.

•Our Moreno Valley, California distribution center (DC), as well as our global third-party logistics providers (3PLs) and third-party carriers, remain open and continue to operate at reduced capacity and with limited and modified operations due to increased safety measures. We are experiencing, and our 3PLs and third-party carriers are experiencing, certain operational and logistical challenges as a result of limited and modified operations, including challenges associated with shipping higher quantities of product through our e-commerce channel compared to prior periods. These impacts have had, and may continue to have, an adverse effect on our results of operations.

•As we adapt our operations to accommodate accelerated trends experienced during the pandemic, we continue to recognize the need for additional infrastructure investments to support our scaling business, including investments in our global distribution and logistics capabilities.

•We are encountering challenges in attracting and retaining quality candidates to staff our DC operations as we increasingly compete with other companies with growing e-commerce operations. We may face ongoing challenges with recruiting, training, and retaining employees as our competitors grow their e-commerce channels and require additional warehouse and distribution center staff.

Omni-Channel Strategy

•We have implemented a product segmentation strategy, as well as an allocation strategy for the UGG brand’s core Classics franchise, in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and closeouts on our sales and gross margins, and increasing full-priced selling across our product offerings. Similarly, we have implemented a multi-year marketplace reset strategy in Europe and Asia to drive UGG brand heat and build a foundation of diversified product acceptance, which is driving a healthier product mix and reducing the need for promotional activity.

•As a result of changes in consumer purchasing behavior, we continue to enhance our omni-channel strategy to bolster our e-commerce capabilities and enable us to better engage with consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on digital marketing efforts, as well as localized marketing activations, authentic collaborations, and product seeding to drive global brand heat, including the marketplace reset strategies in Europe and Asia as well as launching international loyalty programs in our DTC business. Further, we have enhanced our focus on adaptive digital marketing as we seek to target consumers within the work-from-home environment and promote products that are desirable based on current consumer preferences, working conditions, and lifestyle choices.

Operating Expenses

•To mitigate the adverse impacts the pandemic has had on our business and operations, we have implemented a number of temporary measures to reduce our operating expenses. As we return to a more normal business environment, we expect to resume investments related to infrastructure and strategic initiatives to support opportunities to further scale our business.

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

We believe demand for UGG brand products will continue to be driven by the following:

•High consumer brand loyalty due to consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's, apparel, and accessories.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to athletes around the world, regardless of activity. The HOKA brand is quickly becoming a leading brand within run-specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth, driving the brand's net sales to continue increasing as a percentage of our aggregate net sales. We continue to build product extensions in trail and fitness.

We believe demand for HOKA brand products will continue to be driven by the following:

•Leading product innovation and key franchise management.
•Increased brand awareness through enhanced marketing activations.
•Category extensions in authentic performance footwear offerings.

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

As of December 31, 2020, we had a total of 142 global retail stores, which includes 73 concept stores and 69 outlet stores. Generally, we open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter. We evaluate retail store closures based on store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2020, we operated our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, which increased from the ten different countries disclosed in our 2020 Annual Report due to expansions in Europe, for which the net sales are recorded in our DTC reportable operating segment.

Partner Retail Stores. We rely on partner retail stores for the UGG brand, HOKA brand, and Sanuk brand in certain markets. Partner retail stores are branded stores that are wholly-owned and operated by third-parties and not included in the total count of global retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in the respective brands wholesale reportable operating segments, as applicable.

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report, we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial results and assessing our prospects for future performance. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are unrelated to, and may not be indicative of, our core results of operations. However, the information included within this Quarterly Report that is presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing the performance of other companies relative to us. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and re-measurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. These non-GAAP financial measures are not intended to represent and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with US GAAP.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic.

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019. The following table summarizes our results of operations:

	Three Months Ended December 31,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,077,759	100.0%	$938,735	100.0%	$139,024	14.8%
Cost of sales	463,862	43.0	431,103	45.9	(32,759)	(7.6)
Gross profit	613,897	57.0	507,632	54.1	106,265	20.9
Selling, general, and administrative expenses	285,242	26.5	251,866	26.9	(33,376)	(13.3)
Income from operations	328,655	30.5	255,766	27.2	72,889	28.5
Other expense (income), net	99	—	(837)	(0.1)	(936)	(111.8)
Income before income taxes	328,556	30.5	256,603	27.3	71,953	28.0
Income tax expense	73,020	6.8	55,010	5.8	(18,010)	(32.7)
Net income	255,536	23.7	201,593	21.5	53,943	26.8
Total other comprehensive income, net of tax	7,668	0.7	1,694	0.2	5,974	352.7
Comprehensive income	$263,204	24.4%	$203,287	21.7%	$59,917	29.5%

Net income per share
Basic	$9.09		$7.21		$1.88
Diluted	$8.99		$7.14		$1.85

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$770,520	$645,653	$124,867	19.3%
International	307,239	293,082	14,157	4.8
Total	$1,077,759	$938,735	$139,024	14.8%

Net sales by brand and channel
UGG brand
Wholesale	$408,859	$396,649	$12,210	3.1%
Direct-to-Consumer	467,891	384,490	83,401	21.7
Total	876,750	781,139	95,611	12.2
HOKA brand
Wholesale	100,893	71,927	28,966	40.3
Direct-to-Consumer	40,728	21,176	19,552	92.3
Total	141,621	93,103	48,518	52.1
Teva brand
Wholesale	12,107	14,406	(2,299)	(16.0)
Direct-to-Consumer	3,569	2,765	804	29.1
Total	15,676	17,171	(1,495)	(8.7)

	Three Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	3,829	5,286	(1,457)	(27.6)
Direct-to-Consumer	3,173	3,176	(3)	(0.1)
Total	7,002	8,462	(1,460)	(17.3)
Other brands
Wholesale	32,182	36,799	(4,617)	(12.5)
Direct-to-Consumer	4,528	2,061	2,467	119.7
Total	36,710	38,860	(2,150)	(5.5)
Total	$1,077,759	$938,735	$139,024	14.8%

Total Wholesale	$557,870	$525,067	$32,803	6.2%
Total Direct-to-Consumer	519,889	413,668	106,221	25.7
Total	$1,077,759	$938,735	$139,024	14.8%

Total net sales increased primarily due to higher sales across both wholesale and DTC channels for the UGG brand and HOKA brand. Further, we experienced an increase of 8.8% in total volume of pairs sold to 14,900 from 13,700, compared to the prior period. On a constant currency basis, net sales increased by 13.8%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased primarily due to the global expansion of market share, including by reaching new customers driven by increased brand awareness combined with key franchise updates and new product launches.

•Wholesale net sales of the UGG brand increased primarily due to strong domestic sales across a diversified product lineup, especially for non-core Women's products, including the slipper category and Fluff franchise, as well as our Men's and Kids' product lines, partially offset by lower international wholesale sales due to the near-term impact of the marketplace reset strategies in Europe and Asia. On a constant currency basis, wholesale net sales of the UGG brand increased by 2.6%, compared to the prior period.

•DTC net sales increased due to higher e-commerce net sales, primarily for the UGG brand and HOKA brand, partially offset by lower retail sales attributed to lower tourism traffic and store closures related to the pandemic. Comparable DTC net sales for the 13 weeks ended December 27, 2020 increased by 33.8%, compared to the same prior period, primarily due to an acceleration of global growth in our e-commerce business driven by a shift in consumer shopping behavior as a result of the pandemic.

•International sales, which are included in the reportable operating segment sales presented above, represented 28.5% and 31.2% of total net sales for the three months ended December 31, 2020 and 2019, respectively. International net sales increased by 4.8% compared to the prior period. The increase in international sales was primarily due to higher net sales across all channels for the HOKA brand, primarily in Europe and Asia, partially offset by lower UGG brand net sales in Europe in the wholesale and retail channels and in Asia for the wholesale channel. The decrease in international net sales as a percentage of total sales was driven by higher domestic sales as a percentage of worldwide sales, primarily due to higher e-commerce sales.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 57.0% from 54.1%, compared to the prior period, primarily due to higher full-priced selling and rate expansion, favorable channel mix resulting from increased penetration of DTC, and favorable changes in foreign currency exchange rates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•Increased payroll costs of approximately $23,000, primarily due to higher performance-based compensation, including for LTIP PSUs, as well as warehousing costs for higher headcount and wages.

•Increased variable advertising and promotion expenses of approximately $12,400, primarily due to higher digital marketing for the UGG brand and HOKA brand to drive brand heat and awareness.

•Increased other variable net selling expenses of approximately $5,600, including information technology, as well as transaction and warehousing fees, primarily due to higher DTC sales and commissions, partially offset by insurance recovery proceeds.

•Increased depreciation expenses of approximately $1,700 due to higher capital project spend.

•Decreased variable operating expenses of approximately $7,500, primarily driven by lower travel related expenses, as well as lower sales meeting expenses.

•Decreased rent and occupancy expenses of approximately $2,000, primarily driven by lower retail store operating costs, including variable rent, primarily due to lower retail sales and closures.

Income from Operations. Income from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$158,358	$147,189	$11,169	7.6%
HOKA brand wholesale	26,995	15,110	11,885	78.7
Teva brand wholesale	1,029	1,128	(99)	(8.8)
Sanuk brand wholesale	17	(745)	762	102.3
Other brands wholesale	9,256	8,192	1,064	13.0
Direct-to-Consumer	220,742	158,705	62,037	39.1
Unallocated overhead costs	(87,742)	(73,813)	(13,929)	(18.9)
Total	$328,655	$255,766	$72,889	28.5%

The increase in total income from operations, compared to the prior period, was due to higher net sales at higher gross margins, primarily driven by DTC, HOKA brand wholesale, and UGG brand wholesale, partially offset by higher SG&A expenses. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was primarily due to higher net sales at higher gross margins, as well as lower Company-owned retail store operating costs, partially offset by higher variable marketing and selling expenses.

•The increase in income from operations of HOKA brand wholesale was primarily due to higher net sales, partially offset by higher variable marketing expenses.

•The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins and lower variable selling expenses for travel related and sales meeting expenses.

•The increase in unallocated overhead costs was primarily due to higher performance-based compensation, as well as warehousing expenses, including for payroll and outside services, in addition to higher information technology and depreciation expenses, partially offset by insurance recovery proceeds and lower travel related expenses.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to an increase in interest expense driven by higher reserves for penalties and interest for uncertain tax positions.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2020	2019
Income tax expense	$73,020	$55,010
Effective income tax rate	22.2%	21.4%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021, partially offset by lower discrete tax expenses, primarily driven by reduced unrecognized tax benefits recorded in the current period.

Foreign income before income taxes was $91,902 and $75,666 and worldwide income before income taxes was $328,556 and $256,603 during the three months ended December 31, 2020 and 2019, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales as a percentage of worldwide sales.

Refer to the section “Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019" within this Part I, Item 2, for further details on our pre-tax earnings and effective income tax rate for the fiscal year ending March 31, 2021.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, primarily due to higher net income.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes to our net asset position for favorable Asian and European foreign currency exchange rates.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019. The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,984,453	100.0%	$1,757,779	100.0%	$226,674	12.9%
Cost of sales	909,013	45.8	847,104	48.2	(61,909)	(7.3)
Gross profit	1,075,440	54.2	910,675	51.8	164,765	18.1
Selling, general, and administrative expenses	625,880	31.5	589,195	33.5	(36,685)	(6.2)
Income from operations	449,560	22.7	321,480	18.3	128,080	39.8
Other expense (income), net	1,112	0.1	(2,741)	(0.1)	(3,853)	(140.6)
Income before income taxes	448,448	22.6	324,221	18.4	124,227	38.3
Income tax expense	99,331	5.0	64,169	3.6	(35,162)	(54.8)
Net income	349,117	17.6	260,052	14.8	89,065	34.2
Total other comprehensive income (loss), net of tax	14,269	0.7	(449)	—	14,718	3,278.0
Comprehensive income	$363,386	18.3%	$259,603	14.8%	$103,783	40.0%

Net income per share
Basic	$12.44		$9.12		$3.32
Diluted	$12.30		$9.02		$3.28

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Nine Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,382,232	$1,170,919	$211,313	18.0%
International	602,221	586,860	15,361	2.6
Total	$1,984,453	$1,757,779	$226,674	12.9%

Net sales by brand and channel
UGG brand
Wholesale	$744,281	$814,069	$(69,788)	(8.6)%
Direct-to-Consumer	672,286	510,476	161,810	31.7
Total	1,416,567	1,324,545	92,022	6.9
HOKA brand
Wholesale	279,629	196,892	82,737	42.0
Direct-to-Consumer	114,107	53,844	60,263	111.9
Total	393,736	250,736	143,000	57.0
Teva brand
Wholesale	51,264	62,328	(11,064)	(17.8)
Direct-to-Consumer	27,374	16,125	11,249	69.8
Total	78,638	78,453	185	0.2
Sanuk brand
Wholesale	17,142	28,059	(10,917)	(38.9)
Direct-to-Consumer	12,575	9,805	2,770	28.3
Total	29,717	37,864	(8,147)	(21.5)

	Nine Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	60,489	63,808	(3,319)	(5.2)
Direct-to-Consumer	5,306	2,373	2,933	123.6
Total	65,795	66,181	(386)	(0.6)
Total	$1,984,453	$1,757,779	$226,674	12.9%

Total Wholesale	$1,152,805	$1,165,156	$(12,351)	(1.1)%
Total Direct-to-Consumer	831,648	592,623	239,025	40.3
Total	$1,984,453	$1,757,779	$226,674	12.9%

Total net sales increased primarily due to higher DTC sales as well as higher HOKA brand wholesale sales, partially offset by lower UGG brand, Teva brand, and Sanuk brand wholesale sales. Further, we experienced an increase of 8.3% in total volume of pairs sold to 31,400 from 29,000, compared to the prior period. On a constant currency basis, net sales increased by 12.2% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased primarily due to global expansion of market share, including reaching new customers, driven by increased brand awareness combined with key franchise updates and new product launches.

•Wholesale net sales of the UGG brand decreased primarily due to lower global sell-in of product, driven by pandemic related sales losses resulting from decreased store traffic and more conservative purchasing from our global wholesale partners, partially offset by strong domestic sales during our third fiscal quarter. International wholesale sales were also lower due to the near-term impact of the marketplace reset strategies in Europe and Asia. On a constant currency basis, wholesale net sales of the UGG brand decreased by 9.1%, compared to the prior period.

•Wholesale net sales of the Teva brand and Sanuk brand decreased primarily due to the pandemic related sales losses during our first fiscal quarter causing decreased store traffic for our wholesale customers during the respective brands' peak sell-in period.

•DTC net sales increased due to higher e-commerce net sales across all brands, primarily for the UGG brand and HOKA brand, partially offset by lower retail sales attributed to lower tourism traffic and store closures related to the pandemic. Due to the meaningful disruption of our retail store base for closures, we are not reporting a comparable DTC net sales metric for the nine months ended December 31, 2020.

•International net sales, which are included in the reportable operating segment net sales presented above, represented 30.3% and 33.4% of total net sales for the nine months ended December 31, 2020 and 2019, respectively. International net sales increased by 2.6%, compared to the prior period, primarily due to higher net sales for the HOKA brand across all channels in Europe and Asia, partially offset by lower net sales in both these regions in the wholesale and retail channels for the UGG brand. The decrease in international net sales as a percentage of total sales was driven by higher domestic sales as a percentage of worldwide sales, primarily due to higher e-commerce sales.
Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 54.2% from 51.8%, compared to the prior period, primarily due to favorable channel mix resulting from increased penetration of DTC, higher full-priced selling, favorable brand mix, and favorable changes in foreign currency exchange rates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll costs of approximately $27,200, primarily due to higher performance-based compensation, including LTIP PSUs, as well as warehousing costs for higher headcount and wages.

•Increased variable advertising and promotion expenses of approximately $18,100, primarily due to higher digital marketing for the UGG brand and HOKA brand to drive brand heat and awareness.

•Increased other variable net selling expenses of approximately $10,900, including information technology, as well as transaction and warehousing fees and shipping supplies, primarily due to higher DTC sales and commissions, partially offset by insurance recovery proceeds.

•Increased expenses for allowances for trade accounts receivable of approximately $6,100, primarily due to an increase in bad debt expense to account for the higher risk of wholesale customer payment defaults resulting from the pandemic.

•Increased impairments of operating lease and long-lived assets of approximately $2,700 due to lower retail sales and early store closures.

•Decreased variable operating expenses of approximately $18,400, primarily due to lower travel related expenses, as well as lower sales meeting expenses.

•Decreased rent and occupancy expenses of approximately $8,000, primarily due to lower retail store operating costs, including due to Company-owned retail store closures related to the pandemic as well as lower Company-owned retail store count.

•Decreased foreign currency-related losses of $2,900, primarily driven by favorable changes in Asian and European foreign currency exchange rates.

Income from Operations. Income from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$261,349	$292,293	$(30,944)	(10.6)%
HOKA brand wholesale	78,056	40,522	37,534	92.6
Teva brand wholesale	9,993	12,967	(2,974)	(22.9)
Sanuk brand wholesale	1,644	1,428	216	15.1
Other brands wholesale	17,855	15,282	2,573	16.8
Direct-to-Consumer	295,053	157,068	137,985	87.9
Unallocated overhead costs	(214,390)	(198,080)	(16,310)	(8.2)
Total	$449,560	$321,480	$128,080	39.8%
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, primarily driven by DTC and HOKA brand wholesale, partially offset by higher SG&A expenses. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was due to higher net sales at higher gross margins, as well as lower Company-owned retail store operating costs, partially offset by higher variable marketing and selling expenses.

•The increase in income from operations of HOKA brand wholesale was primarily due to higher net sales and lower variable selling expenses, partially offset by higher variable marketing expenses and bad debt expense.

•The decrease in income from operations of UGG brand wholesale was due to lower net sales at lower gross margins as well as higher bad debt expense, partially offset by lower variable selling and marketing expenses.

•The increase in unallocated overhead costs was primarily due to higher performance-based compensation, as well as warehousing expenses, including for payroll and outside services, in addition to higher information technology expenses, partially offset by insurance recovery proceeds, lower travel related expenses and professional costs, as well as lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to a decrease in interest income driven by lower average interest rates, partially offset by higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2020	2019
Income tax expense	$99,331	$64,169
Effective income tax rate	22.1%	19.8%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2021 as well as a reduced tax benefit during the nine months ended December 31, 2020, compared to the prior period, which recognized a tax benefit for the favorable settlement of a state income tax audit. The increase from prior year was partially offset by reduced discrete tax expense for unrecognized tax benefits recorded in the current period, compared to the prior period.

Foreign income before income taxes was $141,699 and $122,975 and worldwide income before income taxes was $448,448 and $324,221 during the nine months ended December 31, 2020 and 2019, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales as a percentage of worldwide sales. For the nine months ended December 31, 2020 and 2019, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax.

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

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases in prior periods.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was due to higher foreign currency translation gains relating to changes to our net asset position for favorable Asian and European foreign currency exchange rates, partially offset by higher unrealized losses on cash flow hedges.

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

During the nine months ended December 31, 2020, no cash and cash equivalents were repatriated. As of December 31, 2020, we had $368,819 of cash and cash equivalents outside the US, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future fiscal periods.

We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of December 31, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. We did not repurchase any shares during the nine months ended December 31, 2020. However, we intend to recommence repurchases in future periods.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of December 31, 2020, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY 300,000, or $45,581. As of December 31, 2020, we had no outstanding balance, outstanding bank guarantees of $30, and available borrowings of $45,551 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY 3,000,000, or $28,810. As of December 31, 2020, we had no outstanding balance and available borrowings of $28,810 under our Japan Credit Facility.

Mortgage. As of December 31, 2020, we had an outstanding principal balance under the mortgage, secured by the property on which our corporate headquarters is located, of $30,431. The loan will mature and require a balloon payment in the amount of $23,695, in addition to any then-outstanding balance, on July 1, 2029.

Debt Covenants. As of December 31, 2020, we were in compliance with all financial and non-financial covenants under our revolving credit facilities and mortgage.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our revolving credit facilities and our mortgage.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
	2020	2019	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$522,262	$238,725	$283,537	118.8%
Net cash used in investing activities	(21,251)	(23,398)	2,147	9.2
Net cash used in financing activities	(1,770)	(186,927)	185,157	99.1

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital. The increase in net cash provided by operating activities during the nine months ended December 31, 2020, compared to the prior period, was primarily due to a net positive change in operating assets and liabilities of $177,362 and in net income after non-cash adjustments of $106,175. The changes in operating assets and liabilities were primarily due to net positive changes in inventories, net, accrued expenses, trade accounts payable, and income taxes payable, partially offset by net negative changes in trade accounts receivable, net, and prepaid expenses and other current assets. The positive change in inventories, net, made up a majority of the net positive change in operating assets and liabilities, which was driven by higher net sales and lower inventory buys due to more disciplined purchasing that focused on key products in response to the pandemic, as well as the positive change in accrued expenses primarily driven by lower payroll related accruals, compared to the prior period.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended December 31, 2020, compared to the prior period, was primarily due to lower capital expenditures for information system and hardware enhancements, partially offset by higher capital expenditures for retail stores and warehouse improvements for our DC.

Financing Activities. The decrease in net cash used in financing activities during the nine months ended December 31, 2020, compared to the prior period, was primarily due to no stock repurchases occurring in the current period.

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

During the nine months ended December 31, 2020, we experienced lower purchases due to the delay or deferral of product manufacturing in response to the pandemic, including a more conservative purchasing strategy pursued by us and our wholesale partners. As a result, we previously negotiated a deferral of additional deposit payments, which represent remaining minimum commitments under expired sheepskin supply agreements. We currently expect these additional deposit payments to be made during the first quarter of fiscal year 2022. As of December 31, 2020, the remaining minimum purchase commitment under these expired agreements was approximately $41,000. However, this amount is expected to decrease to between approximately $20,000 to $30,000 as of April 1, 2021, as we purchase and use the remaining minimum commitments.

Additionally, during the nine months ended December 31, 2020, we entered into a logistics and transportation services agreement for a new warehouse partner in Europe, intended to replace an existing services agreement with another provider, for a five-year initial term, and we expect our future minimum commitments under this agreement to be approximately $40,000.

Except as described above, there were no other material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, we have considered the potential impact of the pandemic on our business and operations. Although the full impact of the pandemic is unknown and cannot be reasonably estimated, we believe we have made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects to our financial condition, results of operations, and liquidity. Refer to section "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements, in Part I, Item 1 within this Quarterly Report, for a summary of applicable key estimates and assumptions.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of December 31, 2020, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $2,800. Refer to Note 9, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our use of derivative contracts. As of December 31, 2020, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR and CDOR for our Primary Credit Facility, PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the nine months ended December 31, 2020 due to no outstanding balances under our revolving credit facilities. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on our internal control over financial reporting and to minimize such impacts on their design and operating effectiveness.

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

Item 1. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products. Refer to the section "Litigation" within Note 7, “Leases and Other Commitments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2020, which was filed with the SEC on November 5, 2020, for further information on our legal proceedings.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, results of operations, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, results of operations, and prospects. Certain information contained within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Quarterly Report and Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report constitute forward-looking statements. Refer to the "Cautionary Note Regarding Forward-Looking Statements" within this Quarterly Report. During the three months ended December 31, 2020, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report.

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

Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of December 31, 2020, no defaults had occurred under these agreements.

While we did not repurchase any shares during the three months ended December 31, 2020, we intend to recommence repurchases in future periods. As of December 31, 2020, the aggregate remaining approved amount under our stock repurchase programs was $159,807.

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

Date: February 8, 2021