Form 10-K
period 2021-03-31
DECKERS OUTDOOR CORP
filed 2021-05-28
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $6,159,309,976, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $220.01. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 13, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 27,813,023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2021 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended March 31, 2021 (Annual Report), and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contains forward-looking statements relating to, among other things:

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
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and the expectations and standards that our investors and other stakeholders have with respect to our environmental, social and governance practices;
•expansion of and investments in our Direct-to-Consumer capabilities, including our distribution facilities and e-commerce platforms;
•the operational challenges faced by our warehouse and distribution center, our global third-party logistics providers, and third-party carriers, and the related impacts on our ability to deliver products;
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
•the impact of the adoption of recent accounting pronouncements; and
•overall global economic, political, and social trends, including foreign currency exchange rate fluctuations, changes in interest rates, and changes in commodity pricing.

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

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA One One® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra® (Koolaburra), UGGpure® (UGGpure), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all dollar amounts within this Annual Report are expressed in thousands, except for per share or share data. The defined periods for the fiscal years ended March 31, 2021, 2020, and 2019 are stated herein as “year ended” or “years ended.” We also refer to these fiscal years as “fiscal year 2021,” “fiscal year 2020,” and “fiscal year 2019,” respectively.

Item 1. Business

General

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe that our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our Direct-to-Consumer (DTC) business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are manufactured by independent manufacturers.

Recent Developments

COVID-19 Global Pandemic. Throughout fiscal year 2021, the COVID-19 pandemic (referred to herein as the pandemic) spread globally, impacting regions in which we operate our business, and in which our wholesale customers, retail stores, manufacturers, and suppliers are located. As of the date of this Annual Report, there continue to be widespread concerns about the ongoing impacts and disruptions caused by the pandemic, including the potential for additional increases in the number of positive COVID-19 cases in various geographic regions, and governmental orders and restrictions implemented to control further spread of the disease.

We experienced a number of material impacts resulting from the pandemic during the year ended March 31, 2021, and the overall impact of the pandemic on our business continues to be uncertain and subject to change. However, we have taken certain precautionary measures intended to help minimize risk to our business, employees, customers, consumers, partners, suppliers, and the communities in which we operate, including the following:

•Many of our Company-owned-and-operated stores, and we believe that many of the retail stores of our wholesale customers and retail partners, were closed at various times throughout fiscal year 2021.
•Our global e-commerce business, including our Company-owned websites and the online presence of our wholesale customers, remained substantially operational throughout fiscal year 2021, and we observed strong demand for all of our brands within our e-commerce business. Our e-commerce business has been positively impacted by consumers migrating to online shopping. This trend, which has been exacerbated by the impacts of the pandemic, has mitigated the negative pressure we are experiencing within our wholesale and retail store businesses.
•Our warehouse and distribution center (DC), as well as our global third-party logistics providers (3PLs) and third-party carriers, are operating at reduced capacity. We are experiencing certain operational and logistical challenges as a result of these limited and modified operations, including challenges associated with shipping higher quantities of products through our e-commerce business compared to prior periods.

•We experienced certain capacity constraints within our sourcing network, which includes material vendors and third-party manufacturers during fiscal year 2021, primarily as a result of the pandemic. While we have mitigated the effects of these disruptions, it is possible we will experience additional disruptions to our supply chain.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on the associated risks and impacts on our business and results of operations.

Products and Brands

We market our products primarily under five proprietary brands, which consist of our four primary brands and our other brands, which consist primarily of the Koolaburra by UGG brand. Our brands compete across the fashion and casual lifestyle, performance, running and outdoor markets.

UGG. The UGG brand is one of the most iconic and recognized brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that appeals to a broad demographic. We intend to continue diversifying the UGG brand to drive year-round product sales, including through expansion of Women’s spring and summer footwear, Men’s products, and apparel, home goods, and accessories. The UGG brand is sold globally, including in the United States (US), Canada, Europe, Asia-Pacific, and Latin America.

HOKA. The HOKA brand is an authentic, premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. The HOKA brand is quickly becoming a leading brand within the run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth. We intend to leverage our domestic specialty strategy to expand and invest in international sales growth. We continue to build product extensions in trail, fitness, and lifestyle. The HOKA brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

Teva. The Teva brand was born in the Grand Canyon and for decades has served as a trusted companion for outdoor adventure seekers around the world. Today, Teva builds upon sport sandal leadership, authentic outdoor heritage, and a commitment to sustainability to drive growth through category expansion and a young, diverse, and adventurous consumer. The Teva brand’s product line includes sandals, shoes, and boots. The Teva brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

Sanuk. The Sanuk brand originated in Southern California surf culture and has manifested into a lifestyle brand with a presence in the relaxed casual shoe and sandal categories, focusing on innovations in comfort and sustainability. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand’s identity. The Sanuk brand is primarily sold in the US.

Other Brands. Other brands consist primarily of the Koolaburra by UGG brand. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering. Our Other brands are primarily sold in North America.

Sales and Distribution

US Distribution. In our wholesale channel, we distribute our products in the US through sales representatives, who are organized by account type or geographically and by brand. In addition to our wholesale channel, we sell products directly to consumers through our DTC business and fulfill online orders through our retail stores.

Our sales force is separated by brand, as each brand generally has certain specialty customers that expect a dedicated sales team with specialized knowledge of the brand’s product offerings. However, there is some overlap between the sales teams and customers, and we have aligned our brands’ sales forces to position them for the future success of all of our brands.

We currently distribute products sold in the US through our DC in Moreno Valley, California, as well as through a 3PL in Pennsylvania. Our DC features a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. Further, we intend to expand our distribution facilities, and we are in the early stages of opening a new US DC located in Mooresville, Indiana.

Refer to Part I, Item 2, “Properties,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our properties and related minimum lease and other commitments.

International Distribution. Internationally, in our wholesale channel, we distribute our products through independent distributors and wholly owned subsidiaries in many regions and countries, including Canada, Europe, Asia-Pacific, and Latin America, among others. We also sell products internationally, particularly in China, through partner retail stores, which are branded stores that are wholly owned and operated by third parties. In addition, in certain countries we sell products through our DTC business. For our wholesale and DTC businesses, we distribute our products through a number of DCs managed by 3PLs in certain international locations.

UGG Wholesale. We sell our UGG brand products primarily through lifestyle and sport retailers such as Foot Locker and Journeys, fashion lifestyle retailers such as Urban Outfitters and ASOS, domestic higher-end department stores such as Nordstrom, Dillard’s, and Macy’s, as well as online retailers such as Amazon.com, Zappos.com, and Zalando.com. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach. For example, as the UGG brand continues to amplify its audience with younger consumers, our distribution to these consumers is expanding faster through our lifestyle and sport retailers, which is reducing our dependence on department stores.

HOKA Wholesale. We sell select HOKA brand footwear primarily through full-service domestic specialty retailers and select online retailers, including Fleet Feet, Road Runner Sports, JackRabbit, REI, Zappos.com, DICK’s Sporting Goods, Running Warehouse, and Nordstrom. We continue to expand our HOKA brand wholesale distribution in international markets, including through strategic partners such as Intersport and Sport 2000 in Europe and Xebio Group and Himaraya in Japan.

Teva Wholesale. We sell our Teva brand footwear primarily through specialty outdoor retailers, sporting goods and department stores, including DSW, REI, Famous Footwear, Nordstrom, Urban Outfitters, DICK’s Sporting Goods, United Arrows, ABC Mart, Aeon Sports, and online retailers such as Amazon.com and Zappos.com.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic independent action sports and outdoor specialty footwear retailers, larger national retail chains, including Journeys, Dillard’s, DSW, REI, and online retailers such as Amazon.com and Zappos.com.

Other Brands Wholesale. We sell our Other brands’ footwear primarily through department stores and online retailers. Key accounts of the Koolaburra brand include Kohl’s, DSW, QVC, and Rack Room Shoes.

Direct-to-Consumer. Our DTC business is comprised of our e-commerce business, which we operate through various websites and platforms, and retail stores. Our websites and retail stores are largely intertwined and interdependent. In an omni-channel marketplace, we believe many of our consumers interact with both our retail stores and our websites before making purchasing decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. We have observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by decreases in consumer retail store activity as consumers accelerate their migration to online shopping. We have optimized our digital marketing strategy to capitalize on these trends, which has accelerated global online consumer acquisition and retention rates. Although we continue to see consumers migrate to online shopping, our sales channels interact with each other and largely overlap to provide a fluid purchasing experience, which engenders brand loyalty while increasing product sales and improving our inventory productivity, Further, our domestic and international consumer loyalty programs allow our consumers to earn points and awards across the DTC business, which has contributed to higher brand demand.

Our retail stores enable us to expose consumers to a more curated selection of products, directly impact our consumers’ experience with our brands, and sell our products at retail prices thereby generating larger gross margins. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. We continue to open outlet stores in key markets to further grow our brand presence and appeal to a broader consumer base. We also have several UGG brand flagship stores, which are lead concept stores in key markets designed to showcase the UGG brand products, and we continue to launch flagship stores in prominent locations. For example, in November 2020 we opened a flagship store in New York City, which highlights the expansive collection of the brand’s product offerings while showcasing the breadth and depth of UGG as a lifestyle brand. We anticipate opening a curated fleet of flagship stores in future periods to continue interacting with our consumers and enhancing brand loyalty.

As of March 31, 2021, we operated our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, and had a total of 140 global retail stores, which includes 71 concept stores and 69 outlet stores.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further disclosure and discussion of our DTC business.

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

Manufacturing and Supply Chain

We outsource the production of our products to independent manufacturers, which are primarily located in Asia. We generally purchase products from our manufacturers on the basis of individual purchase orders or short-term purchase commitments, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and evolving inventory management requirements. Production by our independent manufacturers is performed in accordance with our detailed product specifications and rigorous quality control and operating compliance standards. We maintain a buying office in Hong Kong, as well as on-site supervisory offices in China and Vietnam, which collectively serve as a strong link to our independent manufacturers. We believe our strong regional presence enhances our manufacturing processes by providing predictability of material availability and ensuring compliance with laws and regulations, and adherence to quality control standards and final design specifications.

The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate. At our direction, our manufacturers purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin primarily from Australia and the United Kingdom (UK). We maintain routine communication with the tanneries to closely monitor the supply of high-quality sheepskin for our projected UGG brand production. To ensure an adequate supply of sheepskin, we forecast our expected usage in advance at a forward price. We also enter into purchasing contracts and other pricing arrangements with certain sheepskin and leather suppliers to manage the supply of sheepskin. We believe current supplies are sufficient to meet our current and anticipated demand, but we continually monitor our supply chain and investigate options to accommodate our expected growth, as well as unexpected supply chain issues. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

We require our independent manufacturers and designated suppliers, including our partners and licensees, to adopt our Ethical Supply Chain Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, anti-corruption laws, restricted substances, conflict minerals, animal welfare, and environmental compliance before we are willing to conduct business with them.

We use a proprietary raw material, UGGpure, which is repurposed wool woven into a durable backing, and UGGplush, which is repurposed wool and lyocell woven into a durable backing, in some of our UGG brand products. As part of an ongoing effort to eliminate waste as part of our corporate sustainability efforts, at this time, all of the wool in UGGpure and UGGplush is sheared from the skins we are already using in our products. In addition, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance footwear product offering of the HOKA brand, which we believe will help further reduce our dependency on sheepskin. Excluding sheepskin, UGGpure and UGGplush, we believe that substantially all raw materials and components used to manufacture our products, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

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

We seek to manage our inventory levels by considering existing customer orders, forecasted sales and budgets for both our wholesale and DTC channels, and the delivery requirements of our customers. Our systems and processes are designed to improve our product forecasting, inventory control and supply chain management capabilities and we are making investments in a new end-to-end planning system to further support our scaling business, including our e-commerce business. In addition, added discipline around SKU productivity, product purchasing decisions, the reduction of production lead times, and the sale of excess inventory through our liquidation channels, are key areas of focus that we expect will further enhance inventory performance.

Our general practice, and the general practice in our industry, is to offer wholesale customers the right to return defective or improperly shipped merchandise, and to accept returns from our DTC consumers between 30 to 90 days from the point of sale for cash or credit.

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

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report under the sections entitled “Liquidity” and “Contractual Obligations” for further information on our working capital and operating requirements as well as our purchase obligations for product.

Human Capital - Our People and Our Culture

Employees. As of March 31, 2021, we employed approximately 3,400 employees in North America, Europe, and Asia. This includes approximately 1,300 employees in our retail stores worldwide, which includes part-time and seasonal employees. For a variety of reasons, we believe that our relationship with our employees is generally favorable.
Culture. Our purpose is to positively impact the world by uniting purposeful brands with diverse people driven to succeed and create change. Our five key values, which guide our journey onward together, help hold us accountable to deliver on this purpose:

•    Come as you are.
•    Better together.
•    Commit to create.
•    Own it.
•    Do good and do great.

Our values define our Company and serve as the driving force behind how we work together and with our customers, our consumers, our partners, our suppliers, and our communities. We also have detailed ethics and compliance policies that instill a commitment to ethical behavior and legal compliance across our Company. Through our open-door policy and culture, employees are encouraged to approach their managers if they believe violations of standards or policies have occurred, and are also able to make confidential and anonymous reports using an online or telephone hotline hosted by an independent third-party provider.

Encouraging Diversity. We prioritize diversity, equity, and inclusion (DEI) and believe that it is critical to creating an organization where all employees can come as they are. We believe that the inclusion of underrepresented perspectives develops better outcomes and policies, and a diverse pool of leaders brings a unique set of experiences, opinions, and thoughts on critical issues that help enhance our business. To that end, we have added five new directors to our Board of Directors since 2018, two of whom are female, and four of whom are from underrepresented communities. Our Board of Directors is now comprised of a total of ten directors, four of whom are female, and six of whom are from underrepresented communities.

Our Code of Ethics, on which we train our employees bi-annually, as well as our annual Corporate Responsibility Report, codifies these values and our commitment to DEI. We have a robust collection of programs designed to support initiatives to create a more inclusive workplace, as well as policies and practices aimed at increasing diversity. We anticipate implementing a comprehensive, global strategy for DEI, and have deployed mandatory anti-racism and implicit bias training, as well as a suite of additional learning and development resources. We have also joined The Valuable 500, which is a business-to-business initiative comprised of companies committed to disability inclusion, and the Civic Alliance which is a nonpartisan business coalition that champions democracy and civic participation.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. During fiscal year 2021, we donated to various non-profit organizations, and continued to provide monetary support and product donations to address the impacts of the pandemic on the communities in which we operate. Further, during this period we dedicated our strategic giving and community-engagement efforts to categories aligned with our sustainable development goals (SDGs), including DEI, the environment, at-risk youth, education, and community support. We also encourage our employees to volunteer by compensating each employee for up to 24 hours of volunteer time each year.

Talent Development and Retention. The ability to attract, develop and retain employees is critical to our long-term success. We focus on our employees’ growth, creating experiences that align with our strategic priorities and promote inclusion, performance, and opportunities for development. For example, our leadership team mentors rising talent on an informal basis, which we believe accelerates the development of our top performers, increases organizational learning, and improves employee performance and retention. Further, our executive team and Board of Directors commits substantial time to evaluating the bench strength of our leadership and supporting their career development while improving organizational performance.

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages, as well as annual increases based on merit. Annual incentive compensation is based on Company and individual performance. Further, to foster a stronger sense of ownership and align the interests of management with stockholders, restricted stock units are granted to a substantial proportion of our executive employees under our broad-based stock incentive programs. In addition, we engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive compensation and total rewards programs and to provide benchmarking against our peers within the industry.

Employee Wellness. We strive to be one of the best places to work and recognize our employees are at different stages of life and have specific individual needs. We offer affordable, innovative, comprehensive and competitive benefits package that range from health insurance, retirement plan, life insurance, disability, accident coverage, paid time off, paid and unpaid leave, mental health benefits and other voluntary benefits.

Employee Health and Safety. The health and safety of our employees is our highest priority. We have comprehensive safety training programs that ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have had minimal accident and injury rates Company-wide.

In an effort to protect the health and safety of our employees during the pandemic, we transitioned those employees who could perform their jobs remotely to a virtual work environment, and we are limiting the number of employees on-site relative to our typical personnel capacity. We have also implemented enhanced safety measures and protocols at our facilities.

Environmental, Social and Governance (ESG)

As a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories, our worldwide reach and impact is significant. We believe consumers are increasingly buying brands that advance sustainable business practices and deliver quality products while striving for minimal environmental impact by employing socially conscious operations. Our sustainability policies and strategies are aligned with, and informed by, our ongoing efforts with multi-stakeholder initiatives, which involve our stockholders, employees, suppliers and our customers, as well as other brands and non-governmental organizations. Through our holistic Corporate Responsibility and Sustainability Program, which has been in existence since 2010, we are committed to advancing our sustainable business initiatives. As a result of our efforts, we have been recognized as one of America’s Most Responsible Companies by Newsweek, and ranked 15th of Investor’s Business Daily’s top 50 ESG companies during fiscal year 2021.

ESG Oversight. Our Board of Directors, through its Corporate Governance Committee, which is comprised of three independent directors, oversees our corporate responsibility and sustainability efforts. The Corporate Governance Committee receives quarterly updates and the full Board regularly receives updates on the status of our sustainability program. Our Sustainability and Compliance Officer is responsible for the day-to-day management of our Corporate Responsibility and Sustainability Program.

Our Corporate Responsibility and Sustainability Program aligns our internal teams with our SDGs and establishes policies to encourage our partners and suppliers to employ sustainable business practices. We annually assess risks related to ESG issues as part of our overall enterprise risk management approach. In addition, our internal audit team provides periodic targeted reviews of our ESG-related policies and procedures to the Audit Committee.

Sustainable Development Goals. Achieving measurable sustainability success is critical to our future economic and business growth, and we work to establish SDGs that we believe will make the most significant impact for our business, our stockholders, and the communities in which we operate. We are a member of the United Nations Global Compact (UNGC), which is the world’s largest voluntary corporate sustainability initiative. This membership requires an annual statement of progress, which is reflected in our Corporate Responsibility Report. Our Sustainability and Compliance Officer identifies specific SDGs established by the UNGC, which we adopt to guide our efforts to address environmental and social challenges. Our SDGs are currently focused on categories where we believe we can make substantial impacts.

The following is a brief overview of our current SDGs and related achievements during the year ended March 31, 2021:

•Materials. We strive to incorporate more certified responsible and sustainable materials in our products (including recycled, renewable, regenerated, and natural). During fiscal year 2021, we sourced the vast majority of our leather supplies from Leather Working Group-certified tanneries, which promote sustainable and environmentally friendly business practices within the leather industry. We finalized our raw material Lifecycle Assessment (LCA), which allowed us to seek sustainable alternatives for key product materials, including recycled polyester, repurposed wool, and plant-based materials.

•Animal Welfare. We do not believe in the exploitation or killing of animals solely for the purpose of their fur. We only use hides that are the byproduct of the meat industry and, with our innovative UGGpure and UGGplush technologies, the wool used in our UGG brand footwear is almost entirely repurposed from sheepskin we are already using. Any virgin market wool must be certified by the Responsible Wool Standard. We require our supply chain partners to annually certify compliance with our Ethical Sourcing and Animal Welfare Policy.

•Waste. We aim to sustainably reduce waste generated at our facilities and partner facilities through reduction, recycling, and reuse. Our DC in Moreno Valley, California is implementing efforts to become a zero-waste facility. We are taking steps towards removing single-use plastic in our packaging, at our corporate headquarters, retail stores and DC. We have also implemented tracking programs with the majority of our manufacturing partners to monitor waste generation and waste diversion methods and we have extended this monitoring program to some suppliers and tannery partners.

•Water. We strive to mitigate water scarcity in the countries we operate in by reducing water consumption and improving water quality throughout our operations. We have reduced water consumption among our manufacturing partners and have set reduction targets for our suppliers.

•Chemistry. We seek to achieve environmentally sound management of chemicals and reduce the discharge of hazardous substances among our key business partners.

•Climate and Clean Energy. We aim to reduce energy consumption and carbon emissions throughout our operations. We have finalized our raw materials LCA to guide our brands toward more preferred material selections and have engaged climate experts to measure our Scope 1, 2, and 3 carbon footprint with the goal of setting robust science-based targets in line with the Paris Agreement. We are founders of the Savory Institute's Land to Market program, working to protect and reverse environmental degradation through regenerative farming practices.

•Gender Equality and Quality Education. In the US we have obtained EDGE (Economic Dividends for Gender Equality) certification, the leading global assessment and business certification for gender equality. In addition to our own corporate DEI efforts, we promote gender equality and quality education at our supply chain partners through our partnership with the Business for Social Responsibility’s HERproject, which positively impacts the well-being of women through workplace-based education and training to promote health, gender equality and financial inclusion. Further, our brands have all made a commitment to represent BIPOC, LGBTQ+, and diverse body types and abilities in their marketing campaigns.

•Human Rights. We are committed to positively impact the communities where we operate in, including assuring industry leading human rights practices within our supply chain. We have established robust criteria in our Ethical Supply Chain Supplier Code of Conduct which outlines our expectations of our partners on various topics including child labor, forced labor, slavery and human trafficking, harassment, discrimination, health and safety, compensation, working hours, freedom of association, and environment. Topics covered in our Supplier Code of Conduct, health and safety ratings, and environmental performance are included in our performance scorecards which are regularly reviewed by our executive management. Partners who underperform are placed on corrective action plans and monitored more frequently. We are members of the Apparel Transparency Pledge to promote a standard for supply chain disclosure in the garment and footwear industry. We publish a report that includes all of our Tier 1 and Tier 2 supply chain partners and ensure it is regularly updated to include key details like number of employees at each site, location, and types of products made. We are also members of The Social & Labor Convergence Program, a multi-stakeholder initiative whose goal is to increase the effectiveness of factory audits.

Our Corporate Responsibility Report for the year ended March 31, 2021, which will be published under the “Responsibility” tab of our website located at www.deckers.com, will provide more information regarding our fiscal year 2021 ESG achievements. We believe that the progress of our corporate responsibility efforts is served by disclosing goals and relevant metrics and, to that end, we have aligned the reporting standards included in our Corporate Responsibility Report with the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (commonly referred to as TCFD), Global Reporting Initiative’s (commonly referred to as GRI) Core Standards, and Sustainability Accounting Standards Board’s (commonly referred to as SASB) Consumer Goods Standards. The content of our Corporate Responsibility Reports is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Reportable Operating Segments and Geographic Areas

Our six reportable operating segments include the five strategic business units responsible for the worldwide operations of the wholesale divisions of our brands (UGG, HOKA, Teva, Sanuk, and Other brands), plus our DTC business. Refer to Note 12, “Reportable Operating Segments,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding our reportable operating segments. Additionally, refer to Note 13, “Concentration of Business,” of our consolidated financial statements in Part IV within this Annual Report for financial information about geographic areas and concentration of related business risks.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st still significantly exceed our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic.

For further discussion of the factors that may cause our actual results to differ materially from our expectations, as well as factors that may impact our future results of operations, refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report.

Competition

The markets in which we operate are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Although the industry is fragmented, many of our competitors are larger and have substantially greater resources, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of e-commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel, and accessories industry. In particular, and in part due to the popularity of our UGG brand and HOKA brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our products. We believe that our ability to successfully compete depends on numerous factors, including our ability to predict, assess, and respond quickly to changing consumer tastes and preferences, produce appealing products that meet expectations for product quality and technical performance, maintain and enhance the image and strength of our brands, price our products competitively, and weather the impacts and disruptions caused by the pandemic, among others.

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

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA,” “Koolaburra,” “UGGpure,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union (EU), Japan, and Korea. As of March 31, 2021, we hold 194 designs and inventions with corresponding design or utility patent registrations, plus 23 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

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

We also make the following corporate governance documents available through our website: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter, Corporate Disclosure Policy, Code of Ethics, Deckers 2020 Corporate Responsibility Report, Restricted Substance Packet, Ethical Supply Chain Supplier Code of Conduct, Accounting and Finance Code of Ethics, Corporate Governance Guidelines, Deckers Environmental Policy, Ethical Sourcing and Animal Welfare Policy, Paper and Forest Procurement Policy, and Conflict Minerals Policy.

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

Risks Related to Our Business and Industry

Health epidemics, including the pandemic, have had, and could in the future have, a material adverse impact on our business, operations, liquidity, financial condition, results of operations, the operations of our customers and business partners, and the markets and communities in which we, our customers, and our partners operate.

The pandemic has had, and other public health crises or epidemics in the future could have, repercussions across local, regional, and global economies and financial markets. The pandemic resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and many businesses experienced, and may continue to experience, a significant negative impact on their results of operations. During portions of our year ended March 31, 2021, nearly all of our Company-operated stores, our partner retail stores, and we believe the retail stores of our wholesale customers were closed to comply with government orders or restrictions, and additional closures may occur in future periods. In response to restrictions resulting from the pandemic, we temporarily furloughed retail store employees and transitioned nearly all of our other employees to a remote work environment. Furthermore, in an effort to manage the financial uncertainty involved with the pandemic, we implemented certain cost-saving measures, such as delaying the hiring of certain non-essential employees, which has delayed the completion of certain strategic objectives.

In addition, the demand for our products, as well as our results of operations, could be adversely impacted due to a number of other factors in connection with this or other pandemics, including the following:

•    reduced demand for certain products;
•    decreased store traffic due to retail store closures, social distancing restrictions or changes in consumer behavior;
•    a deterioration in our ability, or the ability of our wholesale customers, to operate in affected regions;
•    reduced availability of our supply of raw materials;
•    the failure of key business partners to provide services for our efficient operations, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us;
•    financial difficulties facing our wholesale customers, which could cause them to be unable to make or delay making payments to us, or result in order cancellations for our product offerings;
•    seasonality impacts on the demand for certain products, and the ability of our DC and 3PLs to timely process orders during periods of heightened demand; and
•    incremental costs resulting from adoption of health and safety preventative measures.

The full extent of the impact of the pandemic on our business and operations continues to be uncertain and subject to change, and will depend on a number of factors beyond our control. We expect any further spread of the pandemic or the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse effect on our business, operations and financial results. Further, we have experienced an increase in sales of certain of our products that are desirable to wear within the work-from-home environment, and there can be no assurance that consumers will continue purchasing such products as they transition back into the workplace and restrictions on travel or gatherings are relaxed.

Many of our products are inherently seasonal, and the sales of our products are highly sensitive to weather conditions, which makes it difficult to anticipate consumer demand for our products, manage our expenses, and forecast our financial results.

Due to the nature of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG brand net sales have occurred during the fall and winter (our second and third fiscal quarters), and the highest percentage of Teva and Sanuk brand net sales have occurred during the spring and summer (our first and fourth fiscal quarters). Due to the magnitude of the UGG brand relative to our other brands, seasonal trends have resulted in our net sales for the second and third fiscal quarters significantly exceeding that of the first and fourth fiscal quarters. Although our ongoing strategic efforts to diversify our offerings by creating additional year-round styles and expanding product offerings within our existing brands has had a meaningful positive impact on our seasonality trends, we expect our quarterly net sales to continue fluctuating for the foreseeable future. In particular, sales of our products are highly sensitive to weather conditions, which are difficult to predict and beyond our control. For example, extended periods of unseasonably warm weather during the fall or winter may significantly reduce demand for our UGG brand products. Unfavorable or unexpected weather patterns may have a material, negative impact on our business, financial condition, results of operations and prospects, and the effects of climate change may pronounce these conditions. In addition, the unpredictability of weather conditions makes it more difficult for us to accurately forecast our financial results and meet the expectations of analysts and investors.

Due to the relative concentration of our sales in certain months of the year, factors impacting consumer spending patterns in those months, such as unexpected weather patterns, declines in consumer confidence, changing consumer preferences, or uncertain economic conditions, will disproportionately impact our business and could result in our failure to achieve financial performance that is in line with our expectations or the expectations of market participants. In addition, significant fluctuations in our financial performance from period to period due to these or other factors could increase the volatility of our stock price, which could cause our stock price to decline.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand and spending patterns, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and tastes, which make it difficult to anticipate demand for our products and forecast our financial results. We believe there are many factors that may affect the demand for our products, including:
•    seasonality, including the impact of anticipated and unanticipated weather conditions;
•    consumer acceptance of our existing and new products, and our ability to develop new products that address the needs and preferences of consumers;
•    consumer perceptions of and preferences for our products and brands, including as a result of evolving ethical, political or social standards;
•    consumer demand for our competitors’ products;
•    whether consumers view certain of our products as substitutes for other products we manufacture;
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
•    brand loyalty;
•    legislation restricting our ability to use certain materials in our products; and
•    changes in general economic, political, and market conditions.

Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes for footwear, apparel, and accessories, as well as consumer spending patterns. As our brands and product offerings continue to evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. Many of our products, particularly our UGG brand product offerings, include a fashion element and could go out of style at any time. Further, the value of our brands is largely based on evolving consumer perceptions, and concerns with respect to factors such as product quality, product design, technical performance, product components or materials, including the sustainability of products or materials, or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. In addition, negative claims or publicity regarding us, our products, our brands, our marketing campaigns, our partners or our celebrity endorsers, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Changes in economic conditions may adversely affect our financial condition and results of operations.

Volatile economic conditions and general changes in the market have affected, and will likely continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG brand, are luxury retail products. The purchase of these products by consumers is largely discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending, particularly among affluent consumers. Sales of these products may be adversely affected by factors such as worsening economic conditions, consumer confidence in future economic conditions, increases in consumer debt levels, and increases in unemployment rates. Uncertainty in global economic conditions continues, particularly in light of the impacts of the pandemic, and trends in consumer discretionary spending remain unpredictable. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do shop may limit the amount of their purchases or substitute less costly products for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and profitability, which could have a material adverse effect on our financial condition and results of operations.

We sell a large portion of our products through higher-end specialty and department store retailers. The businesses of these retailer customers may be impacted by factors such as changes in economic conditions, reduced consumer demand for luxury products, decreases in available credit, and increased competition. If these or other factors result in financial difficulties or insolvency for our retail customers, such pressures would have an adverse impact on our estimated allowances and reserves, and potentially result in us losing key customers.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations.

The footwear, apparel, and accessories industry is highly competitive and subject to changing consumer preferences and tastes. We believe we compete on the basis of a number of factors, including our ability to:

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

Our inability to compete effectively with respect to one or more of these factors could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations. Furthermore, the disruptions caused by the pandemic may ultimately require us to reduce our opportunities in certain markets, which could negatively impact our prospects for long-term growth.

Our competitors include both established companies, as well as newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG brand, certain competitors have entered the marketplace specifically in response to the success of our brands, and that other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers. Further, these competitors may have relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. Our competitors’ greater resources and capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly or with superior technical capabilities, market their products and brands more successfully, identify or influence consumer preferences, increase their market share, withstand the impacts of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that factors such as access to offshore manufacturing and changes in technology will make it easier and more cost effective for these companies to compete with us.

As a result of the competitive environment in which we operate, we have faced, and expect to continue to face, intense pricing pressure. Efforts by our competitors to dispose of their excess inventories may significantly reduce prices of competitive products, which may put pressure on us to reduce the pricing of our products to compete, or cause consumers to shift their purchasing decisions away from our products entirely. We have also faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. Further, we believe that our key customers face intense competition from their competitors, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

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

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may be found only in certain geographies. We presently rely on only two tanneries to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we produce do not conform to our quality or sustainability specifications or fail to meet consumer expectations, we could experience reduced demand for our products, a higher rate of customer returns and negative impacts on the image of our brands, any of which could have a material adverse impact on our business. Similarly, if these tanneries are not able to deliver sheepskin in the quantities required, or were to cease operations, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules, which would limit our ability to meet demand for our products, lead to inventory shortages, result in a loss of sales, strain our customer relationships, and harm our reputation. In addition, any factors that negatively impact the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability, loss or destruction of property, work stoppages, political instability, or acts of terrorism or catastrophic events, could result in shortages in our supply of sheepskin.

While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our consumers and our competitors has changed. We believe the significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margins. In addition, we use purchasing contracts and other pricing arrangements to attempt to reduce the potential impact of fluctuations in sheepskin prices on our results of operations. However, in the event of a prolonged increase in sheepskin prices such as what we have experienced in the past, these strategies may not be sufficient to offset the negative impact on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the impact on our gross margins and our financial results may suffer. In an effort to reduce our dependency on sheepskin, we are seeking sustainable alternatives for key product materials.

Further, our industry is characterized by rapidly changing fashion trends and consumer preferences. We believe there is a growing trend within the fashion industry towards eliminating the use of certain animal products, most notably fur. For example, legislation has been passed in the US banning the sale of fur in certain cities, and similar legislation is being considered in other geographies. While the use of leather goods and sheepskin has typically not been subject to this type of legislation, it is possible that future legislation could restrict our ability to use sheepskin in the products we sell in certain geographies. In addition, notwithstanding whether specific legislation is passed, it is possible that consumer preferences may change based on evolving ethical or social standards, such that our products may potentially become less desirable to certain consumers. Because sheepskin is currently used to manufacture a significant portion of our UGG brand products, any legal or social impediments to the sale of products that include sheepskin, especially within our large target markets, could have a material adverse impact on our business, financial condition, and results of operations.

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

Further, our future success and growth depend in part on the continued operation of our key business processes, including our information technology and global communications systems. Our operational system upgrades have the potential to be disruptive to our existing business operations as our managers and employees attempt to learn new software programs and control systems while continuing to manage and operate our business. In addition, as our business grows and we expand our brands and products into additional distribution channels and geographic regions, these systems may require expansion. If we are unable to modify our systems to respond to changes in our business needs, or if we experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.

If we are unsuccessful at managing product manufacturing decisions, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse impact on our financial condition and results of operations.

Like other companies in the footwear, apparel and accessories industry, we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle requires us to incur significant expenses relating to the design, manufacturing and marketing of our products, including product development costs for new products, in advance of the realization of any revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because the production cycle typically involves long lead times, which require us to make manufacturing decisions several months in advance of an anticipated purchasing decision by the consumer, it is challenging for us to estimate and manage our inventory and working capital requirements. Once manufacturing decisions are made, it is difficult for our management to predict and timely adjust expenses in reaction to various factors, including the following:

•    unfavorable weather patterns and related impacts on consumer spending and demand for our products;
•    changes in consumer preferences, tastes, discretionary spending, and prevailing fashion trends;
•    market acceptance of our current products and new products, and of competitive products;

•    future sales demand from our wholesale customers;
•    the competitive environment, including pricing pressure resulting from reduced pricing of competitive products, which may cause consumers to shift their purchasing decisions away from our products;
•    delays in resource or product availability due to impacts from widespread illness or disease; and
•    uncertain macroeconomic and political conditions.

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

While we expect to identify additional retail stores for closure as part of our ongoing optimization efforts, we may simultaneously identify opportunities to open new retail stores in the future. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. Since a certain amount of our retail store costs are fixed, if we have insufficient sales at a new store location, we may be unable to reduce expenses to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail business, the closure of a retail store can result in a significant negative financial impact, including lost sales, write-offs of retail store assets and inventory, lease termination costs, and severance costs. In light of the significant costs and impairments that can be incurred upon the closure of a retail location, we expect to conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location will generate a positive return on our investment or increase our sales. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Furthermore, we license the right to operate retail stores for our brands to third parties through our partner retail program. We currently plan for most of the partner retail stores to be operated in international markets, with the largest number anticipated to be in China. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our brand image to suffer. We will continue to evaluate our partner retail strategy and our retail approach in international markets in response to changes in consumer demand, retail store traffic patterns, and our brand and regional strategies.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands directly to consumers. If a partner fails to satisfy contractual obligations or to otherwise meet our expectations, or experiences complete or partial closure or other operational issues resulting from government restrictions, reduced consumer demand or other factors, it may be difficult to locate an acceptable substitute partner. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, or increased credit or inventory risk. In addition, there is no guarantee that any replacement partner will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase our products. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates for our wholesale customer orders as a key factor in forecasting our sales and earnings for future periods. If any of our major customers experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us, which could result in us failing to meet our forecasted results. These risks have been exacerbated recently as our key retail customers are operating within a retail industry that continues to undergo significant structural changes fueled by technology and the internet, changes in consumer purchasing behavior, and a shrinking retail footprint. These trends have been further impacted by the pandemic. We may lose key retail and wholesale customers if they fail to manage the impact of the rapidly changing retail environment. Any loss of one of these key customers, or a significant reduction in purchases from one of these customers could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations. Further, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce our prices to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.

We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees and skilled personnel, we may not be able to achieve our strategic objectives and our results of operations may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified personnel, including executive officers and key employees. Further, to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring highly skilled footwear, apparel and accessories designers and information technology specialists. Competition for executive officers, key employees and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel.

Further, our domestic headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our location. Our European headquarters are located in the UK, and there remains significant uncertainty regarding the impact of Brexit on the legal and commercial relationships between the UK and the EU, which could make it difficult for us to attract and retain key employees in the UK. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, our results of operations may suffer, and we may be unable to compete in the market.

The continued service of our executive officers and key employees is particularly important, and the hiring or departure of such personnel may disrupt our business or result in the depletion of significant institutional knowledge. Our executive officers and key employees are generally employed on an at-will basis, which means that they can terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees or significant turnover in our senior management, and the often-extensive process of identifying and hiring other personnel to fill those key positions, could have a material adverse effect on our business.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business.

We rely upon a broad network of warehouse and distribution facilities to store, sort, package and distribute our products. In the US, we distribute products primarily through a self-managed DC in Moreno Valley, California. During fiscal year 2020, we transitioned all of our Camarillo, California distribution operations to Moreno Valley, which features a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. Further, during our fourth fiscal quarter ended March 31, 2021, we entered into a lease for a DC located in Mooresville, Indiana, to expand our distribution facilities. We could face a significant disruption in our domestic DC operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur due to damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems, or due to mandatory or elective closure in response to government orders addressing the pandemic. In addition, if our domestic DC operations and scaling efforts are impeded or delayed for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.

Internationally, we distribute our products through distribution centers managed by 3PLs in Canada, China, Japan, the Netherlands, and the UK. We also distribute our products through a domestic 3PL located in Pennsylvania. We depend on these 3PLs to manage the operation of their distribution centers as necessary to meet our business needs. If our 3PLs fail to manage these responsibilities, our distribution operations could face significant disruptions. The loss of or disruption to the operations of any one or more of these facilities could materially adversely impact our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential impact of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely upon independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, and we do not have direct control over the manufacturers or their suppliers. We depend on these independent manufacturers for a number of functions that are critical to our operations, including financing the production of goods ordered, maintaining manufacturing capacity, complying with our policies, including our Supplier Code of Conduct and restricted substances policy, and storing finished goods in a safe location pending shipment. If the independent manufacturers fail to manage these responsibilities, or if they were to experience significant disruption to their business, we may be unable to ensure timely delivery of products, products may not be delivered in sufficient quantities, and products may fail to meet our quality standards. If any of these events were to occur, we may not be able to fill customer orders or product may be inadvertently delivered that does not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

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

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. For example, we keep proprietary materials that are required for the production of our products, such as shoe molds and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to these proprietary materials, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Increasing scrutiny from investors and other key stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers are increasingly focused on corporate responsibility, specifically on the ESG practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. From time to time we communicate certain ESG initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken expansive efforts to improve and implement our ESG initiatives, it is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business and financial condition could be materially and adversely affected. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals, which could negatively impact our business.

Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not maintain our culture and core values over time, we may be unable to foster the passion, creativity, teamwork, focus, and innovation that we believe have contributed to the growth and success of our business. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we continue to pursue our goals and implement new strategies, we may find it difficult to maintain our corporate culture, which may be exacerbated by restrictions adopted in response to the pandemic, which may make it difficult for employees to interact, communicate and innovate.

Labor disruptions could negatively impact our results of operations and financial position.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes, shortages, and stoppages that affect the operations of our independent manufacturers, tanneries, transportation carriers, retail stores, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, strikes, or similar disruptions. For example, labor disputes at US shipping ports have impacted the delivery of our products. In addition, there is the potential for labor disruptions in the UK as a result of ongoing uncertainty around the future trade relationship between the EU and UK. Furthermore, we have experienced challenges attracting and retaining employees to staff our DC operations as we increasingly compete with companies with e-commerce businesses. Any such challenges or disruptions may potentially result in cancelled orders by customers, unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.

We face risks associated with pursuing strategic acquisitions, and our failure to successfully integrate any acquired business or product could have a material adverse effect on our results of operations and financial position.

As part of our overall strategy, we may periodically consider strategic acquisitions to expand our brands into complementary product categories and markets, or to acquire new brands, technologies, intellectual property, or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Such acquisitions involve numerous risks, challenges and uncertainties, including the potential to:

•    expose us to risks inherent in entering into a new market or geographic region;
•    lose significant customers or key personnel of the acquired business;
•    encounter difficulties managing and implementing acquired assets;
•    encounter difficulties marketing to new consumers or managing geographically remote operations;
•    divert management’s time and attention away from other aspects of our business operations; and
•    incur costs relating to a potential acquisition that we fail to consummate, which we may not recover.

Additionally, we may not be able to successfully integrate the assets or operations of any acquired businesses into our operations, or to achieve the expected benefits of any acquisitions. Following an acquisition, we may also face cannibalization of existing product sales by our newly acquired products, unless we adequately integrate new products with our existing products, aggressively target different consumers for our newly acquired products and increase our overall market share. The failure to successfully integrate any acquired business or products in the future could have a material adverse effect on our results of operations and financial position.

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

Risks Related to Our Global Business Strategy and International Commerce

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model for certain brands. Conversely, we may shift from a direct distribution model to a third-party distribution model for certain other brands. Further, we are exploring relationships with third parties for the expansion of the UGG brand into different product categories, including licensee and sourcing agent arrangements. Such efforts may be mitigated or suspended as we navigate the impacts of the pandemic and implement prudent cost-saving measures. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are located in Asia. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•    tariffs, import and export controls, and other non-tariff barriers;
•    increasing transportation costs, delays during shipping at the port of entry or port of departure, and a limited supply of international shipping capacity;
•    increasing labor costs and labor disruptions;
•    poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;
•    restrictions on the transfer of funds from foreign jurisdictions;
•    changing economic and market conditions;
•    changes in governmental regulations, including with respect to intellectual property, labor, safety, and the environment;
•    refusal to adopt or comply with our manufacturing policies;
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
•    use of unauthorized or prohibited materials or reclassification of materials;
•    health-related concerns that could result in a reduced workforce or scarcity of raw materials;
•    disruptions caused by natural or other disasters; and
•    adverse changes in consumer perception of goods sourced from certain countries.

These risks and uncertainties, or others of which we are currently unaware, could interfere with the manufacture or shipment of our products by our independent manufacturers. This could make it more difficult to obtain adequate supplies of quality products, which could negatively impact our sales and earnings.

While we require our independent manufacturers and their suppliers to adhere to environmental, labor, ethical, health, safety, and other standard business practices and applicable local laws, and while we periodically visit and audit their operations, we do not control their business practices. If we discover non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease conducting business with them, which could increase our costs and interrupt our product supply chain. Our manufacturers’ violations of applicable laws and business standards could also result in negative publicity, which could damage our reputation and the value of our brands. Further, if our manufacturers or suppliers violate US or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and forfeiture of products we are attempting to import, or the loss of our import privileges, which could have a negative impact on our results of operations.

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
•    legal costs related to defending allegations of non-compliance with foreign laws;
•    inability to import products into a foreign country;
•    difficulties associated with promoting and marketing products in unfamiliar cultures;
•    political or economic uncertainty or instability;
•    changes in unemployment rates and consumer spending;
•    anti-American sentiment in international markets in which we operate;
•    changes in diplomatic and trade relationships between the US and other countries; and
•    general economic fluctuations in specific countries or markets.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative impact on our financial results.

We operate on a global basis, with 30.8% of our net sales for the year ended March 31, 2021 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies and our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected.We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, remeasurements, or translations could materially impact our consolidated financial statements.

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

International trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. Changes in tax policy or trade regulations could cause us to encounter new customs duties, which in turn may require us to implement new supply chains, withdraw from certain markets or change our business methods, which could make it difficult to obtain products of our customary quality at a competitive price and could lead to an increase in the cost of our products. The continued negotiation of free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers. Manufacturers in these locations may seek to export footwear, apparel, and accessories to our target markets at preferred rates of duty which may negatively impact our sales and operations.

Trade relations between our sourcing venues, particularly those in China, and the US have created uncertainty for all US businesses that source or market in China. In January 2020, the US and China reached a trade deal which, among other things, limits import duties and tariffs. Although the trade deal currently remains in effect, there is no guarantee that the agreement will be honored by either party. Further, the potential for additional import duties or other restrictions on imports from China remains, which could increase the cost of sourcing in China, our own margins, and possibly the price of our products to consumers. We have transitioned most of our footwear sourcing from China to Vietnam as part of our supplier optimization strategy. If we are unable to source our products from the countries where we wish to purchase them, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, and results of operations.

Transportation and distribution costs may be adversely impacted by new regulations, increased demand, increased fuel and labor costs, and political and economic instability. Due to the pandemic, reductions in the number of ocean carrier voyages and capacity may delay the arrival of imports. After the pandemic, we anticipate cost increases in ocean transports globally. Ongoing ocean carrier consolidation, reduced capacity, congestion at major international gateways and other economic factors are challenging ocean transportation. Further, in the US, trucking costs have risen dramatically due to driver shortages, increased labor costs, and safety, environmental, and labor regulations. These changes, as well as pandemic-related restrictions on trucking and our DC operations, may disrupt our supply chain and delay the shipment of our products, causing us to incur significant additional costs. Additionally, the increased threat of terrorist activity, and law enforcement responses to this threat, have required greater levels of inspection of imported goods and caused delays in bringing imported goods to market. Any tightening of security procedures could worsen these delays and increase our costs.

Risks Related to Our Legal, Compliance, and Regulatory Environment

Failure to adequately protect our intellectual property rights to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights, and other intellectual property rights. An unfortunate reaction to the success of our brands is that we have become a target of counterfeiting and product imitation strategies. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect intellectual property rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it would allow our competitors to sell products that are similar to and directly competitive with our products, or we could otherwise lose opportunities to sell our products to consumers who may instead purchase a counterfeit or imitation product, which could reduce sales of our products and adversely affect the value of our brands. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively impact our business and results of operations. In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey, and the Netherlands. Any court decision or settlement that invalidates or limits trademark protection of our brands, that allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributor to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales, and could have a material adverse effect on the value of our brands.

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

Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, credit card information, and our proprietary financial, operational, and strategic information. The protection of this information is vitally important to us as the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such information could lead to significant reputation or competitive harm, result in litigation involving us or our business partners, expose us to regulatory proceedings, and cause us to incur substantial losses. As a result, we believe our future success and growth depends, in part, on the ability of our key business processes and systems, including our information technology and global communication systems, to prevent the theft, loss, misuse, unauthorized disclosure, or unauthorized access of this personal, confidential, and sensitive information, and to respond quickly and effectively if data security incidents do occur. We are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition, or results of operations.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents have significantly increased in recent years. Like other businesses, we have experienced, and are continually at risk of, attacks and incidents. Due to the increased risk of such attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any attack or incident. Whether these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

Although we take the security of our information technology systems seriously, there can be no assurance that the measures we employ will prevent unauthorized persons from obtaining access to our systems and information. Despite our implementation of reasonable security measures, our systems and information may be susceptible to cyber-attacks or data security incidents. These risks may be exacerbated in a remote work environment. Because the techniques used to obtain unauthorized access to information technology systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate protective measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches. A cyber-attack or other data security incident could result in significant disruption of our business such that:

•    critical business systems become inoperable or require significant time or cost to restore;
•    key personnel are unable to perform their duties or communicate with employees or third-party partners;
•    it results in the loss, theft, misuse, or unauthorized disclosure of confidential information;
•    we are prevented from accessing information necessary to conduct our business;
•    we are required to make unanticipated investments in equipment, technology or security measures;
•    customers cannot place or receive orders, and we are unable to timely ship orders or at all; or
•    we become subject to other unanticipated liabilities, costs, or claims.

If any of these events were to occur, it could have a material adverse effect on our financial condition and results of operations and result in harm to our reputation. In addition, if a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers, suppliers, or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our brands, cause our suppliers to reconsider their relationship with our company or impose more onerous contractual provisions, and subject us to potential litigation, liability, fines, and penalties. For example, we could be subject to regulatory or other actions pursuant to domestic and international privacy laws, which could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.

If we are found to have violated laws concerning the privacy and security of consumers’ or other individuals’ personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include US state laws such as the California Consumer Privacy Act, as well as the General Data Protection Regulation in the EU, EU member state directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store personal information, and they impose obligations to protect that information. Further, we may be subject to new data privacy and security laws and regulations. If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of applicable data protection laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

Our revolving credit facility agreements expose us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our ability to borrow under our revolving credit facilities may be limited if the lenders believe there has been a material adverse change to our business. In addition, our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests, or otherwise respond to changing business and economic conditions, and may therefore have a material impact on our business. Failure to comply with any of the covenants could result in a default, allowing our lenders to accelerate the timing of payments, which could have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, in some cases, a default under one revolving credit facility could result in a cross-default under other revolving credit facilities. Certain of our revolving credit facility agreements bear interest at a rate that varies depending on the London Interbank Offered Rate. Any increases in interest rates applicable to borrowings under our credit facilities would increase our cost of borrowing, which would result in a decline in our net income and liquidity.

The tax laws applicable to our business are very complex and changes in tax laws could increase our worldwide tax rate, or audits by various taxing authorities may subject us to additional tax liabilities, and materially affect our financial position and results of operations.

We are subject to changes in tax laws, regulations and treaties in and between the jurisdictions in which we operate. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. Our tax expense is based on our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, or in their interpretation, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, the enactment of the Tax Cuts and Jobs Act (Tax Reform Act) resulted in changes to the existing US tax laws that have and will continue to affect us, and could impact our effective tax rate. In addition, in response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and American Rescue Plan Act were signed into law, both of which contain numerous income tax provisions. This legislation made broad changes to the US tax code and we expect to see future regulatory or legislative guidance issued. If the guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations. Additional changes in tax laws or proposed regulations, interpretations and other changes to the Tax Reform Act may ultimately be enacted in a future period, which could increase our income tax liability or adversely affect our long-term effective tax rates and net income, and we are continually monitoring and assessing proposed changes in tax laws and regulations. One example is the recently announced American Families Plan, which, if enacted into law, would increase the corporate tax rate and would implement other changes to existing tax law that may result in a higher effective tax rate on our worldwide results of operations.

Many countries in the EU and around the globe have adopted or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our US and international business activities, many of these enacted and proposed changes could increase our worldwide effective tax rate and harm our financial position and results of operations. Further, we are subject to tax audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of a tax audit or other tax proceeding could have a material adverse effect on our results of operations or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports.

Risks Related to Our Common Stock

Our common stock price has been volatile, which could result in substantial losses for stockholders.

The trading price of our common stock has been and may continue to be volatile. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•    changes in expectations of our future financial performance and results of operations;
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
•    general market, political, and economic conditions, including recessionary conditions; and
•    a variety of risk factors, including the ones described herein and in our other SEC filings.

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

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation (Certificate) and Amended and Restated Bylaws (Bylaws), as well as provisions of Delaware law, could impair a takeover attempt.

Our Certificate and Bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions, or changes in our Board of Directors or management. Among other things, these provisions:

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
•    require the vote of holders of not less than 66 2/3% of the voting stock then-outstanding to approve amendments to our Certificate and Bylaws; and
•    require advance written notice of stockholder proposals and director nominations.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter, or prevent a change-in-control transaction. Any provision of Delaware law, our Certificate, or our Bylaws, that has the effect of rendering more difficult, delaying, deterring, or preventing a change-in-control transaction could limit the opportunity for stockholders to receive a premium for their shares of our common stock, and could affect the price that investors are willing to pay for our common stock.

Item 2. Properties

Our corporate headquarters is located in Goleta, California. The construction of our 14-acre corporate headquarters in Goleta, California was substantially completed in January 2014.

We currently have one primary warehouse and DC located in Moreno Valley, California, which we began operations during the fourth quarter of fiscal year 2015 and have since continued optimizing and expanding our operations at this location. Further, we are in the early stages of opening a new US DC located in Mooresville, Indiana.

We also have offices in China, Hong Kong, Vietnam, Japan, France, Germany, the Netherlands, and the UK to oversee the quality and manufacturing standards of our products, and for regional sales, operations, marketing, and administration, as well as offices in Macau and Hong Kong to coordinate logistics.

As of March 31, 2021, we had 49 retail stores in the US ranging from approximately 1,000 to 13,000 square feet. Internationally, we had 91 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

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

The following table provides details regarding our significant physical properties that are operational as of March 31, 2021:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Goleta, California	Corporate Headquarters	Own	185,094

Item 3. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG brand trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products.

On March 28, 2016, we filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. In response, Australian Leather raised a number of affirmative defenses and counterclaims, including seeking declaratory judgment that the UGG brand trademark is invalid and unenforceable in the US, cancellation of certain of our US UGG brand trademark registrations, false designation of origin and declaratory judgment that certain of our US design patents are invalid and unenforceable. On September 13, 2018, the District Court granted summary judgment that dismissed most of Australian Leather’s defenses and counterclaims. The remaining claims and defenses went to trial in May 2019. On May 10, 2019, a jury returned a ruling in our favor in our lawsuit against Australian Leather. The District Court entered judgments upholding the UGG trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit challenging the District Court’s dismissal of its affirmative defenses and counterclaims that the UGG brand trademark is invalid and unenforceable. The Court of Appeals heard oral arguments from the parties on May 5, 2021 and, on May 7, 2021, affirmed the District Court’s ruling dismissing Australian Leather’s affirmative defenses and counterclaims and upholding the UGG brand trademark. It is unknown whether Australian Leather will challenge the decision of the Court of Appeals. While we believe that any potential challenge would have no merit, a judgment invalidating the UGG brand trademark would have a material adverse effect on our business.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol DECK on the New York Stock Exchange (NYSE) since May 2014 and was previously traded on the Nasdaq Global Select Market.

As of May 13, 2021, we had 39 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2021 that were not registered under the Securities Act.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index for the five fiscal-year periods commencing April 1, 2016 and ended March 31, 2021. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph below assumes one hundred dollars invested in our common stock, the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index on April 1, 2016.

COMPARISON OF CUMULATIVE TOTAL RETURN
600
400
200
0
Index Value
04/16
03/17
03/18
03/19
03/20
03/21
Period Ending
Deckers Outdoor Corporation
S&P 500 Apparel, Accessories & Luxury Goods Index
NYSE Composite Index*

	April 1,	Years Ended March 31,
	2016	2017	2018	2019	2020	2021
Deckers Outdoor Corporation	$100.0	$99.7	$150.3	$245.4	$223.7	$551.5
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	79.5	101.9	98.7	49.1	100.2
The NYSE Composite Index	100.0	115.6	128.6	134.8	112.4	174.2

The stock performance graph and related information shall not be deemed incorporated by reference by any general statement incorporating by reference into this Annual Report into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as we do not exceed certain leverage ratios and no event of default has occurred.

Stock Repurchase Programs

In January 2019, our Board of Directors approved an additional authorization to its stock repurchase program to repurchase $261,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (our stock repurchase program). As of March 31, 2021, the aggregate remaining approved amount under our stock repurchase program was $60,660.

Below is a summary of stock repurchase activity under our stock repurchase program during the fourth fiscal quarter ended March 31, 2021:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase
January 1 - January 31, 2021	—	$—	$—	$159,807
February 1 - February 28, 2021	192,361	323.33	62,196	97,611
March 1 - March 31, 2021	114,719	322.10	36,951	60,660

*Any share repurchases are made as part of publicly announced programs in open-market transactions.

Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as the prior stock repurchase program. Subsequent to March 31, 2021 through May 13, 2021, we repurchased 70,881 shares for $23,466 at an average price of $331.06 per share, and had $787,194 remaining authorized under the stock repurchase program.

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for the years ended March 31, 2021 and 2020 and year-over-year comparisons between those periods. For year-over-year comparisons between the years ended March 31, 2020 and 2019, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report for additional information.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk and Koolaburra. We believe that our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our Direct-to-Consumer (DTC) business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent third-party manufacturers.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, as follows:

COVID-19 Pandemic

•    Throughout fiscal year 2021, the COVID-19 pandemic (referred to herein as the pandemic) spread globally, including throughout the geographic regions in which we operate our business, and in which our wholesale customers, retail stores, manufacturers, and suppliers are located.

•    The overall impacts of the pandemic on our business, and the businesses of our wholesale customers and partners, continue to be highly uncertain and subject to change, especially in light of the significant recent increases in the number of positive COVID-19 cases in certain geographic regions. However, we believe that the actions we have taken to respond to the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position, have resulted in strong operational performance throughout the pandemic, and position us to emerge from the pandemic poised for continued long-term growth.

Retail Environment

•As a result of various government orders and restrictions imposed in connection with the pandemic, as well as changes in consumer behavior in response, we closed many of our Company-owned-and-operated stores at various times during fiscal year 2021. The largest impact on our retail business was from disruption at tourism-dependent locations, including both limited capacity and closure requirements that impacted store traffic. However, approximately 77% of our global retail stores were open for our entire fourth fiscal quarter, although in most cases with limited capacity. We expect temporary retail store closures in certain geographies to continue for at least a portion of our first fiscal quarter ending June 30, 2021, and that there is risk of ongoing or additional retail stores closures and operating limitations based on expert agency guidance and local authority mandates.

•We expect the scope of allowable retail activities and retail consumer traffic patterns to vary by geographic region due to the continued impact of the pandemic, including those associated with governmental restrictions and consumer responses. In an attempt to mitigate the impact of operating our retail stores at limited capacity, we have continued expanding the use of technology at these locations. However, we could continue to experience decreased demand or capacity threshold constraints at our retail stores.

•We believe that many of our wholesale customers and retail partners have experienced temporary retail store closures similar to those impacting our Company-owned retail stores. Although many of our customers have reopened their retail stores, we believe that many of these stores continue to operate at limited capacity.

E-Commerce Environment

•We have observed a prolonged and meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by decreases in consumer retail store activity as consumers accelerated their migration to online shopping. These trends, which have been exacerbated by the impacts of the pandemic, have been positively impacting the performance of our e-commerce business, while creating headwinds for our traditional retail business, as well as the retail businesses of our wholesale customers and retail partners.

•We operate our e-commerce business through various websites and platforms, which have remained operational and experienced increased consumer traffic throughout the pandemic. We continue to look for ways to expand consumer access to and improve ease of use of our e-commerce platforms, which has contributed to increased consumer traffic.

•During fiscal year 2021, we observed strong demand for all of our brands within our e-commerce business. Many of our wholesale customers also experienced strong demand trends for our brands, which have consistently experienced strong sell-through on our wholesale partners’ e-commerce platforms. However, we do not expect that the growth rate that our e-commerce business experienced during fiscal year 2021 will continue in future periods.

Brand Strategy

•Within the UGG brand, we have experienced strong sell-through in all channels of certain product lines, such as the slipper category, as consumers seek out luxurious comfort in the current work-from-home environment. In addition, the UGG brand continues to experience success with counter-seasonal products, such as spring and summer collections for Women's, Men's, and Kids' categories. The brand is attracting new and younger, more diverse consumers, including through strategic fashion collaborations and design innovation. However, the brand continues to experience softness internationally within the wholesale channel. We expect to see continued UGG brand progress during fiscal year ending March 31, 2022 in Europe due to our marketplace reset strategy, as well as in Asia due to our localized marketing activations.

•As the UGG brand continues to amplify its audience with younger, more diverse consumers, it has been critical to continue our development of the brand’s e-commerce channel and expanding its digital marketing presence. The UGG brand's e-commerce platform has continued to evolve as part of our overall digital transformation and has become a strategic driver of our product development process through the launch of exclusive products.

•Within the HOKA brand, we continue to see strong demand across our product offerings through both wholesale and DTC channels, which we believe is being fueled by an emphasis on running and outdoor exercise and introducing innovative products that resonate globally with younger, more diverse consumers. Further, the HOKA brand's performance was driven by balanced growth across the brand's ecosystem of access points. For example, the HOKA brand's optimized digital marketing increased online consumer acquisition and retention rates, which we believe will collectively continue to drive DTC channel revenues as a percentage of total brand revenue.

Supply Chain

•We maintain a network of strategic sourcing partners which includes material vendors and third-party manufacturers. We experienced certain capacity constraints within our sourcing network during fiscal year 2021. While we have mitigated the effects of these disruptions, it is possible that we will experience additional disruptions to our supply chain, including from shipping delays and container shortages from congestion at port facilities, which has been exacerbated by the pandemic. Congestion at United States (US) and international ports could affect the capacity at ports to receive deliveries of products or the loading of shipments on to vessels. In anticipation of this, we are evaluating mitigation strategies.

•Our warehouse and DC in Moreno Valley, California, as well as our global third-party logistics providers (3PLs) and third-party carriers, remain open although they continue to operate at reduced capacity. We are experiencing certain operational and logistical challenges as a result of limited and modified operations. This includes challenges associated with shipping higher quantities of product through our e-commerce channel compared to prior periods in parallel with increased nationwide demand placed on delivery companies, which has been exacerbated by the pandemic. These impacts may continue to have an adverse effect on our ability to fulfill orders through our e-commerce platform.

•We continue to recognize the need for additional infrastructure investments to support our scaling business, including investments in and upgrades to our end-to-end planning systems as well as our global distribution and logistics capabilities. For example, we are currently in the early stages of opening a new US DC located in Mooresville, Indiana that is intended to expand our logistical capabilities. At the same time, we are encountering challenges in attracting and retaining quality candidates to staff our DC operations in the US as we increasingly compete with other companies with growing e-commerce operations.

Omni-Channel Strategy

•We have implemented a channel and product segmentation strategy, as well as franchise management for key product allocation strategies for the UGG brand’s core Classics franchise, in the US wholesale marketplace. These strategies are designed to assist us in controlling product inventory, reducing the impact of discounts and closeouts on our sales and gross margins, and increasing full-priced selling across our product offerings. Similarly, we have implemented a multi-year marketplace reset strategy in Europe and Asia to drive UGG brand demand and build a foundation of diversified product acceptance, which is driving a healthier product mix and reducing the need for promotional activity.

•As a result of changes in consumer purchasing behavior, we continue to enhance our omni-channel strategy to bolster our e-commerce capabilities and enable us to better engage with consumers and expose them to our brands. Our strategy is transforming the way we approach marketing, including through a sustained focus on digital marketing efforts, as well as localized marketing activations and authentic collaborations to drive global brand demand. We have also enhanced our focus on adaptive digital marketing as we seek to target consumers within the work-from-home environment and promote products that are desirable based on current consumer preferences, working conditions, and lifestyle choices.

Operating Expenses

•To mitigate the adverse impacts the pandemic has had on our business and operations, we implemented a number of temporary measures to reduce our operating expenses. As we return to a more normal business environment, we expect to make significant investments related to our infrastructure and other strategic initiatives to support opportunities to further scale our business.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, our reportable operating segments). Information reported to the Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, President, and Principal Executive Officer, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

UGG Brand. The UGG brand is one of the most iconic and recognized brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that appeals to a broad demographic.

We believe demand for UGG brand products will continue to be driven by the following:

•High consumer brand loyalty due to consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's products.
•Expanding apparel, home goods, and accessories business.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. The HOKA brand is quickly becoming a leading brand within run specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth, driving the brand’s net sales to continue to increase as a percentage of our aggregate net sales. We continue to build product extensions in trail and fitness.

We believe demand for HOKA brand products will continue to be driven by the following:

•Leading product innovation and key franchise management.
•Increased brand awareness and adoption through enhanced global marketing activations and online customer acquisition, including building a more diverse outdoor community.
•Category extensions in authentic performance footwear offerings such as lifestyle acceleration through the trail and hiking categories.

Teva Brand. The Teva brand created the very first sport sandal when it was founded in the Grand Canyon in 1984. Since then the Teva brand has grown into a multi-category modern outdoor lifestyle brand offering a range of performance, casual, and trail lifestyle products, and has emerged as a leader in footwear sustainability observed through recent growth fueled by young and diverse consumers passionate for the outdoors and the planet. We believe demand for Teva brand products will continue to be driven by the following:

•Authentic outdoor heritage and a reputation for quality, comfort, sustainability, and performance in any terrain.
•Increasing brand awareness due to outdoor lifestyle participation amongst younger consumers.
•Category extensions in performance hike footwear.

Sanuk Brand. The Sanuk brand originated in Southern California surf culture and has emerged into a lifestyle brand with a presence in the relaxed casual shoe and sandal categories with a focus on innovation in comfort and sustainability. The Sanuk brand’s use of unexpected materials and unconventional constructions, combined with its fun and playful branding, are key elements of the brand's identity.

Other Brands. Other brands consist primarily of the Koolaburra by UGG brand. The Koolaburra brand is a casual footwear fashion line using sheepskin and other plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering.

Direct-to-Consumer. Our DTC business for all our brands is comprised of our retail stores and e-commerce websites which, in an omni-channel marketplace, are intertwined and interdependent. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions.

E-Commerce Business. Our e-commerce business provides us with an opportunity to communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2021, we operated our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, for which the net sales are recorded in our DTC reportable operating segment.

Retail Business. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of March 31, 2021, we had a total of 140 global retail stores, which includes 71 concept stores and 69 outlet stores. Generally, we open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter; however, the timing of such openings and closures may vary. We evaluate potential retail store closures based on historic and anticipated store performance and timing of lease expirations and options. While we expect to identify additional stores for closure, we may simultaneously identify opportunities to open new stores in the future to further enhance our overall DTC business. We currently do not anticipate incurring material incremental retail store closure costs, primarily because any store closures we may pursue are expected to occur as, or near to when, retail store leases expire to avoid incurring potentially significant lease termination costs, as well as through conversions to partner retail stores, further discussed below. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are seven UGG brand flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase the UGG brand products. Primarily located in major tourist locations, these stores are typically larger with broader product offerings and greater traffic than our general concept stores. We anticipate operating a curated fleet of flagship stores to enhance the interaction with our consumers and increase brand loyalty. For example, in November 2020 we opened a flagship store in New York City, which highlights the expansive collection of the brand’s product offerings while showcasing the breadth and depth of UGG as a lifestyle brand. The net sales for these stores are recorded in our DTC reportable operating segment.

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

Partner Retail Stores. We rely on partner retail stores for the UGG brand and HOKA brand. Partner retail stores are branded stores that are wholly owned and operated by third-parties and not included in the total count of global retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in each respective brand wholesale reportable operating segments, as applicable.

Use of Non-GAAP Financial Measures

Throughout this Annual Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP). We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial results and assessing our prospects for future performance. However, the information included within this Annual Report that is presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing the performance of other companies relative to us. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the consolidated financial statements.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st still significantly exceed our aggregate net sales in the quarters ending March 31st and June 30th. As we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic. Refer to Note 14, “Quarterly Summary of Information (Unaudited),” of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

Result of Operations

Year Ended March 31, 2021 Compared to Year Ended March 31, 2020. The following table summarizes our results of operations:

	Years Ended March 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,545,641	100.0%	$2,132,689	100.0%	$412,952	19.4%
Cost of sales	1,171,551	46.0	1,029,016	48.2	(142,535)	(13.9)
Gross profit	1,374,090	54.0	1,103,673	51.8	270,417	24.5
Selling, general, and administrative expenses	869,885	34.2	765,538	35.9	(104,347)	(13.6)
Income from operations	504,205	19.8	338,135	15.9	166,070	49.1
Other expense (income), net	2,691	0.1	(2,731)	(0.1)	(5,422)	(198.5)
Income before income taxes	501,514	19.7	340,866	16.0	160,648	47.1
Income tax expense	118,939	4.7	64,724	3.1	(54,215)	(83.8)
Net income	382,575	15.0	276,142	12.9	106,433	38.5
Total other comprehensive income (loss), net of tax	8,816	0.3	(2,905)	(0.1)	11,721	403.5
Comprehensive income	$391,391	15.3%	$273,237	12.8%	$118,154	43.2%
Net income per share
Basic	$13.64		$9.73		$3.91
Diluted	$13.47		$9.62		$3.85

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Years Ended March 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,761,477	$1,401,692	$359,785	25.7%
International	784,164	730,997	53,167	7.3
Total	$2,545,641	$2,132,689	$412,952	19.4%

Net sales by brand and channel
UGG brand
Wholesale	$871,799	$892,990	$(21,191)	(2.4)%
Direct-to-Consumer	845,283	627,817	217,466	34.6
Total	1,717,082	1,520,807	196,275	12.9
HOKA brand
Wholesale	405,243	277,097	128,146	46.2
Direct-to-Consumer	165,997	75,527	90,470	119.8
Total	571,240	352,624	218,616	62.0
Teva brand
Wholesale	105,928	119,108	(13,180)	(11.1)
Direct-to-Consumer	32,860	18,897	13,963	73.9
Total	138,788	138,005	783	0.6
Sanuk brand
Wholesale	26,566	39,463	(12,897)	(32.7)
Direct-to-Consumer	15,274	11,696	3,578	30.6
Total	41,840	51,159	(9,319)	(18.2)
Other brands
Wholesale	69,375	67,175	2,200	3.3
Direct-to-Consumer	7,316	2,919	4,397	150.6
Total	76,691	70,094	6,597	9.4
Total	$2,545,641	$2,132,689	$412,952	19.4%

Total Wholesale	$1,478,911	$1,395,833	$83,078	6.0%
Total Direct-to-Consumer	1,066,730	736,856	329,874	44.8
Total	$2,545,641	$2,132,689	$412,952	19.4%

Total net sales increased primarily due to higher DTC sales as well as higher HOKA brand wholesale sales, partially offset by lower UGG brand, Teva brand, and Sanuk brand wholesale sales. Further, we experienced an increase of 13.9% in total volume of pairs sold to 41,900 from 36,800 compared to the prior period. On a constant currency basis, net sales increased by 18.4%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased due to higher e-commerce net sales across all brands, partially offset by lower retail sales attributed to lower tourism traffic and store closures related to the pandemic. Due to the meaningful disruption of our retail store base for closures, we are not reporting a comparable DTC net sales metric for the year ended March 31, 2021.

•Wholesale net sales of the HOKA brand increased primarily due to global expansion of market share, including reaching new customers, driven by increased brand awareness combined with key franchise updates.

•Wholesale net sales of the UGG brand decreased primarily due to lower international sales, partially offset by strong domestic sales. The global wholesale channel was impacted by lower global sell-in of product, driven by pandemic related sales losses resulting from decreased store traffic and more conservative purchasing from our global wholesale partners. International wholesale sales were also lower due to the near-term impact of the marketplace reset strategies in Europe and Asia.

•Wholesale net sales of the Teva brand and Sanuk brand decreased primarily due to the pandemic related sales losses during our first fiscal quarter caused by decreased store traffic for our wholesale customers during the respective brands' peak sell-in period.

•International net sales, which are included in the reportable operating segment net sales presented above, represented 30.8% and 34.3% of total net sales for the years ended March 31, 2021 and 2020, respectively. International net sales increased by 7.3%, compared to the prior period, primarily due to higher net sales for the HOKA brand across all channels in Europe and Asia, partially offset by lower net sales in both these regions in the wholesale and retail channels for the UGG brand. The decrease in international net sales as a percentage of total sales was driven by higher domestic sales growth, primarily due to higher e-commerce sales.

Gross Profit. Gross profit as a percentage of net sales, or gross margin, increased to 54.0% from 51.8%, compared to the prior period, primarily due to favorable channel mix resulting from increased penetration of DTC, higher full-priced selling, favorable brand mix, and favorable changes in foreign currency exchange rates, partially offset by higher freight costs.

Selling, General, and Administrative Expenses. The net increase in selling, general, and administrative (SG&A) expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll costs of approximately $50,700, primarily due to higher performance-based compensation, including long-term incentive plan performance-based restricted stock units, as well as warehousing costs for higher headcount and wages.

•Increased variable advertising and promotion expenses of approximately $44,000, primarily due to higher digital marketing and advertising for the UGG brand and HOKA brand to drive brand demand and awareness.

•Increased other variable net selling expenses of approximately $21,500, including information technology, as well as transaction and warehousing fees and shipping supplies, primarily due to higher DTC sales and commissions, partially offset by insurance recovery proceeds.

•Increased impairments of operating lease and long-lived assets of approximately $16,300 due to flagship retail store impairments driven by lower traffic and strategic changes in the fleet, as well as lower retail sales and early store closures, and an impairment loss for international intangible assets for the Sanuk brand.

•Increased depreciation expense of approximately $2,600 due to an increase in capital projects.

•Increased bank fees of approximately $1,200 due to the mortgage payoff on our corporate headquarters during the fourth fiscal quarter.

•Decreased variable operating expenses of approximately $18,000, primarily due to lower travel related expenses, as well as lower sales meeting expenses related to the impacts of the pandemic.

•Decreased rent and occupancy expenses of approximately $8,500, primarily due to lower retail store operating costs, including due to Company-owned retail store closures related to the pandemic and lower Company-owned retail store count.

•Decreased foreign currency-related losses of $5,400, primarily driven by favorable changes in Canadian, European, and Chinese foreign currency exchange rates.

Income from Operations. Income from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$292,718	$303,908	$(11,190)	(3.7)%
HOKA brand wholesale	111,208	61,860	49,348	79.8
Teva brand wholesale	27,120	30,736	(3,616)	(11.8)
Sanuk brand wholesale	(162)	3,212	(3,374)	(105.0)
Other brands wholesale	21,573	16,087	5,486	34.1
Direct-to-Consumer	349,465	182,548	166,917	91.4
Unallocated overhead costs	(297,717)	(260,216)	(37,501)	(14.4)
Total	$504,205	$338,135	$166,070	49.1%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, primarily driven by DTC and HOKA brand wholesale, partially offset by higher SG&A expenses. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was due to higher net sales at higher gross margins, as well as lower Company-owned retail store operating costs, partially offset by higher variable marketing and selling expenses, as well as higher e-commerce expenses.

•The increase in income from operations of HOKA brand wholesale was primarily due to higher net sales, partially offset by higher variable marketing expenses.

•The decrease in income from operations of UGG brand wholesale was due to lower net sales at lower gross margins as well as higher marketing expenses, partially offset by lower variable selling expenses.

•The increase in income from operations of Other brands wholesale was due to higher net sales at higher gross margins, partially offset by higher variable marketing expenses.

•The decrease in income from operations of Teva brand wholesale was due to lower net sales at lower gross margins, partially offset by lower variable selling expenses.

•The increase in loss from operations of Sanuk brand wholesale was primarily due the impairment of a definite-lived international trademark, as well as lower net sales at lower gross margins, partially offset by lower variable selling and marketing expenses.

•The increase in unallocated overhead costs was primarily due to higher performance-based compensation, as well as warehousing expenses, including for payroll and outside services, in addition to higher information technology expenses, and higher depreciation expenses, partially offset by lower foreign currency-related losses driven by favorable changes in foreign currency exchange rates, insurance recovery proceeds, and lower travel related expenses.

Other Expense (Income), Net. The increase in total other expense, net, compared to the prior period, was primarily due to a decrease in interest income driven by lower average interest rates, partially offset by higher average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2021	2020
Income tax expense	$118,939	$64,724
Effective income tax rate	23.7%	19.0%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the geographic mix of worldwide income before income taxes for the year ended March 31, 2021 in jurisdictions with higher effective tax rates, higher non-deductible executive compensation, as well as less favorable settlement of tax audits, partially offset by higher employee share based compensation excess tax benefits.

Foreign income before income taxes was $133,186 and $134,755 and worldwide income before income taxes was $501,514 and $340,866 during the years ended March 31, 2021 and 2020, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales and higher foreign operating expenses as a percentage of worldwide sales.

For the years ended March 31, 2021 and 2020, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries. Refer to the section titled “Liquidity” below for further information.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual results of operations from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Foreign income before income taxes will continue to grow in the long-term, in both absolute terms and as a percentage of worldwide income before income taxes, as we focus on the global composition of our business, localized strategies for international markets, and investments in international regions. In addition, we believe our effective income tax rate will be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes. For further information on the impacts of the Tax Cuts and Jobs Act (Tax Reform Act), refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by stock repurchases in prior periods.

Total Other Comprehensive Income, Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was due to higher foreign currency translation gains relating to changes to our net asset position for favorable Asian and European foreign currency exchange rates.

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

We repatriated $175,000 and $150,000 of cash and cash equivalents during the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had $180,951 of cash and cash equivalents outside the US and held by all foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. At March 31, 2019, we completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Reform Act and previously recorded a net cumulative tax expense of $57,895, net of foreign tax credits. Beginning with the tax year ended March 31, 2018, an installment election was made to pay these taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2021 is $41,452. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of or changes to the Tax Reform Act and our actual earnings for current and future periods. For further information on the impacts of the Tax Reform Act, refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report.

We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of March 31, 2021, the aggregate remaining approved amount under our stock repurchase program was $60,660. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as the prior stock repurchase program. Subsequent to March 31, 2021 through May 13, 2021, we repurchased 70,881 shares for $23,466 at an average price of $331.06 per share, and had $787,194 remaining authorized under the stock repurchase program. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Our liquidity may be further impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, our ability to respond to the impacts and disruptions caused by the pandemic, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

As of March 31, 2021, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our revolving credit facility in China (China Credit Facility) is an uncommitted revolving line of credit of up to CNY 300,000, or $45,736.

As of March 31, 2021, we had no outstanding balance, outstanding bank guarantees of $30, and available borrowings of $45,706 under our China Credit Facility.

Japan Credit Facility. Our revolving credit facility in Japan (Japan Credit Facility) is an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,099. We renewed the Japan Credit Facility through January 31, 2022 substantially under the terms of the original credit agreement.

As of March 31, 2021, we had no outstanding balance and had available borrowings of $27,099 under our Japan Credit Facility.

Mortgage. As of March 31, 2021, there is no outstanding balance under the mortgage, previously secured by the property on which our corporate headquarters is located. During the year ended March 31, 2021, we repaid in full the outstanding principal balance, accrued interest, as well as prepayment penalties under the mortgage totaling $31,578.

Debt Covenants. As of March 31, 2021, we were in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on our capital resources.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended March 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$596,217	$286,334	$309,883	108.2%
Net cash used in investing activities	(32,169)	(31,964)	(205)	(0.6)
Net cash used in financing activities	(129,581)	(192,114)	62,533	32.5

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The increase in net cash provided by operating activities during the year ended March 31, 2021, compared to the prior period, was primarily due to a net positive change in operating assets and liabilities of $185,994 and net income after non-cash adjustments of $123,889. The changes in operating assets and liabilities were primarily due to net positive changes in inventories, net, accrued expenses, trade accounts payable, income taxes payable, and income tax receivable, partially offset by net negative changes in prepaid expenses and other current assets, and trade accounts receivable, net. The positive change in inventories, net, made up a majority of the net positive change in operating assets and liabilities, which was driven by higher net sales and lower inventory on-hand due to more disciplined purchasing that focused on key products in response to the pandemic, as well as the positive change in accrued expenses, primarily driven by higher payroll related accruals.

Investing Activities. The net cash used in investing activities during the year ended March 31, 2021, was consistent with the prior period, and was primarily comprised of capital expenditures for improvements to our warehouse and DC, the build-out or refreshes made to our retail store locations, as well as information technology.

Financing Activities. The decrease in net cash used in financing activities during the year ended March 31, 2021, compared to the prior period, was primarily due to lower stock repurchases occurring in the current period, partially offset by repayment of the mortgage in full on our corporate headquarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021 and the effects of such obligations in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$245,418	$49,528	$82,233	$56,707	$56,950
Purchase obligations for product (2)	566,820	566,820	—	—	—
Purchase obligations for commodities (3)	150,594	114,342	36,252	—	—
Other purchase obligations (4)	102,317	30,630	45,300	26,387	—
Net unrecognized tax benefits (5)	6,359	1,038	5,321	—	—
Total	$1,071,508	$762,358	$169,106	$83,094	$56,950

(1)Our operating lease commitments consist primarily of building leases for our retail locations, our warehouse and DC, and regional offices, and include the undiscounted cash lease payments owed under the terms of our operating lease agreements. In addition to the above operating lease commitments outstanding, there is $20,284 of legally binding minimum lease payments due pursuant to a lease signed but not yet commenced, nor recorded in our consolidated financial statements, as of March 31, 2021 for a new US distribution center. Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating lease assets and liabilities.

(2)Our purchase obligations for product consist mostly of open purchase orders issued in the ordinary course of business. Outstanding purchase orders are primarily issued to our third-party manufacturers and are expected to be paid within one year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment obligations based on information currently available. Due to increased demand for certain products combined with the impacts of the pandemic that may result in supply chain disruptions, we are currently expecting that our inventory purchases with our third-party manufacturers will be significantly higher for the fiscal year ending March 31, 2022 compared to prior fiscal years.

(3)Our purchase obligations for commodities include sheepskin and leather, and represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments. We expect that purchases made by us under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels.

During the year ended March 31, 2021, we experienced a shift in product mix that used less of a certain sheepskin grade. As a result, we negotiated a deferral of additional deposit payments, which represent remaining minimum commitments under certain expired sheepskin supply agreements. As of March 31, 2021, the remaining minimum purchase commitment under these expired agreements was approximately $28,000. Subsequent to March 31, 2021 through May 13, 2021, this deposit was paid.

(4)Our other purchase obligations consist of non-cancellable minimum commitments for logistics arrangements, an IT agreement for a new inventory planning system, requirements to pay promotional expenses, and other commitments under service contracts, which are due during fiscal years 2022 through 2026. Amounts excluded from other purchase obligations above include any capital expenditures that will be purchased before the end of the fiscal year ending March 31, 2022, which we estimate will range from approximately $65,000 to $70,000. We anticipate these expenditures will primarily relate to the build-out of our new US DC, IT infrastructure and system upgrades, and refreshes to our global retail store fleet including new retail stores. Other anticipated expenditures include upgrades to our existing warehouse and DC as well as our global office facilities. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility openings, as well as unforeseen needs to replace existing assets, and the timing of other expenditures.

(5)Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2021, the timing of future cash outflows is highly uncertain related to statute of limitations liabilities of $17,524, therefore we are unable to make a reasonable estimate of the period of cash settlement. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Impact of Foreign Currency Exchange Rate Fluctuations

Foreign currency exchange rate fluctuations had an incremental positive impact on the year ended March 31, 2021 when compared to the year ended March 31, 2020.

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

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowances for doubtful accounts; estimated returns liability; sales discounts and customer chargebacks; inventory valuations; valuation of goodwill, intangible and other long-lived assets; and performance-based stock compensation. The full impact of the ongoing pandemic is unknown and cannot be reasonably estimated for these key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

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

Refer to Note 2, “Revenue Recognition,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding the components of variable consideration, including allowances for sales discounts, chargebacks, and our sales return liability.

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2021		2020
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$242,234	100.0%	$206,742	100.0%
Allowance for doubtful accounts	(9,730)	(4.0)	(6,989)	(3.4)
Allowance for sales discounts	(3,016)	(1.2)	(1,030)	(0.5)
Allowance for chargebacks	(13,770)	(5.8)	(13,127)	(6.3)
Trade accounts receivable, net	$215,718	89.1%	$185,596	89.8%

Allowance for Doubtful Accounts. We provide an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience, and the customers’ creditworthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. The allowance includes specific allowances for trade accounts, of which all or a portion are identified as potentially uncollectible based on known or anticipated losses. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for accounts which we consider having credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts as of March 31, 2021 by approximately $1,800.

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

Sales Return Liability. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$326,106	58.1%	$230,677	61.5%
Direct-to-Consumer	235,082	41.9	144,233	38.5
Total	$561,188	100.0%	$374,910	100.0%

	As of March 31,
	2021		2020
	Amount	% of Net Sales	Amount	% of Net Sales
Sales Return Liability
Wholesale	$(23,987)	(7.4)%	$(21,846)	(9.5)%
Direct-to-Consumer	(13,730)	(5.8)	(3,821)	(2.6)
Total	$(37,717)	(6.7)%	$(25,667)	(6.8)%

Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, we accept returns for damaged or defective products for up to one year. We also have a policy whereby returns are generally accepted from customers between 30 to 90 days from the point of sale for cash or credit. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are an asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund liability are recorded against gross sales and changes to the asset for the right to recover the inventory are recorded against cost of sales. For our wholesale channel, we base our estimate of sales returns on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. For our DTC channel and reportable operating segment, we estimate sales returns using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the sales return liability as of March 31, 2021 by approximately $5,000.

Inventory Reserves. The following tables summarize estimates for our inventory reserves:

	As of March 31,
	2021		2020
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$297,874	100.0%	$323,847	100.0%
Write-down of inventories	(19,632)	(6.6)	(12,227)	(3.8)
Inventories, net	$278,242	93.4%	$311,620	96.2%

We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve as of March 31, 2021 by approximately $1,600.

Operating Lease Assets and Lease Liabilities. Key accounting policy elections for the new lease standard applied to our consolidated financial statements are as follows:

•We recognize operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by our options to extend (or not to terminate) the lease that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

•We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate (IBR). Generally, we cannot determine the interest rate implicit in the lease because we do not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, we generally derive a discount rate at the lease commencement date by utilizing our IBR, which is based on what we would have to pay on a collateralized basis to borrow an amount equal to our lease payments under similar terms. Because we do not currently borrow on a collateralized basis under our revolving credit facilities, we use the interest rate we pay on our non-collateralized borrowings under our Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information, including more details of our accounting policy elections and disclosures.

Goodwill and Indefinite-Lived Intangible Assets. We do not amortize goodwill and indefinite-lived intangible assets but instead test for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable at the reporting unit level. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Qualitative factors considered include significant or adverse changes in customer demand, historical financial performance, changes in management or key personnel, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or factors impacting the industry generally. The fair value assessment could change materially if different estimates and assumptions were used.

During the years ended March 31, 2021 and 2020, we performed our annual impairment assessment and evaluated the UGG and HOKA brands’ wholesale reportable operating segment goodwill as of December 31st and evaluated our Teva indefinite-lived trademarks as of October 31st. Based on the carrying amounts of the UGG and HOKA brands’ goodwill and Teva brand indefinite-lived trademarks, each of the brands’ actual fiscal year sales and results of operations, and the brands’ long-term forecasts of sales and results of operations as of their evaluation dates, we concluded that these assets were not impaired.

Refer to Note 1, “General,” and Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information on our goodwill and indefinite-lived intangible assets and annual impairment assessment results.

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

During the year ended March 31, 2021, we recorded an impairment loss of $3,522 for the Sanuk brand definite-lived international trademark, driven by the strategic decision to focus primarily on future domestic growth, within our Sanuk brand wholesale reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income. We did not identify any definite-lived intangible asset impairments during the year ended March 31, 2020.

During the years ended March 31, 2021 and 2020, we recorded impairment losses for other long-lived assets, primarily for certain retail store operating lease assets and related leasehold improvements due to performance or store closures, of $14,084 and $1,365, respectively, within our DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

Refer to Note 1, “General,” and Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information on our definite-lived intangible and other long-lived assets.

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

At the beginning of each fiscal year, our Compensation Committee reviews our results of operations from the prior fiscal year, as well as the financial and strategic plan for future fiscal years. Our Compensation Committee then establishes specific annual financial and strategic goals for each executive. Vesting of performance-based stock compensation or recognition of cash bonus compensation is based on our achievement of certain targets for annual revenue, operating income, pre-tax income, and earnings per share, as well as achievement of predetermined individual financial performance criteria that is tailored to individual employees based on their roles and responsibilities with us. The performance criteria, as well as our annual targets, differ each fiscal year and are based on many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior fiscal year’s performance, business and general economic conditions and market and peer group analysis.

Performance-based compensation expense increased approximately $28,300 during the year ended March 31, 2021 compared to the year ended March 31, 2020. The primary reason for this increase was the achievement of the maximum performance criteria for the 2020 and 2019 long-term incentive plan restricted stock units as well as the over achievement of the performance criteria governing our cash bonuses compared to the prior period. Performance-based compensation expense is primarily recorded in SG&A expenses, with cash bonuses for certain employees recorded in cost of goods sold in the consolidated statements of comprehensive income.

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

We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-US operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our US and foreign subsidiaries. A cash distribution of income from foreign subsidiaries that was previously taxed earnings and profits (PTEP) by the US Internal Revenue Service does not require recognition of a deferred tax liability as the liability has already been recognized under the Tax Reform Act. We have not changed our indefinite reinvestment assertion of foreign earnings other than PTEP.

Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our income taxes and tax strategy.

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

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather typically result in purchase obligations which are not recorded in our consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases for these commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our profitability. Refer to the section titled “Contractual Obligations” above within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum commodity purchase commitments.

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

As of March 31, 2021, a hypothetical 10.0% foreign currency exchange rate fluctuation would have had no impact on the fair value of our financial instruments as there were none outstanding. Refer to Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our use of derivative contracts. As of March 31, 2021, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the Alternate Base Rate, the federal funds effective rate, currency-specific London Interbank Offered Rate and Canadian deposit offering rate for our Primary Credit Facility, People’s Bank of China market rate for our China Credit Facility, and Tokyo interbank offered rate for our Japan Credit Facility.

A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2021 due to no outstanding balances under our revolving credit facilities. Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed in a separate section following Part IV, as shown on the index under Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

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

As of March 31, 2021, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

c) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on our internal control over financial reporting and to minimize such impacts on their design and operating effectiveness.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2021 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2021 pursuant to Regulation 14A under the Exchange Act.

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

10.2
First Amendment to Lease Agreement, dated June 6, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

10.3
Second Amendment to Lease Agreement, dated July 17, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018 and incorporated by reference herein)

*10.4	Lease Agreement, dated February 10, 2021, by and between Westpoint Building II, LLC and Deckers Outdoor Corporation for distribution center at 2633 Westpoint Blvd., Mooresville, IN 46158
10.5
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

#10.6	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on June 2, 2008 and incorporated by reference herein)
#10.7	Form of Change in Control and Severance Agreement (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 6, 2020 and incorporated by reference herein)
#10.8	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006 and incorporated by reference herein)
#10.9	First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007 and incorporated by reference herein)
#10.10
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective as of December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.11
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 2016 (Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2017 and incorporated by reference herein)

#10.12	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.13	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.14	Deckers Outdoor Corporation Management Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2015 and incorporated by reference herein)

#10.16	Form of Stock Unit Award Agreement (2018 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.17
Form of Stock Unit Award Agreement (2018 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)

#10.18	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017 and incorporated by reference herein)
#10.19
Form of Stock Unit Award Agreement (2019 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)

#10.20	Form of Stock Unit Award Agreement (2019 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2018 and incorporated by reference herein)
#10.21
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (FY 2019) LTIP Agreement (Exhibit 10.2 to the Registrant’s Form 8-K filed on September 25, 2018 and incorporated by reference herein)

#10.22	Form of Stock Unit Award Agreement (2020 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019 and incorporated by referenced herein)
#10.23
Form of Stock Unit Award Agreement (2020 Performance-Based PSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019 and incorporated by reference herein)

#10.24
Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan (FY 2020) LTIP Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2019 and incorporated by reference herein)

#10.25
Form of Restricted Stock Unit Award Agreement (2021 Time-Based RSU) under the 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2020 and incorporated by reference herein)

*#10.26	Form of Restricted Stock Unit Award Agreement (FY 2021) LTIP Agreement
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVE POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	May 28, 2021
Dave Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2021
Steven J. Fasching

/s/ MICHAEL F. DEVINE, III	Chairman of the Board	May 28, 2021
Michael F. Devine, III

/s/ NELSON C. CHAN	Director	May 28, 2021
Nelson C. Chan

/s/ CYNTHIA (CINDY) L. DAVIS	Director	May 28, 2021
Cynthia (Cindy) L. Davis

/s/ JUAN R. FIGUEREO	Director	May 28, 2021
Juan R. Figuereo

/s/ MAHA S. IBRAHIM	Director	May 28, 2021
Maha S. Ibrahim

/s/ VICTOR LUIS	Director	May 28, 2021
Victor Luis

/s/ LAURI M. SHANAHAN	Director	May 28, 2021
Lauri M. Shanahan

/s/ BRIAN A. SPALY	Director	May 28, 2021
Brian A. Spaly

/s/ BONITA C. STEWART	Director	May 28, 2021
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02 and all related amendments.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales return liability as of March 31, 2021 of $37,717, of which $23,987 is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.
We identified the evaluation of the wholesale sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate recent events that could result in a change from historical return rates used to estimate the wholesale sales return liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the

Report of Independent Registered Public Accounting Firm

wholesale sales return liability, including controls related to the development of estimated return rates. We evaluated the wholesale sales return liability using a combination of Company internal data, known recent trends, and actual and historical known information. We analyzed the Company’s internal data and external correspondence to assess adjustments made by management, if any, to historical return rates based on consideration of recent events. We assessed the Company’s ability to accurately estimate the wholesale sales return liability by comparing the historically recorded sales return liability to actual subsequent product returns. We also analyzed actual product returns received after year-end but prior to the issuance of the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
May 28, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 28, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
May 28, 2021

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,089,361	$649,436
Trade accounts receivable, net of allowances ($26,516 and $21,146 as of March 31, 2021 and March 31, 2020, respectively)	215,718	185,596
Inventories, net of reserves ($19,632 and $12,227 as of March 31, 2021 and March 31, 2020, respectively)	278,242	311,620
Prepaid expenses	16,924	17,760
Other current assets	44,244	21,548
Income tax receivable	6,310	8,151
Total current assets	1,650,799	1,194,111
Property and equipment, net of accumulated depreciation ($266,905 and $242,138 as of March 31, 2021 and March 31, 2020, respectively)	206,210	209,037
Operating lease assets	186,991	243,522
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($77,473 and $74,421 as of March 31, 2021 and March 31, 2020, respectively)	41,945	48,016
Deferred tax assets, net	37,194	28,233
Other assets	30,576	28,209
Total assets	$2,167,705	$1,765,118
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$—	$638
Trade accounts payable	231,632	147,892
Accrued payroll	79,152	42,309
Operating lease liabilities	46,768	49,091
Other accrued expenses	68,995	46,281
Income taxes payable	36,920	11,104
Value added tax payable	4,901	3,631
Total current liabilities	468,368	300,946
Mortgage payable	—	30,263
Long-term operating lease liabilities	176,274	215,724
Income tax liability	60,094	63,547
Other long-term liabilities	18,744	14,518
Total long-term liabilities	255,112	324,052
Commitments and contingencies
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,910 and 27,999 as of March 31, 2021 and March 31, 2020, respectively)	279	280
Additional paid-in capital	203,310	191,451
Retained earnings	1,257,379	973,948
Accumulated other comprehensive loss	(16,743)	(25,559)
Total stockholders' equity	1,444,225	1,140,120
Total liabilities and stockholders' equity	$2,167,705	$1,765,118
See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2021	2020	2019
Net sales	$2,545,641	$2,132,689	$2,020,437
Cost of sales	1,171,551	1,029,016	980,187
Gross profit	1,374,090	1,103,673	1,040,250
Selling, general, and administrative expenses	869,885	765,538	712,930
Income from operations	504,205	338,135	327,320
Interest income	(2,637)	(7,261)	(6,028)
Interest expense	6,028	5,046	4,661
Other income, net	(700)	(516)	(247)
Total other expense (income), net	2,691	(2,731)	(1,614)
Income before income taxes	501,514	340,866	328,934
Income tax expense	118,939	64,724	64,626
Net income	382,575	276,142	264,308
Other comprehensive income (loss)
Unrealized loss on cash flow hedges, net of tax	—	—	(243)
Foreign currency translation gain (loss)	8,816	(2,905)	(9,428)
Total other comprehensive income (loss)	8,816	(2,905)	(9,671)
Comprehensive income	$391,391	$273,237	$254,637
Net income per share
Basic	$13.64	$9.73	$8.92
Diluted	$13.47	$9.62	$8.84
Weighted-average common shares outstanding
Basic	28,055	28,385	29,641
Diluted	28,406	28,694	29,903

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2018	30,447	$304	$167,587	$785,871	$(12,983)	$940,779
Stock-based compensation expense	10	—	14,773	—	—	14,773
Shares issued upon vesting	85	1	1,024	—	—	1,025
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	468	—	468
Shares withheld for taxes	—	—	(5,157)	—	—	(5,157)
Repurchases of common stock	(1,401)	(14)	—	(161,381)	—	(161,395)
Net income	—	—	—	264,308	—	264,308
Total other comprehensive loss	—	—	—	—	(9,671)	(9,671)
Balance, March 31, 2019	29,141	291	178,227	889,266	(22,654)	1,045,130
Stock-based compensation expense	10	—	14,471	—	—	14,471
Shares issued upon vesting	86	1	1,287	—	—	1,288
Exercise of stock options	58	1	3,614	—	—	3,615
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(1,068)	—	(1,068)
Shares withheld for taxes	—	—	(6,148)	—	—	(6,148)
Repurchases of common stock	(1,296)	(13)	—	(190,392)	—	(190,405)
Net income	—	—	—	276,142	—	276,142
Total other comprehensive loss	—	—	—	—	(2,905)	(2,905)
Balance, March 31, 2020	27,999	280	191,451	973,948	(25,559)	1,140,120
Stock-based compensation expense	4	—	22,695	—	—	22,695
Shares issued upon vesting	107	1	1,501	—	—	1,502
Exercise of stock options	107	1	6,774	—	—	6,775
Shares withheld for taxes	—	—	(19,111)	—	—	(19,111)
Repurchases of common stock	(307)	(3)	—	(99,144)	—	(99,147)
Net income	—	—	—	382,575	—	382,575
Total other comprehensive income	—	—	—		8,816	8,816
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$382,575	$276,142	$264,308
Reconciliation of net income to net cash used in operating activities:
Depreciation, amortization, and accretion	40,530	38,912	44,941
Amortization on cloud computing arrangements	737	—	—
Loss on extinguishment of debt	—	—	447
Bad debt expense	3,053	3,498	2,849
Deferred tax (benefit) expense	(8,171)	2,934	6,939
Stock-based compensation	22,701	14,477	14,774
Excess tax benefit from stock-based compensation	(586)	(1,953)	(546)
Loss on disposal of long lived assets	1,019	698	277
Impairment of intangible assets	3,522	—	—
Impairment of operating lease assets and other long-lived assets	14,084	1,365	180
Restructuring charges	—	—	295
Gain on settlement of asset retirement obligations	(207)	(705)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(33,173)	(10,493)	(16,157)
Inventories, net	33,378	(32,777)	8,827
Prepaid expenses and other current assets	(22,128)	2,477	(515)
Income tax receivable	1,842	(5,811)	(165)
Net operating lease assets and liabilities	250	(3,264)	—
Other assets	(3,103)	(6,558)	2,630
Trade accounts payable	79,176	23,312	26,667
Other accrued expenses	53,785	(11,112)	(2,792)
Income taxes payable	26,403	(6,226)	4,355
Other long-term liabilities	530	1,418	2,191
Net cash provided by operating activities	596,217	286,334	359,505
INVESTING ACTIVITIES
Purchases of property and equipment	(32,218)	(32,455)	(29,086)
Proceeds from sales of property and equipment	49	491	68
Net cash used in investing activities	(32,169)	(31,964)	(29,018)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,100	69,336	162,001
Repayments of short-term borrowings	(9,478)	(69,197)	(161,621)
Debt issuance costs on short-term borrowings	—	—	(1,297)
Proceeds from issuance of stock	1,502	1,288	1,025
Proceeds from exercise of stock options	6,775	3,615	—
Repurchases of common stock	(99,147)	(190,405)	(161,395)
Cash paid for shares withheld for taxes	(7,432)	(6,148)	(5,328)
Repayments of mortgage principal	(30,901)	(603)	(578)
Net cash used in financing activities	(129,581)	(192,114)	(167,193)
Effect of foreign currency exchange rates on cash and cash equivalents	5,458	(2,512)	(3,572)
Net change in cash and cash equivalents	439,925	59,744	159,722
Cash and cash equivalents at beginning of period	649,436	589,692	429,970
Cash and cash equivalents at end of period	$1,089,361	$649,436	$589,692

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2021	2020	2019
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,564, $5,389, and $3,824, as of March 31, 2021, 2020, and 2019, respectively	$104,068	$74,573	$53,657
Interest	2,931	2,466	3,811
Operating leases	57,376	61,120	—
Non-cash investing activities
Accrued for purchases of property and equipment	2,721	1,171	1,789
Accrued for asset retirement obligations	1,842	224	4,706
Non-cash financing activities
Accrued for shares withheld for taxes	11,679	—	—

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. As part of its omni-channel platform, the Company’s proprietary brands are aligned across its Fashion Lifestyle group, including the UGG and Koolaburra brands, and Performance Lifestyle group, including the HOKA, Teva, and Sanuk brands.

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

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2021 and 2020 and or the years ended March 31, 2021, 2020, and 2019 were prepared in accordance with generally accepted accounting principles in the United States (US GAAP).

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation. The Company considers the United States (US) dollar as its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than their functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, the Company’s reportable operating segments). Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) has issued Accounting Standards Updates (ASUs) that have been adopted and not yet adopted by the Company for its annual and interim reporting periods as stated below.

Recently Adopted. Adopted ASUs during the year ended March 31, 2021 and the impact on the Company, were as follows:

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
The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, 2020-02, and 2020-03)	Replaces the incurred loss impairment methodology in legacy US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	The Company adopted this ASU beginning April 1, 2020 on a prospective basis, which did not have a material impact on its consolidated financial statements.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Summary of Significant Accounting Policies. The following are a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $773,092 and $436,241 of money market funds as of March 31, 2021 and 2020, respectively.

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

Inventories. Inventories, principally finished goods on hand and in transit, are stated at the lower of cost (weighted average) or net realizable value at each financial statement date. Cost includes shipping, duty, and handling fees which are subsequently expensed to cost of sales. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Cloud Computing Arrangements. The Company enters into various cloud computing arrangements (CCAs) that are governed by service contracts (hosting arrangements) to support operations. Application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in SG&A expenses in the consolidated statements of comprehensive income over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to three years.

As of March 31, 2021, net capitalized costs for CCAs was $2,983, with $1,308 recorded in prepaid expenses and $1,675 in other assets in the consolidated balance sheets. As of March 31, 2020, net capitalized costs for CCAs was $626, with $278 recorded in prepaid expenses and $348 in other assets in the consolidated balance sheets. The increase in net capitalized costs for CCAs during the year ended March 31, 2021 was primarily due to gross additions of $3,097.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful life (years)	2021	2020
Land	Indefinite	$32,865	$32,864
Building	39.5	35,094	35,093
Machinery and equipment	2-10	149,494	145,423
Furniture and fixtures	3-7	36,497	35,024
Computer software	3-10	94,365	80,718
Leasehold improvements	Useful life or remaining lease term, whichever is shorter	110,538	104,497
Construction in progress		14,262	17,556
Gross property and equipment		473,115	451,175
Less accumulated depreciation and amortization		(266,905)	(242,138)
Total		$206,210	$209,037

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
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
The Company monitors for events that require a change in estimates for its operating lease assets and lease liabilities, such as modifications to the terms of the contract, including the lease term, economic events that may trigger a contractual term contingency, such as minimum lease payments or termination rights, and related changes in discount rates used to measure the operating lease assets and liabilities, as well as events or circumstances that result in lease abandonment or operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset. The operating lease assets are remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities. Refer to the paragraph titled “Definite-Lived Intangible and Other Long-Lived Assets” below for further information on the Company’s accounting policy for evaluating the carrying amount of its operating lease assets and related leasehold improvements (asset group) for indicators of impairment.

Asset Retirement Obligations. The Company is contractually obligated under certain of its lease agreements to restore certain retail, office, and warehouse facilities back to their original conditions. At lease inception, the present value of the estimated fair value of these liabilities is recorded along with the related asset. The liability is estimated based on assumptions requiring management’s judgment, including facility closing costs and discount rates, and is accreted to its projected future value over the life of the asset. The Company’s asset retirement obligations (AROs) are recorded in other long-term liabilities in the consolidated balance sheets, and activity was as follows:

	As of March 31,
	2021	2020
Balance, March 31, 2020	$11,505	$12,667
Additions and changes in estimate	3,571	263
Liabilities settled during the period	(3,495)	(1,828)
Accretion expenses	1,458	499
Foreign currency translation gains	(56)	(96)
Balance, March 31, 2021	$12,983	$11,505

Goodwill and Indefinite-Lived Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Indefinite-lived intangible assets consist primarily of trademarks, wholesale customer and distributor relationships, patents, lease rights and non-compete agreements arising from the application of purchase accounting.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or factors impacting the industry generally. Upon completion of the quantitative assessment, the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s goodwill and indefinite-lived intangible assets and annual impairment assessment results.

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

Recoverability of definite-lived intangible and other long-lived assets is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset group, which is based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of the long-lived assets in the asset group based on its fair value limitation and is allocated to individual assets in the asset group, unless doing so would reduce the carrying amount of a long-lived asset in the asset group to an amount less than zero. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income.

During the years ended March 31, 2021, 2020, and 2019, the Company recorded impairment losses for other long-lived assets, primarily for retail store operating lease assets and related leasehold improvements due to performance or store closures, as well as computer software, of $14,084, $1,365, and $180, respectively, within its DTC reportable operating segment and unallocated overhead costs in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s definite-lived intangible asset impairment assessment results.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs, consisting of forward spot rates at the end of the applicable periods, recorded in other current assets or other accrued expenses in the consolidated balance sheets. The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of AOCL and are reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in accumulated other comprehensive loss (AOCL) related to the hedging relationship are immediately recorded in OCI in the consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the consolidated statements of comprehensive income. The changes in fair value for these contracts are generally offset by the remeasurement gains or losses associated with the underlying foreign currency-denominated intercompany balances, which are recorded in SG&A expenses in the consolidated statements of comprehensive income.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $28,626, $27,555, and $23,187 for the years ended March 31, 2021, 2020, and 2019, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Advertising, Marketing, and Promotion Expenses. Advertising, marketing and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, with $188,345, $144,948, and $118,291 for the years ended March 31, 2021, 2020. and 2019, respectively, recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2021 and 2020 were $1,762 and $2,664, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance criteria and service conditions. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 8, “Stock-Based Compensation,” for further information on grant activity and additional disclosure for stock-based compensation.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $3,339, $3,251, and $3,060 during the years ended March 31, 2021, 2020, and 2019, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, the Company did not make any profit-sharing contributions for the years ended March 31, 2021, 2020, and 2019.

Non-qualified Deferred Compensation. In 2010, the Company began sponsoring a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, the Company’s Board of Directors may, but is not required to, contribute any amount it desires to any participant. The Company’s contribution guidelines are determined by the Board of Directors annually. In March 2015, the Board of Directors approved a Company contribution feature for future plan years beginning in calendar year 2016 and gave management the authority to approve actual contributions. As of March 31, 2021 and 2020, no material payments were made or pending under the plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

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
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Sales Return Liability. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are generally accepted from customers between 30 to 90 days from the point of sale for cash or credit. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are an asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund liability are recorded against gross sales and changes to the asset for the right to recover the inventory are recorded against cost of sales in the consolidated statements of comprehensive income. The refund liability is recorded in other accrued expenses and the related asset for the right to recover the inventory is recorded in other current assets in the consolidated balance sheets.

Activity during the years ended March 31, 2021 and 2020 related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2019	$10,441	$(24,787)
Net additions to sales return liability*	36,028	(117,969)
Actual returns	(36,806)	117,089
Balance, March 31, 2020	9,663	(25,667)
Net additions to sales return liability*	39,939	(153,742)
Actual returns	(38,898)	141,692
Balance, March 31, 2021	$10,704	$(37,717)

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

Loyalty Programs. The Company has a consumer loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. As of March 31, 2021 and 2020, the Company’s contract liability for loyalty programs was $12,231 and $6,950, respectively, and is recorded in other accrued expenses in the consolidated balance sheets.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are recorded in the consolidated balance sheets, as follows:

	As of March 31,
	2021	2020
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	51,723	55,245
Other	52,241	51,738
Total gross carrying amount	103,964	106,983
Accumulated amortization	(77,473)	(74,421)
Net definite-lived intangible assets	26,491	32,562
Total other intangible assets, net	41,945	48,016
Total	$55,935	$62,006

The weighted-average amortization period for definite-lived intangible assets was 15 and 16 years for the years ended March 31, 2021 and 2020, respectively. Intangible assets consist primarily of indefinite-lived trademarks and definite-lived trademarks, wholesale customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

Annual Impairment Assessment. During the years ended March 31, 2021, 2020, and 2019, the Company evaluated the goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segment as of December 31st and evaluated its Teva indefinite-lived trademarks as of October 31st, and based on the evaluation performed, no impairment loss was recorded for the goodwill and indefinite-lived intangible assets. As of March 31, 2021 and 2020, the gross carrying amount of goodwill was $143,765 and the accumulated impairment losses were $129,775.

During the year ended March 31, 2021, the Company recorded an impairment loss of $3,522 for the Sanuk brand definite-lived international trademark, driven by the strategic decision to focus primarily on future domestic growth, within our Sanuk brand wholesale reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income. The Company did not identify any definite-lived intangible asset impairments during the years ended March 31, 2020 and 2019.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Amortization Expense. A reconciliation of the changes in total other intangible assets in the consolidated balance sheets, are as follows:

Amounts
Balance, March 31, 2018	$57,850
Amortization expense	(6,235)
Foreign currency translation net loss	(121)
Balance, March 31, 2019	51,494
Amortization expense	(3,470)
Foreign currency translation net loss	(8)
Balance, March 31, 2020	48,016
Impairment charges	(3,522)
Amortization expense	(2,565)
Foreign currency translation net gain	16
Balance, March 31, 2021	$41,945

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2021 is as follows:

Years Ending March 31,	Amounts
2022	$2,244
2023	2,228
2024	2,208
2025	2,053
2026	1,899
Thereafter	15,859
Total	$26,491

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net, trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets, are as follows:

	As of	Measured Using
	March 31, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,107	$9,107	$—	$—
Non-qualified deferred compensation liability	(6,692)	(6,692)	—	—

	As of	Measured Using
	March 31, 2020	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$6,164	$6,164	$—	$—
Non-qualified deferred compensation liability	(3,756)	(3,756)	—	—

As of March 31, 2021, the non-qualified deferred compensation asset of $9,107 was recorded in other assets in the consolidated balance sheets. As of March 31, 2021, the non-qualified deferred compensation liability of $6,692 was recorded in the consolidated balance sheets, with $906 in other accrued expenses and $5,786 in other long-term liabilities.

Note 5. Income Taxes

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2021	2020	2019
Domestic*	$368,328	$206,111	$181,730
Foreign	133,186	134,755	147,204
Total	$501,514	$340,866	$328,934

*Domestic income before income taxes for the years ended March 31, 2021, 2020, and 2019 is presented net of intercompany dividends of $175,000, $150,000, and $130,000, respectively.

Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2021	2020	2019
Current
Federal	$93,562	$47,087	$33,334
State	15,595	635	9,084
Foreign	17,953	14,068	15,269
Total	127,110	61,790	57,687
Deferred
Federal	(6,717)	4,626	6,612
State	(633)	(462)	2,236
Foreign	(821)	(1,230)	(1,909)
Total	(8,171)	2,934	6,939
Total	$118,939	$64,724	$64,626

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes, as follows:

	Years Ended March 31,
	2021	2020	2019
Computed expected income taxes	$105,318	$71,582	$69,076
State income taxes, net of federal income tax benefit	16,479	11,042	9,329
Foreign rate differential	(15,507)	(17,966)	(20,105)
Unrecognized tax benefits	7,632	6,695	786
Dividends from previously taxed earnings	(5,313)	(4,584)	(4,257)
Nondeductible executive compensation	11,070	4,162	7,742
US tax on foreign earnings*	4,252	2,343	5,848
Re-measurement of deferred taxes	—	—	(983)
Tax audit settlements	1,147	(3,956)	—
Employee share based compensation excess tax benefits	(6,846)	(2,477)	(1,445)
Other	707	(2,117)	(1,365)
Total	$118,939	$64,724	$64,626

*These amounts represent global intangible low-taxed income (commonly referred to as GILTI) under the territorial tax system pursuant to the Tax Reform Act, net of foreign derived intangible income tax benefit.

Due to the enactment of Tax Reform Act, the Company is subject to US taxation of its foreign subsidiary earnings considered global intangible low-taxed income, as well as limitations on the deductions of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above. In accordance with the Securities Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118), issued December 22, 2017, the Company completed its accounting for the material effects of the Tax Reform Act during the quarter ended December 31, 2018. In connection with finalizing the tax effects of the Tax Reform Act, the Company recorded immaterial measurement period adjustments during the year ended March 31, 2019 including a reduction from $59,114 to $57,895 related to the one-time mandatory deemed repatriation tax on accumulated foreign earnings. Refer to section below entitled “US Taxation of Foreign Earnings” for further information. The Company continues to evaluate new guidance and legislation as it is issued.

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27th, 2020 and the American Rescue Plan Act (ARP Act) was signed into law on March 10, 2021. This legislation made broad changes to the US tax code and the Company expects to see future regulatory and legislative guidance issued. The Company reviewed the provisions of the CARES Act and the ARP Act and considers the effect to be immaterial to its consolidated financial statements for the years ended March 31, 2021 and 2020.

Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities, are as follows:

	As of March 31,
	2021	2020
Deferred tax assets
Amortization and impairment of intangible assets	$7,302	$11,471
Nonvested stock-based compensation	7,138	5,194
Operating lease liability	37,707	45,600
Uniform capitalization adjustment to inventory	5,256	4,322
Bad debt allowance and other reserves	19,321	14,243

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

	As of March 31,
	2021	2020
Accrued bonuses	8,491	6,187
Foreign currency translation	646	645
Net operating loss carry-forwards, net of valuation allowances	1,663	2,071
Other	3,048	1,372
Gross deferred tax assets	90,572	91,105
Valuation allowances	(1,197)	(1,519)
Total	89,375	89,586
Deferred tax liabilities
Prepaid expenses	(3,829)	(4,252)
Operating lease asset	(30,754)	(41,276)
Depreciation of property and equipment	(17,598)	(15,825)
Total	(52,181)	(61,353)
Deferred tax assets, net	$37,194	$28,233

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $154,715. The deferred tax assets are primarily related to the Company’s domestic operations and are currently expected to be realized between fiscal years 2022 and 2031.

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

US Taxation of Foreign Earnings. At March 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Reform Act and previously recorded a net cumulative tax expense of $57,895, net of foreign tax credits. Beginning with tax year ended March 31, 2018, an installment election was made to pay these taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2021 was $41,452, with $2,586 recorded in income taxes payable and $38,866 in long-term income tax liability in the consolidated balance sheets.

As of March 31, 2021, the Company reported $303,171 of undistributed earnings from its non-US subsidiaries, of which $180,951 relates to cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2021, the Company reported $13,019 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been provided. The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. During the year ended March 31, 2021, the Company declared a dividend of $175,000 from a foreign subsidiary, for which no foreign withholding taxes were required.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
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

Balance, March 31, 2018	$9,594
Gross increase related to current fiscal year tax positions	1,027
Gross increase related to prior fiscal year tax positions	3,282
Settlements	(1,157)
Lapse of statute of limitations	(1,804)
Balance, March 31, 2019	10,942
Gross increase related to current fiscal year tax positions	1,153
Gross increase related to prior fiscal year tax positions	8,152
Settlements	(246)
Lapse of statute of limitations	(2,363)
Balance, March 31, 2020	17,638
Gross increase related to current fiscal year tax positions	2,242
Gross increase related to prior fiscal year tax positions	8,566
Gross decrease related to prior fiscal year tax positions	(1,215)
Lapse of statute of limitations	(1,961)
Balance, March 31, 2021	$25,270

Total gross unrecognized tax benefits recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2021	2020
Long-term asset
Deferred tax assets, net	$—	$486
Current liability
Income taxes payable	1,038	—
Long-term liability
Income tax liability	24,232	17,152
Total	$25,270	$17,638

As of March 31, 2021 and 2020, the Company had $4,782 and $3,631 accrued for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2021, 2020, and 2019, the Company recorded $1,151, $1,176, and $(110), respectively, of interest and penalties as an increase or (decrease) to interest expense in the consolidated statements of comprehensive income.

Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $4,544 related primarily to the expiration of statute of limitations, partially offset by additional unrecognized tax benefits relating to current fiscal

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
year tax return positions. Of this amount, $4,268 would result in an income tax benefit for the Company and $1,153 would result in a decrease to interest expense in the consolidated statements of comprehensive income.

Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in the Company’s income tax return that would impact the Company’s effective tax rate, if recognized. Net unrecognized tax benefits of $23,883, $16,685, and $10,344 for the years ended March 31, 2021, 2020, and 2019, respectively, would reduce the annual effective tax rate recorded in the consolidated statements of comprehensive income.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2017.

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

Note 6. Revolving Credit Facilities and Mortgage Payable

Primary Credit Facility. In September 2018, the Company entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. (JPMorgan), as the administrative agent, Citibank, N.A., Comerica Bank (Comerica) and HSBC Bank USA, N.A., as co-syndication agents, MUFG Bank, Ltd. and US Bank National Association as co-documentation agents, and the lenders party thereto, with JPMorgan and Comerica acting as joint lead arrangers and joint book runners. The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

~~I~~n addition to allowing borrowings in US dollars, the Credit Agreement provides a $175,000 sublimit for borrowings in Euros, Sterling, Canadian dollars and any other foreign currency that is subsequently approved by JPMorgan, each lender and each bank issuing letters of credit. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. However, none of the lenders has committed at this time to provide any such increase in the commitments.

The obligations of the Company and each other borrower under the Primary Credit Facility are guaranteed by the Company’s existing and future wholly owned domestic subsidiaries (other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries). All obligations under the Primary Credit Facility and the foregoing guaranty are unsecured. Amounts borrowed under the Primary Credit Facility may be prepaid at any time. In addition, the Company has the right to permanently reduce or terminate the lenders’ commitments provided under the Credit Agreement, subject to customary conditions.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Interest Rate Terms. At the Company’s election, interest under the Credit Agreement is tied to the adjusted LIBOR or the alternate base rate (ABR). Initial interest for the revolving loans is variable and fluctuates between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company’s total adjusted leverage ratio. Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate if made in Canadian dollars. As of March 31, 2021, the effective interest rates for US dollar LIBOR and ABR rates, with relevant spreads for borrowings made during the reporting period, were 1.24% and 3.38%, respectively.

Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. During the year ended March 31, 2021, the Company made no borrowings or repayments under the Primary Credit Facility. As of March 31, 2021, the Company had no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of March 31, 2021, available borrowings under the Primary Credit Facility were $399,451.

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

China Credit Facility. In August 2013, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 300,000, or $45,736, with an overdraft facility sublimit of CNY 100,000, or $15,245.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China market rate multiplied by a variable liquidity factor. As of March 31, 2021, the effective interest rate was 4.15%.

During the year ended March 31, 2021, the Company borrowed and made repayments of $9,659 under the China Credit Facility. As of March 31, 2021, the Company had no outstanding balance, outstanding bank guarantees of $30, and available borrowings of $45,706 under the China Credit Facility.

Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 3,000,000, or $27,099, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2022 substantially under the terms of the original credit agreement. Interest is based on the Tokyo Interbank Offered Rate plus 0.40%. As of March 31, 2021, the effective interest rate was 0.48%.

During the year ended March 31, 2021, the Company made no borrowings or repayments under the Japan Credit Facility. As of March 31, 2021, the Company had no outstanding balance under the Japan Credit Facility and available borrowings of $27,099.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Mortgage. In July 2014, the Company obtained a mortgage secured by the property on which its corporate headquarters is located for $33,931. The mortgage had a fixed interest rate of 4.928% and the loan was set to mature on July 1, 2029. During the year ended March 31, 2021, the Company repaid in full the outstanding principal balance, accrued interest, as well as prepayment penalties under the mortgage totaling $31,578, and as of March 31, 2021 had no outstanding balance on its consolidated balance sheets.

Debt Covenants. As of March 31, 2021, the Company was in compliance with all financial covenants under the revolving credit facilities.

Primary Credit Facility. Under the Primary Credit Facility, the Company is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include limitations on liens, additional indebtedness, investments, restricted payments and transactions with affiliates. Financial covenants (as defined in the Credit Agreement), include the following:

•The total adjusted leverage ratio must not be greater than 3.75 to 1.00.
•The sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00.
•No limits on shares repurchases if the total adjusted leverage ratio does not exceed 3.50 to 1.00.

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

Japan Credit Facility. Under the Japan Credit Facility, Deckers Japan, G.K., is subject to usual and customary provisions including a restriction against having losses for two years consecutively, maintaining an interest coverage ratio greater than 1.00, and maintaining higher assets than liabilities.

Foreign Currency Exchange Rates. The amounts disclosed above for the China Credit Facility have been translated into US dollars using applicable foreign currency exchange spot rates in effect as of March 31, 2021. As a result, there are differences between the net amount within this footnote disclosure and those same amounts recorded in the consolidated statements of cash flows. Any amounts outstanding, including any amounts disclosed above, are recorded in short-term borrowings in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
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

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate (IBR). Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not currently borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its non-collateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Rent Expense. The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income under the new lease standard, were as follows:

	Years Ended March 31,
	2021	2020
Operating	$52,849	$57,966
Variable	24,033	26,996
Short-term	3,015	3,332
Total	$79,897	$88,294

The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income under legacy US GAAP, prior to the adoption of ASU 2016-02 as of April 1, 2019, were as follows:

Year Ended March 31, 2019
Minimum rentals	$60,859
Contingent rentals	13,226
Total	$74,085

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2021 under the new lease standard, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount*
2022	$49,528
2023	44,165
2024	38,068
2025	30,307
2026	26,400
Thereafter	56,950
Total undiscounted future lease payments	245,418
Less: Imputed interest	(22,376)
Total	$223,042

*Operating lease liabilities recorded in the consolidated balance sheets exclude $20,284 of legally binding undiscounted minimum lease payments due pursuant to a lease signed but not yet commenced for a new US distribution center.

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and liabilities that are outstanding and presented in the consolidated balance sheets, are as follows:

	As of March 31,
	2021	2020
Weighted-average remaining lease term in years	6.0	6.6
Weighted-average discount rate	3.1%	3.3%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases, were as follows:

	Years Ended March 31,
	2021	2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$9,861	$71,097
Reductions to operating lease assets for reductions to lease liabilities*	(12,051)	(7,055)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. The Company had $566,820 of outstanding purchase orders or other obligations with its manufacturers as of March 31, 2021. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers decide to purchase its products. The Company generally orders product two to nine months in advance of the anticipated shipment dates based primarily on a combination of product lead time and orders received from wholesale customers and through the DTC reportable operating segment. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase commitments can be cancelled by the Company under certain circumstances. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase commitments, and instead reflects an estimate of its future payment commitments based on information currently available.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Commodities. The Company had an aggregate of $150,594 remaining purchase commitments, primarily for sheepskin, as well as leather, as of March 31, 2021. These commitments generally arise under two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company enters into contracts requiring purchase commitments of sheepskin and leather that its affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. There were $8,322 of deposits on expired sheepskin contracts that have not been fully consumed as of March 31, 2021 which is recorded in other assets in the consolidated balance sheets.

During the year ended March 31, 2021, the Company experienced a shift in product mix that used less of a certain sheepskin grade. As a result, the Company negotiated a deferral of additional deposit payments, which represent remaining minimum commitments under expired sheepskin supply agreements. As of March 31, 2021, the remaining minimum purchase commitment under these expired agreements was approximately $28,000. Subsequent to March 31, 2021 through May 13, 2021, this deposit was paid.

Total future minimum commitments for commodities contracts as of March 31, 2021 were as follows:

Contract Effective Date	Final Target Date	Contract Value	Remaining Commitment
July 2017	September 2019	$7,200	$5,223
April 2018	September 2020	45,600	6,443
October 2018	September 2020	27,350	25,336
October 2018	September 2021	41,210	41,210
April 2019	September 2020	8,906	8,906
October 2019	June 2020	28,800	10,580
October 2019	June 2021	16,644	16,644
March 2021	June 2022	21,878	21,878
March 2021	September 2022	22,200	14,374
		$219,788	$150,594

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

Other. The Company had an aggregate of $102,317 of other purchase commitments as of March 31, 2021, which consisted of minimum commitments for logistics arrangements, an IT agreement for a new inventory planning system, requirements to pay promotional expenses, and other commitments under service contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
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

On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. Australian Leather counterclaimed alleging that the UGG brand trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG brand trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit. On May 7, 2021, the US Court of Appeals affirmed the District Court’s ruling dismissing Australian Leather’s affirmative defenses and counterclaims and upholding the UGG brand trademark. It is unknown whether Australian Leather will challenge the decision of the Court of Appeals.

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

Annual Awards. The Company has granted Annual RSUs and Annual PSUs under the 2015 SIP, which entitle the recipients to receive shares of the Company’s common stock upon vesting. The Annual RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of Annual PSUs are subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
The Company granted annual awards under the 2015 SIP, as recorded in the consolidated statements of comprehensive income, as summarized below:

	Years Ended March 31,
	2021		2020		2019
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	47,015	$220.31	47,577	$171.50	62,743	$116.85
Annual PSUs	—	—	19,938	174.36	31,320	116.34
Total	47,015	$220.31	67,515	$172.34	94,063	$116.68

Annual award activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2018	289,297	$65.18
Granted	94,063	116.68
Vested	(118,903)	(64.39)
Forfeited	(33,058)	(77.60)
Nonvested, March 31, 2019	231,399	84.75
Granted	67,515	172.34
Vested	(121,572)	(76.81)
Forfeited	(14,993)	(113.49)
Nonvested, March 31, 2020	162,349	124.47
Granted	47,015	220.31
Vested	(92,614)	(104.92)
Forfeited	(3,664)	(147.34)
Nonvested, March 31, 2021	113,086	$179.58

Long-Term Incentive Plan Awards. The Company evaluates at least quarterly the probability of achieving performance criteria included in its LTIP PSUs against its most current forecast. LTIP awards recorded in the consolidated statements of comprehensive income, were as follows:

2021 LTIP PSUs. In March 2021, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2021 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2021 LTIP PSUs are subject to vesting based on service conditions over either two or three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the year ended March 31, 2021, and for the fiscal years ending March 31, 2022 and 2023 (collectively, the Measurement Periods) and incorporates a relative total stockholder return (TSR) modifier for both the 24-month performance period (commencing on April 1, 2021) and 36-month performance period (commencing on April 1, 2020) ending March 31, 2023 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2021 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2021 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2021 LTIP PSU will be subject to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Period. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards at the target performance level of 19,890 2021 LTIP PSUs during the year ended March 31, 2021. The grant date fair value of these 2021 LTIP PSUs was $376.45 per share. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for each of the Measurement Periods for these awards was probable as of the grant date.

2020 LTIP PSUs. In September 2019, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2020 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2020 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2022 (2022 Measurement Period) and incorporates a relative TSR modifier for the 36-month performance period commencing on April 1, 2019 and ending March 31, 2022 (2022 Performance Period). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2020 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2020 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2022 Measurement Period, the vesting of each 2020 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2022 Performance Period. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 2022 Performance Period.

The Company granted awards at the target performance level of 38,174 2020 LTIP PSUs during the year ended March 31, 2020. The grant date fair value of these 2020 LTIP PSUs was $146.96 per share. The Company currently expects to exceed the financial performance threshold levels as defined above for each of the performance criteria, and, therefore the maximum number of 2020 LTIP PSUs that is expected to vest is 200% of the targeted amount for that award.

2019 LTIP PSUs. In September 2018, the Company approved LTIP awards under the 2015 SIP for the issuance of PSUs (2019 LTIP PSUs), which were awarded to certain members of the Company’s senior management team, including the Company’s named executive officers. The 2019 LTIP PSUs are subject to vesting based on service conditions over three years, as well as the Company meeting certain revenue and pre-tax income performance targets for the fiscal year ended March 31, 2021 (2021 Measurement Period) and incorporates a relative TSR modifier for the 36-month performance period commencing on April 1, 2018 and ended March 31, 2021 (2021 Performance Period). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2019 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2019 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2021 Measurement Period, the vesting of each 2019 LTIP PSUs will be subject to adjustment based on the application of a TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for 2021 Performance Period. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the 2022 Performance Period.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
The Company granted awards at the target performance level of 41,793 2019 LTIP PSUs during the year ended March 31, 2019. The grant date fair value of these 2019 LTIP PSUs was $120.24 per share. The Company exceeded the financial performance threshold levels as defined above for each of the performance criteria, and, therefore the maximum number of 2019 LTIP PSUs that vested as of March 31, 2021 was 200% of the targeted amount for that award.

LTIP award activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2018	—	$—
Granted*	83,586	120.24
Forfeited	(6,488)	(120.24)
Nonvested, March 31, 2019	77,098	120.24
Granted*	76,348	146.96
Nonvested, March 31, 2020	153,446	133.53
Granted*	39,780	376.45
Vested	(77,098)	(106.37)
Nonvested, March 31, 2021	116,128	$215.30

*The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.

Long-Term Incentive Plan Options. During the years ended March 31, 2021, 2020, and 2019, no LTIP NQSOs were granted. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP, including in June 2017 (2018 LTIP NQSOs), which were awarded to certain members of the Company’s management team, with a maximum contractual term of seven years from the grant date. If the recipient provided continuous service, the LTIP NQSOs would vest after the Company had determined it achieved the target performance criteria by the date specified in the award.

As of March 31, 2020, the Company determined that the target performance criteria related to the LTIP NQSOs for the year ended March 31, 2020 were achieved. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant.

LTIP option activity recorded in the consolidated statements of comprehensive income, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested, March 31, 2018	397,340	$65.70	7.1	$9,666
Forfeited	(35,957)	(69.29)
Nonvested, March 31, 2019	361,383	65.35	6.2	29,504
Exercised	(58,444)	(61.86)
Nonvested, March 31, 2020	302,939	66.02	5.0	20,594
Exercised	(107,197)	(63.20)
Nonvested, March 31, 2021	195,742	$67.56	3.6	$51,452

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
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

Stock-Based Compensation Expense. Components of stock-based compensation expense recorded in the consolidated statements of comprehensive income, were as follows:

	Years Ended March 31,
	2021	2020	2019
Annual RSUs	$7,820	$6,509	$6,588
Annual PSUs	1,900	2,851	2,373
LTIP PSUs	11,555	2,203	885
LTIP NQSOs	—	1,641	3,516
Grants to Directors	1,195	1,045	1,223
Employee Stock Purchase Plan	231	228	189
Total stock-based compensation expense, pre-tax	22,701	14,477	14,774
Income tax benefit	(5,441)	(3,308)	(3,546)
Total stock-based compensation expense, net of tax	$17,260	$11,169	$11,228

Employee Stock Purchase Plan. The 2015 Employee Stock Purchase Plan (ESPP) authorizes 1,000,000 shares of the Company’s common stock for sale to eligible employees using their after-tax payroll deductions, which are refundable until purchases are made, and are liability-classified. ESPP shares are excluded from basic earnings per share until purchases are made, while included in diluted earnings per share computations as after-tax payroll deductions are made. Each consecutive purchase period is six months (purchase period) in duration and shares are purchased on the last trading day of the purchase period (no look-back provision) for a fixed amount at a 15% discount to the closing price on that date. Purchase windows take place in February and August of each fiscal year. The net difference between the timing of compensation expense incurred and remeasured during the purchase period and purchase windows are recorded in other accrued expenses in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation Expense. Total remaining unrecognized stock-based compensation expense as of March 31, 2021 related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, are as follows:

	Unrecognized Stock-based Compensation Expense	Weighted-Average Remaining Vesting Period (Years)
Annual RSUs	$8,911	1.1
Annual PSUs	842	0.7
LTIP PSUs	14,645	1.4
Total	$24,398

Note 9. Derivative Instruments

As of March 31, 2021 and 2020, the Company had no outstanding derivative contracts, however, settled derivative contracts with notional values were as follows:

	Years Ended March 31,
	2021	2020
Designated Derivative Contracts	$68,241	$65,569
Non-Designated Derivative Contracts	18,909	49,251
Total	$87,150	$114,820

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the consolidated statements of comprehensive income for changes in AOCL:

	Years Ended March 31,
	2021	2020	2019
(Loss) gain recorded in Other comprehensive income	$(1,223)	$1,516	$8,355
Reclassifications from AOCL into net sales	1,223	(1,516)	(8,675)
Income tax benefit in Other comprehensive income*	—	—	77
Total	$—	$—	$(243)

*The amount for the year ended March 31, 2019 is inclusive of the income tax effects from the Tax Reform Act reclassified from AOCL to retained earnings in the consolidated balance sheets in connection with the previous adoption of a new accounting standard.

The Company had settled all its outstanding Designated Derivative Contracts as of March 31, 2021 and 2020, and therefore the amounts are zero for each respective year.

Amounts excluded from effectiveness testing recorded in SG&A expenses for Designated Derivative Contracts were as follows:

	Years Ended March 31,
	2021	2020	2019
Gain excluded from effectiveness testing recorded in SG&A expenses*	$—	$—	$1,918

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
*The amount for the year ended March 31, 2019 was recognized under legacy US GAAP. Beginning April 1, 2019, under the new hedging standard, these amounts are now recorded as a component of AOCL and were classified in net sales during the years ended March 31, 2021 and 2020.

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Years Ended March 31,
	2021	2020	2019
Gain recorded in SG&A expenses	$267	$328	$1,393

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts.

Note 10. Stockholders’ Equity

Stock Repurchase Programs. In January 2019, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase a total of up to $261,000 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (the stock repurchase program).

As of March 31, 2021, the aggregate remaining approved amount under the Company’s stock repurchase program was $60,660. The Company’s current revolving credit agreements allow it to make stock repurchases under this program, as long as the Company does not exceed certain leverage ratios and no event of default has occurred under this arrangement.

Stock repurchase activity under the Company’s stock repurchase program, was as follows:

	Years Ended March 31,
	2021	2020	2019
Total number of shares repurchased*	307,080	1,296,201	1,400,699
Average price paid per share	$322.87	$146.89	$115.22
Dollar value of shares repurchased	$99,147	$190,405	$161,395

*Any stock repurchases are made as part of publicly announced programs in open-market transactions.

The Company’s Board of Directors approved an additional authorization of $750,000 during April 2021 for the Company to repurchase its common stock under the same conditions as the prior stock repurchase program. Subsequent to March 31, 2021 through May 13, 2021, the Company repurchased 70,881 shares for $23,466 at an average price of $331.06 per share, and had $787,194 remaining authorized under the stock repurchase program. The Company’s stock repurchase program does not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion.

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the consolidated balance sheets, were as follows:

	As of March 31,
	2021	2020
Cumulative foreign currency translation loss	$(16,743)	$(25,559)
Total	$(16,743)	$(25,559)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding, are as follows:

	Years Ended March 31,
	2021	2020	2019
Basic	28,055,000	28,385,000	29,641,000
Dilutive effect of equity awards	351,000	309,000	262,000
Diluted	28,406,000	28,694,000	29,903,000
Excluded
Annual RSUs and Annual PSUs	4,000	3,000	3,000
LTIP PSUs	116,000	153,000	77,000
LTIP NQSOs	—	—	170,000
Deferred Non-Employee Director Equity Awards	1,000	—	2,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower or higher than the number of shares presented, which could result in a lesser or more dilutive effect, respectively. Refer to Note 8, “Stock-Based Compensation,” for further information on the Company's equity incentive plans.

Note 12. Reportable Operating Segments

Information reported to the Chief Operating Decision Maker (CODM), who is the Company’s Principal Executive Officer, is organized into the Company’s six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company’s warehouse and distribution center (DC), certain executive and stock-based compensation, accounting, finance, legal, information technology, human resources, and facilities, among others.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income, was as follows:

	Years Ended March 31,
	2021	2020	2019
Net sales
UGG brand wholesale	$871,799	$892,990	$888,347
HOKA brand wholesale	405,243	277,097	185,057
Teva brand wholesale	105,928	119,108	119,390
Sanuk brand wholesale	26,566	39,463	69,791
Other brands wholesale	69,375	67,175	42,818
Direct-to-Consumer	1,066,730	736,856	715,034
Total	$2,545,641	$2,132,689	$2,020,437
Income (loss) from operations
UGG brand wholesale	$292,718	$303,908	$300,761
HOKA brand wholesale	111,208	61,860	35,717
Teva brand wholesale	27,120	30,736	27,939
Sanuk brand wholesale	(162)	3,212	12,781
Other brands wholesale	21,573	16,087	10,411
Direct-to-Consumer	349,465	182,548	185,449
Unallocated overhead costs	(297,717)	(260,216)	(245,738)
Total	$504,205	$338,135	$327,320
Depreciation, amortization, and accretion
UGG brand wholesale	$532	$611	$1,254
HOKA brand wholesale	611	612	456
Teva brand wholesale	—	1	10
Sanuk brand wholesale	1,727	2,361	4,171
Other brands wholesale	382	382	382
Direct-to-Consumer	11,121	10,586	12,195
Unallocated overhead costs	26,157	24,359	26,473
Total	$40,530	$38,912	$44,941
Capital expenditures
UGG brand wholesale	$(31)	$404	$205
HOKA brand wholesale	56	434	285
Sanuk brand wholesale	8	—	—
Other brands wholesale	40	64	11
Direct-to-Consumer	10,434	7,753	5,739
Unallocated overhead costs	21,711	23,800	22,846
Total	$32,218	$32,455	$29,086

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
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

Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets, were as follows:

	As of March 31,
	2021	2020
Assets
UGG brand wholesale	$212,277	$245,239
HOKA brand wholesale	168,365	124,958
Teva brand wholesale	87,284	90,305
Sanuk brand wholesale	38,311	50,314
Other brands wholesale	18,732	21,535
Direct-to-Consumer	196,091	243,489
Total assets from reportable operating segments	721,060	775,840
Unallocated cash and cash equivalents	1,089,361	649,436
Unallocated deferred tax assets, net	37,194	28,233
Unallocated other corporate assets	320,090	311,609
Total	$2,167,705	$1,765,118

Note 13. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Years Ended March 31,
	2021	2020	2019
International net sales	$784,164	$730,997	$742,079
% of net sales	30.8%	34.3%	36.7%
Net sales in foreign currencies	$611,897	$587,233	$605,725
% of net sales	24.0%	27.5%	30.0%
Ten largest customers as % of net sales	27.8%	28.0%	27.7%

For the years ended March 31, 2021, 2020, and 2019, no single foreign country comprised 10.0% or more of the Company’s total net sales. No single customer accounted for 10.0% or more of the Company’s net sales during the years ended March 31, 2021, 2020, and 2019.

The Company sells its products to customers for trade accounts receivables and, as of March 31, 2021, had one customer that made up 12.8% of the net trade accounts receivables. As of March 31, 2020, no individual customers exceeded 10% of trade accounts receivable, net. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2021	2020
US	$194,833	$194,679
Foreign*	11,377	14,358
Total	$206,210	$209,037

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of March 31, 2021 and 2020.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2021, 2020, and 2019
(dollar amounts in thousands, except per share or share data)
Note 14. Quarterly Summary of Information (Unaudited)

The Company’s business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st still significantly exceed the Company’s aggregate net sales in the quarter ending March 31st. While the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles and growing the year-round net sales of the HOKA brand as a percentage of the Company’s aggregate net sales, the Company expects the impact from seasonality to continue to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic.

Summarized unaudited quarterly financial data, were as follows:

	Fiscal Year 2021
	Quarter Ended
	6/30/2020	9/30/2020	12/31/2020	3/31/2021
Net sales	$283,169	$623,525	$1,077,759	$561,188
Gross profit	142,566	318,977	613,897	298,650
(Loss) income from operations	(7,699)	128,604	328,655	54,645
Net (loss) income	(7,973)	101,554	255,536	33,458
Net (loss) income per share
Basic	$(0.28)	$3.62	$9.09	$1.19
Diluted	$(0.28)	$3.58	$8.99	$1.18

	Fiscal Year 2020
	Quarter Ended
	6/30/2019	9/30/2019	12/31/2019	3/31/2020
Net sales	$276,839	$542,205	$938,735	$374,910
Gross profit	130,019	273,024	507,632	192,998
(Loss) income from operations	(31,417)	97,131	255,766	16,655
Net (loss) income	(19,351)	77,810	201,593	16,090
Net (loss) income per share
Basic	$(0.67)	$2.73	$7.21	$0.57
Diluted	$(0.67)	$2.71	$7.14	$0.57

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)
Allowances for doubtful accounts, sales discounts, chargebacks, and sales returns against trade accounts receivable recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2021	2020	2019
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$(6,989)	$(5,073)	$(3,487)
Additions	(3,052)	(3,498)	(2,849)
Deductions	311	1,582	1,263
Balance at End of Year	$(9,730)	$(6,989)	$(5,073)
Allowance for sales discounts (2)
Balance at Beginning of Year	$(1,030)	$(710)	$(1,400)
Additions	(16,414)	(14,845)	(11,712)
Deductions	14,428	14,525	12,402
Balance at End of Year	$(3,016)	$(1,030)	$(710)
Allowance for chargebacks (3)
Balance at Beginning of Year	$(13,127)	$(13,041)	$(7,727)
Additions	(23,214)	(13,399)	(23,369)
Deductions	22,571	13,313	18,055
Balance at End of Year	$(13,770)	$(13,127)	$(13,041)
Allowance for sales returns (4)
Balance at Beginning of Year	$—	$—	$(20,848)
Deductions	—	—	20,848
Balance at End of Year	$—	$—	$—
Total	$(26,516)	$(21,146)	$(18,824)

(1)The additions to the allowance for doubtful accounts represent estimates of the Company’s bad debt expense based on the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual write-off of the related trade accounts receivables.

(2)The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company’s customers based on the amount of outstanding discounts for meeting certain order, shipment, and prompt payments terms. Deductions are for the actual discounts taken by the Company’s wholesale channel customers. Discounts for DTC consumers are taken at the point of sale and are not reflected in the allowance for sales discounts.

(3)The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivables.

(4)Amounts presented as of March 31, 2019 reflect the wholesale channel sales returns reserve on a net basis after the adoption of ASU 2014-09, Revenue from Contracts with Customers, which resulted in gross basis presentation in the consolidated balance sheets beginning April 1, 2018. Returns for DTC consumer products were previously excluded as they were separately recorded in other accrued expenses in the consolidated balance sheets. In prior periods presented, the additions to the allowance for sales returns represented estimates of returns based on the Company’s historical wholesale channel customer returns experience. Deductions were for the actual return of product.