Form 10-Q
period 2021-06-30
DECKERS OUTDOOR CORP
filed 2021-08-05
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 29, 2021, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 27,662,787.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2021

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2021 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

•the impacts of the COVID-19 global pandemic on our business, financial condition, results of operations and liquidity, and the business, financial condition, results of operations and liquidity of our customers, suppliers, and business partners;
•changes to our business resulting from changes in discretionary spending, consumer confidence, unemployment rates, retail store activity, tourist activity, and governmental restrictions;
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
•trends impacting the purchasing behavior of wholesale partners and consumers, including those impacting retail and e-commerce businesses;
•bankruptcies or other financial difficulties impacting our wholesale or other business partners;
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
•the operational challenges faced by our warehouse and distribution centers, our global third-party logistics providers, and third-party carriers, and the related impacts on our ability to deliver products;
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
•repatriation of earnings of non-United States (US) subsidiaries and any related tax impacts;
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

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except for per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2021	March 31, 2021
ASSETS		(AUDITED)
Cash and cash equivalents	$956,712	$1,089,361
Trade accounts receivable, net of allowances ($20,478 and $26,516 as of June 30, 2021 and March 31, 2021, respectively)	218,807	215,718
Inventories, net of reserves ($19,441 and $19,632 as of June 30, 2021 and March 31, 2021, respectively)	457,704	278,242
Prepaid expenses	28,048	16,924
Other current assets	61,089	44,244
Income tax receivable	3,838	6,310
Total current assets	1,726,198	1,650,799
Property and equipment, net of accumulated depreciation ($274,669 and $266,905 as of June 30, 2021 and March 31, 2021, respectively)	222,348	206,210
Operating lease assets	189,869	186,991
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($78,199 and $77,473 as of June 30, 2021 and March 31, 2021, respectively)	41,383	41,945
Deferred tax assets, net	40,817	37,194
Other assets	56,650	30,576
Total assets	$2,291,255	$2,167,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	393,635	231,632
Accrued payroll	41,066	79,152
Operating lease liabilities	46,279	46,768
Other accrued expenses	73,138	68,995
Income taxes payable	40,967	36,920
Value added tax payable	5,448	4,901
Total current liabilities	600,533	468,368
Long-term operating lease liabilities	185,777	176,274
Income tax liability	60,533	60,094
Other long-term liabilities	25,425	18,744
Total long-term liabilities	271,735	255,112
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,663 and 27,910 as of June 30, 2021 and March 31, 2021, respectively)	277	279
Additional paid-in capital	208,763	203,310
Retained earnings	1,223,339	1,257,379
Accumulated other comprehensive loss	(13,392)	(16,743)
Total stockholders' equity	1,418,987	1,444,225
Total liabilities and stockholders' equity	$2,291,255	$2,167,705

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Net sales	$504,678	$283,169
Cost of sales	244,175	140,603
Gross profit	260,503	142,566
Selling, general, and administrative expenses	198,671	150,265
Income (loss) from operations	61,832	(7,699)
Interest income	(482)	(674)
Interest expense	896	1,190
Other income, net	(233)	(143)
Total other expense, net	181	373
Income (loss) before income taxes	61,651	(8,072)
Income tax expense (benefit)	13,527	(99)
Net income (loss)	48,124	(7,973)
Other comprehensive income (loss)
Unrealized gain on cash flow hedges, net of tax	1,458	353
Foreign currency translation gain	1,893	653
Total other comprehensive income	3,351	1,006
Comprehensive income (loss)	$51,475	$(6,967)
Net income (loss) per share
Basic	$1.73	$(0.28)
Diluted	$1.71	$(0.28)
Weighted-average common shares outstanding
Basic	27,813	28,001
Diluted	28,062	28,001

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock	(249)	(2)	—	(82,164)	—	(82,166)
Net income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	$277	$208,763	$1,223,339	$(13,392)	$1,418,987

	Three Months Ended June 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	1	—	3,618	—	—	3,618
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	4	—	247	—	—	247
Shares withheld for taxes	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,973)	—	(7,973)
Total other comprehensive income	—	—	—	—	1,006	1,006
Balance, June 30, 2020	28,005	$280	$195,226	$965,975	$(24,553)	$1,136,928

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$48,124	$(7,973)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	9,971	9,276
Amortization on cloud computing arrangements	377	84
Bad debt (benefit) expense	(2,454)	2,664
Deferred tax benefit	(4,002)	(14)
Stock-based compensation	5,558	3,687
Loss (gain) on disposal of long lived assets	5	(22)
Impairment of operating lease assets and other long-lived assets	—	2,680
Gain on settlement of asset retirement obligations	(10)	(38)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(633)	47,709
Inventories, net	(179,463)	(123,355)
Prepaid expenses and other current assets	(25,375)	(2,895)
Income tax receivable	2,472	(6,852)
Net operating lease assets and liabilities	6,645	(1,051)
Other assets	(26,451)	(1,357)
Trade accounts payable	152,144	106,203
Other accrued expenses	(34,418)	(12,091)
Income taxes payable	4,048	1,558
Other long-term liabilities	7,130	2,956
Net cash (used in) provided by operating activities	(36,332)	21,169
INVESTING ACTIVITIES
Purchases of property and equipment	(15,515)	(9,253)
Proceeds from sales of property and equipment	—	41
Net cash used in investing activities	(15,515)	(9,212)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	69	247
Repurchases of common stock	(82,166)	—
Cash paid for shares withheld for taxes	(85)	(90)
Repayments of mortgage principal	—	(154)
Net cash (used in) provided by financing activities	(82,182)	3
Effect of foreign currency exchange rates on cash and cash equivalents	1,380	545
Net change in cash and cash equivalents	(132,649)	12,505
Cash and cash equivalents at beginning of period	1,089,361	649,436
Cash and cash equivalents at end of period	$956,712	$661,941

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $0 and $797, as of June 30, 2021 and 2020, respectively	$10,811	$4,216
Interest	493	756
Operating leases	14,055	14,185
Non-cash investing activities
Accrued for purchases of property and equipment	2,510	514
Accrued for asset retirement obligations	3,288	—
Leasehold improvements acquired through tenant allowances	4,061	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Note 1. General

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) are global leaders in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. As part of its omni-channel platform, the Company's proprietary brands are aligned across its Fashion Lifestyle group, which includes the UGG and Koolaburra brands, and Performance Lifestyle group, which includes the HOKA, Teva, and Sanuk brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and e‑commerce websites. Independent third-party contractors manufacture all of the Company's products. A significant part of the Company's business is seasonal, requiring it to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which contributes to variation in its results from quarter to quarter.

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2021 and for the three months ended June 30, 2021 and 2020 were prepared in accordance with generally accepted accounting principles in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2021 was derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on May 28, 2021 (2021 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain amounts from prior periods presented in the condensed consolidated statements of cash flows have been reclassified within net cash (used in) provided by operating activities to conform to the current period presentation, which had no net effect on our cash flows from operating activities. The prior periods presented generally include reclassifications between the following: Other long-term liabilities to Gain on settlement of asset retirement obligations and from Other assets to Amortization on cloud computing arrangements.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the COVID-19 global pandemic (pandemic) on its business and operations. Although the full impact of the pandemic is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company's condensed consolidated financial statements may be materially affected.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as allowances for doubtful accounts, sales discounts, and chargebacks; estimated sales return liability; contract assets and liabilities; inventory valuations and related reserves; stock-based compensation; impairment assessments, including valuations for goodwill, other intangible assets, and long-lived assets, as well as operating lease assets and liabilities; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate utilized to discount its unpaid lease payments to measure its operating lease assets and liabilities.

Reportable Operating Segments. The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, the Company's reportable operating segments). Refer to Note 11, “Reportable Operating Segments,” for further information on the Company's reportable operating segments.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standard Updates (ASUs) that have been recently adopted and not yet adopted by the Company for its annual and interim reporting periods, as stated below.

Recently Adopted. The ASU adopted during the three months ended June 30, 2021 and the impact on the Company upon its adoption was as follows:

Standard	Description	Impact Upon Adoption
ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes	Removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.	The Company adopted this ASU on a retrospective basis beginning April 1, 2021 and concluded that this ASU did not have a material impact on its condensed consolidated financial statements.

Not Yet Adopted. The applicable ASU issued that has not yet been adopted by the Company, as well as the planned period of adoption and the expected impact on the Company upon its adoption, is as follows:

Standard	Description	Planned Period of Adoption	Expected Impact Upon Adoption
ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01)	London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

	This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022.	Q3 FY 2023	The Company is currently evaluating the impact of the adoption of this ASU; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
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

Variable Consideration. Components of variable consideration include estimated sales discounts, markdowns or chargebacks, and sales returns. Estimates for variable consideration are based on the amounts earned or estimates to be claimed as an adjustment to sales. Estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.
The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days.

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

Activity during the three months ended June 30, 2021 related to estimated sales returns was as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return allowance*	5,803	(20,896)
Actual returns	(6,750)	27,883
Balance, June 30, 2021	$9,757	$(30,730)

Activity during the three months ended June 30, 2020 related to estimated sales returns was as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	8,553	(25,782)
Actual returns	(7,801)	23,573
Balance, June 30, 2020	$10,415	$(27,876)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Loyalty Programs. The Company has a consumer loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. As of June 30, 2021 and March 31, 2021, the Company's contract liability for loyalty programs was $11,111 and $12,231, respectively.

Deferred Revenue. Deferred revenue results when customer cash payments are received prior to transfer of control of ordered product, which occurs either when shipped or delivered in accordance with the contractual terms. These cash payments include amounts which are refundable. The Company typically ships or delivers product and recognizes deferred revenue into net sales in its wholesale channel within 90 days of customer prepayment. As of June 30, 2021 and March 31, 2021, the Company's contract liability for deferred revenue was $18,309 and $5,425, respectively.

Refer to Note 11, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net; trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

Assets and liabilities measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

		Measured Using
	June 30, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,659	$9,659	$—	$—
Non-qualified deferred compensation liability	(9,670)	(9,670)	—	—
Designated Derivative Contracts asset	1,924	—	1,924	—
Non-Designated Derivative Contracts asset	335	—	335	—

		Measured Using
	March 31, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,107	$9,107	$—	$—
Non-qualified deferred compensation liability	(6,692)	(6,692)	—	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. As of June 30, 2021, the non-qualified deferred compensation asset of $9,659 was recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2021, the non-qualified deferred compensation liability of $9,670 was recorded in the condensed consolidated balance sheets, with $758 in other accrued expenses and $8,912 in other long-term liabilities.

The fair value of foreign currency forward or option contracts are determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2). The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 8, “Derivative Instruments,” for further information, including definitions of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.

Note 4. Income Taxes

Income tax expense (benefit) and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2021	2020
Income tax expense (benefit)	$13,527	$(99)
Effective income tax rate	21.9%	1.2%

The tax provisions during the three months ended June 30, 2021 and 2020 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal year ending March 31, 2022 and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended June 30, 2021, the increase in the effective income tax rate, compared to the prior period, was primarily due to higher income from operations as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, compared to the prior period, which recognized a tax benefit due to an operating loss.

Note 5. Revolving Credit Facilities

Primary Credit Facility. In September 2018, the Company entered into a credit agreement (Primary Credit Facility) that provides for a five-year, $400,000 unsecured revolving credit facility, contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted LIBOR or the alternate base rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of June 30, 2021, the effective interest rates for US dollar LIBOR and ABR were 1.23% and 3.38%, respectively.

During the three months ended June 30, 2021, the Company made no borrowings or repayments under the Primary Credit Facility. As of June 30, 2021, the Company had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

China Credit Facility. In August 2013, Deckers (Beijing) Trading Co., Ltd., a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $46,434, with an overdraft facility sublimit of CNY100,000, or $15,478.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of June 30, 2021, the effective interest rate was 4.15%.

During the three months ended June 30, 2021, the Company made no borrowings and repayments under the China Credit Facility. As of June 30, 2021, the Company had no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $46,403 under the China Credit Facility.

Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY3,000,000, or $27,088, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of June 30, 2021, the effective interest rate was 0.49%.

During the three months ended June 30, 2021, the Company made no borrowings or repayments under the Japan Credit Facility. As of June 30, 2021, the Company had no outstanding balance and available borrowings of $27,088 under the Japan Credit Facility.

Debt Covenants. As of June 30, 2021, the Company was in compliance with all financial covenants under the credit facilities.

Note 6. Commitments and Contingencies

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. Some of the Company's operating leases contain extension options between one and 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended June 30,
	2021	2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$13,364	$2,491
Reductions to operating lease assets for reductions to lease liabilities*	(381)	(1,937)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Litigation. From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on it business, results of operations, financial condition, or cash flows. However, regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. Australian Leather counterclaimed alleging that the UGG brand trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG brand trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit. On May 7, 2021, the US Court of Appeals affirmed the District Court’s ruling dismissing Australian Leather’s affirmative defenses and counterclaims and upholding the UGG brand trademark. It is reasonably possible Australian Leather will challenge the decision of the Court of Appeals.

Note 7. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to key personnel, including employees and directors. During the three months ended June 30, 2021, except for the Annual RSU grant activity summarized below, no additional awards were granted under the 2015 SIP.

Annual Awards. The Company granted annual awards under the 2015 SIP, as recorded in the condensed consolidated statements of comprehensive income, as summarized below:

	Three Months Ended June 30,
	2021		2020
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	4,073	$335.87	33,895	$200.71

Stock-based compensation is recorded net of estimated forfeitures in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs typically vest in equal annual installments over three years following the date of grant. The Annual PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of June 30, 2021 was $8,439.

Subsequent to June 30, 2021 through July 29, 2021, the Company granted 31,360 Annual RSUs under the 2015 SIP, with vesting conditions as described above, at a weighted-average grant date fair value of $389.86 per share.

Long-Term Incentive Plan Awards. Future unrecognized stock-based compensation expense for the target level of LTIP PSUs outstanding as of June 30, 2021, including the 19,890 2021 LTIP PSUs issued in March 2021 and the 38,174 2020 LTIP PSUs issued in September 2019, was $13,574.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Subsequent to June 30, 2021 through July 29, 2021, the Company granted 24,495 awards under the 2015 SIP for the issuance of PSUs (2022 LTIP PSUs) at a weighted-average grant date fair value of $432.17 per share, which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2022 LTIP PSUs are subject to vesting based on service conditions over three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ending March 31, 2022, 2023, and 2024 (collectively, the Measurement Periods) and incorporates a relative total stockholder return (TSR) modifier for the 36-month period (commencing April 1, 2021) ending March 31, 2024 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2022 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2022 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2022 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on previously granted awards under the 2015 SIP.

Note 8. Derivative Instruments

The Company may enter into foreign currency forward or option contracts (derivative contracts), generally with maturities of 15 months or less, to manage foreign currency risk on expected cash flows and certain existing assets and liabilities, primarily intercompany balances. Certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The after-tax unrealized gains or losses from changes in the fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

As of June 30, 2021, the Company had the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$103,488	$16,464	$119,952
Fair value recorded in other current assets	1,924	335	2,259

As of June 30, 2021, the Company's outstanding derivative contracts were held by an aggregate of four counterparties, all with various maturity dates within the next nine months. As of March 31, 2021, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended June 30,
	2021	2020
Gain recorded in Other comprehensive income	$1,924	$464
Income tax expense in Other comprehensive income	(466)	(111)
Total	$1,458	$353

The following table summarizes the effect of Non-Designated Derivative Contracts:

	Three Months Ended June 30,
	2021	2020
Gain recorded in SG&A expenses	$335	$—

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2021, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next nine months. Refer to Note 9, “Stockholders' Equity,” for further information on the components of AOCL.

Subsequent to June 30, 2021 through July 29, 2021, the Company entered into Designated and Non-Designated Derivative Contracts measured at fair value with notional values totaling $6,942 and $11,930, respectively, which are collectively expected to mature within the next nine months. As of July 29, 2021, the Company’s outstanding hedging contracts were held by an aggregate of four counterparties.

Note 9. Stockholders' Equity

Stock Repurchase Programs. The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock, and, during April 2021, approved an additional authorization of $750,000 to repurchase the Company's common stock under the same conditions as the prior stock repurchase program (collectively, stock repurchase programs). The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of June 30, 2021, the aggregate remaining approved amount under the Company's stock repurchase programs was $728,495.

Stock repurchase activity under these programs for the three months ended June 30, 2021 was as follows:

Amounts
Total number of shares repurchased*	249,331
Average price paid per share	$329.55
Dollar value of shares repurchased	$82,166

*Any share repurchases are made as part of publicly announced programs in open-market transactions.

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the condensed consolidated balance sheets are as follows:

	June 30, 2021	March 31, 2021
Unrealized gain on cash flow hedges, net of tax	$1,458	$—
Cumulative foreign currency translation loss	(14,850)	(16,743)
Total	$(13,392)	$(16,743)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Note 10. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Three Months Ended June 30,
	2021	2020
Basic	27,813,000	28,001,000
Dilutive effect of equity awards	249,000	—
Diluted	28,062,000	28,001,000
Excluded
Annual RSUs and Annual PSUs	—	194,000
LTIP PSUs	104,000	153,000
LTIP NQSOs	—	299,000
Deferred Non-Employee Director Equity Awards	—	5,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were anti-dilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been anti-dilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect, respectively.

Note 11. Reportable Operating Segments

Information reported to the Chief Operating Decision Maker (CODM), who is the Company's Chief Executive Officer (CEO), President, and Principal Executive Officer (PEO), is organized into the Company's six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments.

The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company's warehouse and distribution centers (DC), certain executive and stock-based compensation, accounting, finance, legal, information technology, human resources, and facilities, among others. Inter-segment sales between the Company’s wholesale and the DTC reportable operating segments are at the Company’s cost, and there is no inter-segment net sales nor income (loss) from operations within the respective reportable operating segments results as these transactions are eliminated in consolidation.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended June 30,
	2021	2020
Net sales
UGG brand wholesale	$135,056	$43,428
HOKA brand wholesale	151,147	70,619
Teva brand wholesale	43,359	21,411
Sanuk brand wholesale	10,382	7,228
Other brands wholesale	4,306	635
Direct-to-Consumer	160,428	139,848
Total	$504,678	$283,169

	Three Months Ended June 30,
	2021	2020
Income (loss) from operations
UGG brand wholesale	$35,838	$(3,735)
HOKA brand wholesale	46,363	17,235
Teva brand wholesale	14,503	4,202
Sanuk brand wholesale	3,404	488
Other brands wholesale	2,707	(1,270)
Direct-to-Consumer	39,683	31,027
Unallocated overhead costs	(80,666)	(55,646)
Total	$61,832	$(7,699)

Assets allocated to each reportable operating segment include trade accounts receivable, net; inventories, net; property and equipment, net; operating lease assets, goodwill, other intangible assets, net; and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net; and various other corporate assets shared by the Company's reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	June 30, 2021	March 31, 2021
Assets
UGG brand wholesale	$409,027	$212,277
HOKA brand wholesale	176,098	168,365
Teva brand wholesale	62,270	87,284
Sanuk brand wholesale	37,117	38,311
Other brands wholesale	25,810	18,732
Direct-to-Consumer	192,831	196,091
Total assets from reportable operating segments	903,153	721,060

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

	June 30, 2021	March 31, 2021
Unallocated cash and cash equivalents	956,712	1,089,361
Unallocated deferred tax assets, net	40,817	37,194
Unallocated other corporate assets	390,573	320,090
Total	$2,291,255	$2,167,705

Note 12. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended June 30,
	2021	2020
International net sales	$168,619	$98,869
% of net sales	33.4%	34.9%
Net sales in foreign currencies	$89,433	$55,683
% of net sales	17.7%	19.7%
Ten largest customers as % of net sales	26.5%	22.1%

For the three months ended June 30, 2021 and 2020, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's net sales during the three months ended June 30, 2021, compared to one customer that was 10.7% of the Company's net sales during the three months ended June 30, 2020.

The Company sells its products to customers for trade accounts receivable and, as of June 30, 2021 and March 31, 2021, had one customer that was 14.0% and 12.8%, respectively, of trade accounts receivable, net. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2021	March 31, 2021
US	$211,429	$194,833
Foreign*	10,919	11,377
Total	$222,348	$206,210

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2021 and March 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, "Financial Statements" within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report.

Certain statements made in this section constitute "forward-looking statements," which are subject to numerous risks and uncertainties, including those described in this section. Our actual results of operations may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, "Risk Factors," within this Quarterly Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe that our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent third-party manufacturers.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
COVID-19 Pandemic

•Geographic regions in which we operate, including our Company-owned retail stores, and in which our wholesale partners, manufacturers, and suppliers operate continue to experience the impacts of the pandemic, particularly in light of the recent increases in the number of positive COVID-19 cases. While we believe the actions we have taken to respond to the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position have resulted in strong operational performance throughout the pandemic, the full impact of the pandemic on our business continues to be uncertain and subject to change.

Supply Chain

•Similar to other companies in our industry, our owned DC as well as our network of strategic sourcing partners, which includes material vendors, third-party logistics providers, third-party carriers, and third-party manufacturers, are experiencing disruptions and delays related to global COVID-19 outbreaks, including the closure of certain manufacturing facilities and production lines. We are also experiencing capacity constraints and cost pressure related to container shortages and port congestion that are causing shipping delays and may lead to higher usage of air freight and higher container shipment costs in future periods. These challenges have been exacerbated by shifts in global consumer demand, which is requiring us to scale our operations while managing through capacity constraints. We expect certain aspects of these supply chain disruptions may continue, although the exact timing cannot be accurately predicted. As these disruptions continue, the timing of sales to our wholesale partners and consumers may be impacted as we work to manage product availability and inventory levels. However, we remain focused on mitigating the impacts of the ongoing disruptions by optimizing our inventory management to align our inventory levels with consumer demand.

•We are making infrastructure investments to support our scaling business, including investments in our global distribution and logistics capabilities, end-to-end planning systems, e-commerce platforms, and implementing localized marketing strategies. In addition, we are making investments in our people and expanding our hiring efforts to support scaling our organization. Although we implemented a number of temporary measures to reduce our operating expenses during our prior fiscal year ended March 31, 2021 (prior fiscal year) to offset impacts of the pandemic, we resumed discretionary spending during our first fiscal quarter ended June 30, 2021 (first fiscal quarter) and anticipate making these significant investments to support our business through the remainder of our fiscal year ending March 31, 2022 (current fiscal year) and beyond.

Workforce

•We are encountering ongoing challenges with recruiting, training, and retaining quality candidates to staff our DC operations as we increasingly compete with other companies that require additional personnel to support their growing e-commerce operations and meet heightened consumer demand. We have increasingly offered higher wages to our DC employees to positively impact attrition and remain competitive in the job market. We may continue to experience DC employee attrition and retention issues as we seek to employ part-time and seasonal personnel during periods of heightened consumer demand, particularly as we compete with companies that employ personnel full-time. We have and will continue to monitor and evaluate mitigation strategies for our DC employees while meeting local safety operating guidelines.

Consumer Shopping Patterns

•As government restrictions surrounding the pandemic have eased, allowing consumers to return to physical retail stores, we experienced reduced traffic to our e-commerce websites during our first fiscal quarter. The recent fluctuations in consumer spending patterns have resulted in a channel mix shift. However, our aggregated DTC channel mix is above our historical pre-pandemic levels. Further, we believe DTC channel demand will continue to increase as we prioritize consumer acquisition and experience strong demand for the HOKA and UGG brands. Our long-term growth strategy remains focused on building our DTC channel to represent an increasing portion of our total net sales.

•Approximately 66% of our global Company-owned retail stores were open for our entire first fiscal quarter, compared to approximately 20% in the same period in our prior fiscal year. Further, as of July 29, 2021, all of our Company-owned retail stores have reopened. However, given the ongoing and uncertain pandemic conditions, which include local and regional differences in expert agency guidance and local authority mandates, we anticipate that temporary retail store closures in certain geographic regions may continue for at least a portion of our second fiscal quarter ending September 30, 2021 and beyond.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand globally to execute our long-term growth strategy, including through our optimized digital marketing strategy. The HOKA brand’s growth has been balanced across its ecosystem of access points, with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our seasonality trends. We expect our e-commerce business for the HOKA brand will continue to be a key driver of long-term growth. We intend to focus our efforts on consumer acquisition in key markets and launching innovative product offerings to increase category adoption and market share with existing consumers in order to drive brand performance. While we anticipate meaningful HOKA brand growth will continue throughout our current fiscal year, we do not expect that the growth rate our HOKA brand experienced during our first fiscal quarter will be matched in future periods.

•Consumer demand for UGG brand product offerings remains healthy, with strong performance driven primarily by global wholesale channels, as well as growth of international DTC. Our successful implementation of our marketplace reset strategy in Europe and the ongoing implementation in Asia has continued to drive UGG brand heat and build a foundation of diversified and counter-seasonal product acceptance, especially with younger consumers, which is fueling a healthier product mix and reducing the need for promotional activity, particularly in Europe. We believe that continuing to showcase these product offerings through localized marketing investments and converting a higher percentage of consumers to repeat purchases across diverse product categories, including through our loyalty program, will fuel global demand for the UGG brand throughout our current fiscal year.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the CODM, who is our CEO, President, and PEO, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

•Successful acquisition of a diverse consumer base.
•High consumer brand loyalty due to consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's products.
•Expansion of apparel, home goods, and accessories businesses.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear that offers enhanced cushioning and inherent stability with minimal weight, apparel, and accessories. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. The HOKA brand is quickly becoming a leading brand within run-specialty wholesale accounts, with strong marketing fueling both domestic and international sales growth, bolstering the brand's net sales, which continue to increase as a percentage of our aggregate net sales. We continue to build product extensions in trail and fitness.

We believe demand for HOKA brand products will continue to be driven by the following:

•Leading product innovation and key franchise management, including higher frequency product drop rates.
•Increased global brand awareness and new consumer adoption through enhanced global marketing activations and online consumer acquisition, including building a more diverse outdoor community through in-person event sponsorship.
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
•Category extensions in performance hike footwear, including key franchises.

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

Direct-to-Consumer. Our DTC business encompasses all of our brands and is comprised of our retail stores and e-commerce websites which, in an omni-channel marketplace, are intertwined and interdependent. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions and purchase online and in store.

E-Commerce Business. Our e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of June 30, 2021, we operated our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, for which the net sales are recorded in our DTC reportable operating segment.

Retail Business. Our global Company-owned retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of June 30, 2021, we had a total of 141 global retail stores, which includes 72 concept stores and 69 outlet stores. While we generally open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter, the timing of such openings and closures may vary. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are seven UGG brand flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase the UGG brand products. Primarily located in major tourist locations, these stores are typically larger with broader product offerings and greater traffic than our general concept stores. We anticipate continuing to operate a curated fleet of flagship stores to enhance the interaction with our consumers and increase brand loyalty. The net sales for these stores are recorded in our DTC reportable operating segment.

Shop-in-Shop Stores. Included in the total count of global concept stores are 27 shop-in-shop (SIS) stores, defined as concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

Partner Retail Stores. We rely on partner retail stores for the UGG and HOKA brands. Partner retail stores are branded stores that are wholly owned and operated by third parties and not included in the total count of global Company-owned retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in each respective brand's wholesale reportable operating segment, as applicable.

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to the financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial results and assessing our prospects for future performance. However, the information included within this Quarterly Report that is presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing the performance of other companies relative to us. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st still significantly exceed our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time. However, it is unclear whether seasonal impacts will be minimized or exaggerated in future periods as a result of the disruptions and uncertainties caused by the pandemic.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. The following table summarizes our results of operations:

	Three Months Ended June 30,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$504,678	100.0%	$283,169	100.0%	$221,509	78.2%
Cost of sales	244,175	48.4	140,603	49.7	(103,572)	(73.7)
Gross profit	260,503	51.6	142,566	50.3	117,937	82.7
Selling, general, and administrative expenses	198,671	39.4	150,265	53.0	(48,406)	(32.2)
Income (loss) from operations	61,832	12.2	(7,699)	(2.7)	69,531	903.1
Other expense, net	181	—	373	0.2	192	51.5
Income (loss) before income taxes	61,651	12.2	(8,072)	(2.9)	69,723	863.8
Income tax expense (benefit)	13,527	2.7	(99)	(0.1)	(13,626)	(13,763.6)
Net income (loss)	48,124	9.5	(7,973)	(2.8)	56,097	703.6
Total other comprehensive income, net of tax	3,351	0.7	1,006	0.3	2,345	233.1
Comprehensive income (loss)	$51,475	10.2%	$(6,967)	(2.5)%	$58,442	838.8%
Net income (loss) per share
Basic	$1.73		$(0.28)		$2.01
Diluted	$1.71		$(0.28)		$1.99

Net Sales. The following table summarizes our net sales by location, and by brand and channel:

	Three Months Ended June 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$336,059	$184,300	$151,759	82.3%
International	168,619	98,869	69,750	70.5
Total	$504,678	$283,169	$221,509	78.2%
Net sales by brand and channel
UGG brand
Wholesale	$135,056	$43,428	$91,628	211.0%
Direct-to-Consumer	77,986	81,312	(3,326)	(4.1)
Total	213,042	124,740	88,302	70.8
HOKA brand
Wholesale	151,147	70,619	80,528	114.0
Direct-to-Consumer	61,966	38,399	23,567	61.4
Total	213,113	109,018	104,095	95.5
Teva brand
Wholesale	43,359	21,411	21,948	102.5
Direct-to-Consumer	15,118	13,833	1,285	9.3
Total	58,477	35,244	23,233	65.9

	Three Months Ended June 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	10,382	7,228	3,154	43.6
Direct-to-Consumer	4,664	6,006	(1,342)	(22.3)
Total	15,046	13,234	1,812	13.7
Other brands
Wholesale	4,306	635	3,671	578.1
Direct-to-Consumer	694	298	396	132.9
Total	5,000	933	4,067	435.9
Total	$504,678	$283,169	$221,509	78.2%
Total Wholesale	$344,250	$143,321	$200,929	140.2%
Total Direct-to-Consumer	160,428	139,848	20,580	14.7
Total	$504,678	$283,169	$221,509	78.2%

Total net sales increased primarily due to higher UGG, HOKA, and Teva brand wholesale sales, as well as higher DTC sales. Further, we experienced an increase of 80.0% in total volume of pairs sold to 9,900 from 5,500 compared to the prior period. On a constant currency basis, net sales increased by 76.1% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased primarily due to higher global sell-in of product, including the benefit of the UGG brand lapping disruptions from the pandemic during the three months ended June 30, 2020. The UGG brand wholesale channel also experienced higher replenishment orders ahead of its core selling season due to depleted inventory at our domestic wholesale partners caused by higher sell-through in our prior fiscal year. The UGG brand's global wholesale partners also received earlier fall product shipments to mitigate macro-economic supply chain pressures.

•Wholesale net sales of the HOKA brand increased primarily due to global expansion of market share, including reaching new customers, driven by increased brand awareness through expanded marketing, including a return of in-person events, and core key franchise updates.

•Wholesale net sales of the Teva brand increased primarily due to accelerated domestic demand for Teva brand products, as well as positive impacts of recovery from the pandemic, including increased store traffic and higher reorders from our wholesale partners through the brands' peak sell-in period.

•DTC net sales increased primarily due to higher global net sales for the HOKA brand, as well as higher international net sales for the UGG brand, including benefits from localized marketing investments in Europe and Asia, partially offset by lower domestic sales for the UGG brand in the slipper category, compared to the prior period. Due to the disruption of our retail store base throughout the three months ended June 30, 2020, we are not reporting a comparable DTC net sales metric for our first fiscal quarter.

•International net sales, which are included in the reportable operating segment net sales presented above, represented 33.4% and 34.9% of total net sales for the three months ended June 30, 2021 and 2020, respectively. International net sales increased by 70.5% compared to the prior period, primarily due to higher net sales in Europe and Asia for the UGG brand, particularly for the wholesale channel, as well as for the HOKA brand across all channels. The decrease in international net sales as a percentage of total net sales was driven by higher domestic sales as a percentage of worldwide sales, primarily due to a higher rate of domestic wholesale channel net sales for the UGG, HOKA, and Teva brands.

Gross Profit. Gross profit as a percentage of net sales increased to 51.6% from 50.3%, compared to the prior period, primarily due to favorable brand and product mix, a reduction in reserves as a percentage of sales, and favorable changes in foreign currency exchange rates, partially offset by unfavorable channel mix resulting from increased penetration of the wholesale versus DTC channels, as well as higher air freight costs.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll costs of approximately $24,800, primarily due to higher warehousing costs for higher headcount and wages, outside services, and long-term incentive performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $18,500, primarily due to higher digital marketing for the UGG and HOKA brands to drive global brand heat and awareness.

•Increased other variable net selling expenses of approximately $10,300, including transaction and warehousing fees and shipping supplies, primarily due to higher sales and commissions, as well as information technology, partially offset by insurance recovery proceeds.

•Increased other operating expenses of approximately $1,900, primarily due to depreciation and travel expenses.

•Increased foreign currency-related losses of $700, primarily driven by unfavorable changes in the US dollar exchange rate against the Canadian foreign currency exchange rate.

•Decreased expenses for allowances for trade accounts receivable of approximately $5,500, primarily due to a decrease in bad debt expense to account for the lower risk of wholesale customer payment defaults resulting from the ongoing recovery from the pandemic.

•Decreased impairments of operating lease and long-lived assets of approximately $2,700 due to higher retail sales and lower early store closures.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$35,838	$(3,735)	$39,573	1,059.5%
HOKA brand wholesale	46,363	17,235	29,128	169.0
Teva brand wholesale	14,503	4,202	10,301	245.1
Sanuk brand wholesale	3,404	488	2,916	597.5
Other brands wholesale	2,707	(1,270)	3,977	313.1
Direct-to-Consumer	39,683	31,027	8,656	27.9
Unallocated overhead costs	(80,666)	(55,646)	(25,020)	(45.0)
Total	$61,832	$(7,699)	$69,531	903.1%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross profit, primarily driven by UGG and HOKA brand wholesale, as well as lower SG&A expenses as a percentage of net sales. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of UGG and HOKA brand wholesale was due to higher net sales at higher gross profit, as well as lower bad debt expenses, partially offset by higher variable marketing and selling expenses.

•The increase in income from operations of Teva brand wholesale was due to higher net sales at higher gross profit, partially offset by higher variable marketing expenses.

•The increase in income from operations of DTC was due to higher net sales at higher gross profit, partially offset by higher variable marketing and selling expenses as well as higher variable e-commerce operating costs.

•The increase in unallocated overhead costs was primarily due to higher warehousing costs, including for payroll and outside services, as well as long-term incentive performance-based compensation, and information technology.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to lower interest expense resulting from repayment of our mortgage in the prior fiscal year as well as lower interest income on invested cash balances driven by lower average interest rates.

Income Tax Expense. Income tax expense (benefit) and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2021	2020
Income tax expense (benefit)	$13,527	$(99)
Effective income tax rate	21.9%	1.2%

The increase in our effective income tax rate during the three months ended June 30, 2021, compared to the prior period, was primarily due to higher income from operations as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, compared to the prior period, which recognized a tax benefit due to an operating loss.

Foreign income before income taxes was $21,178 and $4 and worldwide income (loss) before income taxes was $61,651 and $(8,072) during the three months ended June 30, 2021 and 2020, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign gross profit and lower foreign operating expenses as a percentage of worldwide sales.

We expect our foreign income or loss before income taxes, as well as our effective income tax rate, will continue to fluctuate from period to period based on several factors, including the impact of our global product sourcing organization, our actual results of operations from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). Foreign income before income taxes will continue to grow in the long-term, in both absolute terms and as a percentage of worldwide income before income taxes, as we focus on the global composition of our business, localized strategies for international markets, and investments in international regions. In addition, we believe our effective income tax rate will be impacted by our actual foreign income or loss before income taxes relative to our actual worldwide income or loss before income taxes. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on our tax strategy.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross profit, partially offset by higher SG&A expenses. Net income per share increased, compared to the prior period, due to higher net income.

Total Other Comprehensive Income, Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was due to higher foreign currency translation gains relating to changes to our net asset position for favorable Asian and European foreign currency exchange rates, as well as higher unrealized gains on foreign currency hedges.

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

During the three months ended June 30, 2021, no cash and cash equivalents were repatriated. As of June 30, 2021, we had $180,797 of cash and cash equivalents outside the US and held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on the impacts of the recent Tax Reform Act.

We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as our prior stock repurchase program. As of June 30, 2021, the aggregate remaining approved amount under our stock repurchase programs was $728,495. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of June 30, 2021, we had no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY300,000, or $46,434. As of June 30, 2021, we had no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $46,403 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY3,000,000, or $27,088. As of June 30, 2021, we had no outstanding balance and available borrowings of $27,088 under our Japan Credit Facility.

Debt Covenants. As of June 30, 2021, we were in compliance with all financial covenants under our credit facilities.

Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our capital resources.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Net cash (used in) provided by operating activities	$(36,332)	$21,169	$(57,501)	(271.6)%
Net cash used in investing activities	(15,515)	(9,212)	(6,303)	(68.4)
Net cash (used in) provided by financing activities	(82,182)	3	(82,185)	(2,739,500.0)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The increase in net cash used in operating activities during the three months ended June 30, 2021, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $104,726, partially offset by positive net income after non-cash adjustments of $47,225. The changes in operating assets and liabilities were primarily due to net negative changes in inventories, net, trade accounts receivable, net, other assets, prepaid expenses and other current assets, and other accrued expenses, partially offset by net positive changes in trade accounts payable and income tax receivable.

Investing Activities. The increase in net cash used in investing activities during the three months ended June 30, 2021, compared to the prior period, was primarily due to higher capital expenditures for our new US DC, partially offset by lower capital expenditures for information technology and retail stores.

Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2021, compared to the prior period, was primarily due to higher stock repurchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended June 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2021 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our condensed consolidated financial statements: allowances for doubtful accounts, sales discounts, and chargebacks; estimated sales return liability; inventory valuations and related reserves; valuation of operating lease assets and lease liabilities; valuation of goodwill, other intangible assets, and long-lived assets; and performance-based compensation. The full impact of the ongoing pandemic is unknown and cannot be reasonably estimated for these key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected. Refer to the section "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for a summary of applicable key estimates and assumptions.

There have been no material changes to the critical accounting policies and estimates disclosed in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, which include sheepskin, leather, and wool. The supply of sheepskin, which is used to manufacture a significant portion of the UGG brand products, is in high demand and there are a limited number of suppliers that can meet our expectations for the quantity and quality of sheepskin that we require. Most of our sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the UK. While we have experienced fairly stable pricing in recent years, historically there have been significant fluctuations in the price of sheepskin as the demand for this commodity from our consumers and our competitors has changed. We believe significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool and leather, the demand for our products and the products of our competitors, use of substitute products or components, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin.

We typically fix prices for all of our raw materials with firm pricing agreements on a seasonal basis. For sheepskin and leather, we use purchasing contracts and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and other pricing arrangements we use for sheepskin and leather typically result in purchase obligations which are not recorded in our condensed consolidated balance sheets. With respect to sheepskin and leather, in the event of significant price increases for these commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our profitability.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of June 30, 2021, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $11,800. Refer to Note 8, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts. As of June 30, 2021, there were no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR and CDOR for our Primary Credit Facility, the PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the three months ended June 30, 2021, due to no outstanding balances under our revolving credit facilities. Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on our internal control over financial reporting and to minimize such impacts on their design and operating effectiveness.

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

Refer to Note 6, “Commitments and Contingencies,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on legal proceedings.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended June 30, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized various stock repurchase programs pursuant to which we may repurchase shares of our common stock. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as our prior stock repurchase program. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of June 30, 2021, no defaults had occurred under our credit agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended June 30, 2021:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase**
April 1 - April 30, 2021	42,906	$335.67	$14,402	$796,259
May 1 - May 31, 2021	55,455	323.60	17,945	778,314
June 1 - June 30, 2021	150,970	329.99	49,819	728,495

*Any share repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

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

Date: August 5, 2021