Form 10-Q
period 2021-09-30
DECKERS OUTDOOR CORP
filed 2021-11-04
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 21, 2021, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 27,448,120.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2021

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2021 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•the operational challenges faced by our warehouse and distribution centers, our wholesale customers, our global third-party logistics providers, and third-party carriers, including as a result of global supply chain disruptions, and the related impacts on our ability to timely deliver products;
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

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), and Koolaburra® (Koolaburra) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except for per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2021	March 31, 2021
ASSETS		(AUDITED)
Cash and cash equivalents	$746,211	$1,089,361
Trade accounts receivable, net of allowances ($28,962 and $26,516 as of September 30, 2021 and March 31, 2021, respectively)	370,361	215,718
Inventories, net of reserves ($20,699 and $19,632 as of September 30, 2021 and March 31, 2021, respectively)	636,270	278,242
Prepaid expenses	26,611	16,924
Other current assets	50,282	44,244
Income tax receivable	13,815	6,310
Total current assets	1,843,550	1,650,799
Property and equipment, net of accumulated depreciation ($272,523 and $266,905 as of September 30, 2021 and March 31, 2021, respectively)	223,687	206,210
Operating lease assets	190,611	186,991
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($78,449 and $77,473 as of September 30, 2021 and March 31, 2021, respectively)	40,819	41,945
Deferred tax assets, net	39,580	37,194
Other assets	58,195	30,576
Total assets	$2,410,432	$2,167,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	497,125	231,632
Accrued payroll	42,160	79,152
Operating lease liabilities	48,867	46,768
Other accrued expenses	70,658	68,995
Income taxes payable	17,191	36,920
Value added tax payable	6,962	4,901
Total current liabilities	682,963	468,368
Long-term operating lease liabilities	182,089	176,274
Income tax liability	56,332	60,094
Other long-term liabilities	25,302	18,744
Total long-term liabilities	263,723	255,112
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,567 and 27,910 as of September 30, 2021 and March 31, 2021, respectively)	276	279
Additional paid-in capital	206,770	203,310
Retained earnings	1,271,596	1,257,379
Accumulated other comprehensive loss	(14,896)	(16,743)
Total stockholders' equity	1,463,746	1,444,225
Total liabilities and stockholders' equity	$2,410,432	$2,167,705

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales	$721,902	$623,525	$1,226,580	$906,694
Cost of sales	354,814	304,548	598,989	445,151
Gross profit	367,088	318,977	627,591	461,543
Selling, general, and administrative expenses	238,907	190,373	437,578	340,638
Income from operations	128,181	128,604	190,013	120,905
Interest income	(460)	(452)	(942)	(1,126)
Interest expense	913	1,205	1,809	2,395
Other expense (income), net	48	(113)	(185)	(256)
Total other expense, net	501	640	682	1,013
Income before income taxes	127,680	127,964	189,331	119,892
Income tax expense	25,617	26,410	39,144	26,311
Net income	102,063	101,554	150,187	93,581
Other comprehensive (loss) income
Unrealized gain (loss) on cash flow hedges, net of tax	1,033	(800)	2,491	(447)
Foreign currency translation (loss) gain	(2,537)	6,395	(644)	7,048
Total other comprehensive (loss) income	(1,504)	5,595	1,847	6,601
Comprehensive income	$100,559	$107,149	$152,034	$100,182
Net income per share
Basic	$3.69	$3.62	$5.42	$3.34
Diluted	$3.66	$3.58	$5.37	$3.30
Weighted-average common shares outstanding
Basic	27,651	28,046	27,731	28,024
Diluted	27,896	28,335	27,978	28,314

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock	(249)	(2)	—	(82,164)	—	(82,166)
Net income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	277	208,763	1,223,339	(13,392)	1,418,987
Stock-based compensation	1	—	6,288	—	—	6,288
Shares issued upon vesting	36	—	914	—	—	914
Shares withheld for taxes	—	—	(9,195)	—	—	(9,195)
Repurchases of common stock	(133)	(1)	—	(53,806)	—	(53,807)
Net income	—	—	—	102,063	—	102,063
Total other comprehensive loss	—	—	—	—	(1,504)	(1,504)
Balance, September 30, 2021	27,567	$276	$206,770	$1,271,596	$(14,896)	$1,463,746

	Six Months Ended September 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	1	—	3,618	—	—	3,618
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	4	—	247	—	—	247
Shares withheld for taxes	—	—	(90)	—	—	(90)
Net loss	—	—	—	(7,973)	—	(7,973)
Total other comprehensive income	—	—	—	—	1,006	1,006
Balance, June 30, 2020	28,005	280	195,226	965,975	(24,553)	1,136,928
Stock-based compensation	1	—	4,019	—	—	4,019
Shares issued upon vesting	60	1	697	—	—	698
Exercise of stock options	16	—	1,134	—	—	1,134
Shares withheld for taxes	—	—	(6,964)	—	—	(6,964)
Net income	—	—	—	101,554	—	101,554
Total other comprehensive income	—	—	—	—	5,595	5,595
Balance, September 30, 2020	28,082	$281	$194,112	$1,067,529	$(18,958)	$1,242,964

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$150,187	$93,581
Reconciliation of net income to net cash used in by operating activities:
Depreciation, amortization, and accretion	19,931	19,499
Amortization on cloud computing arrangements	767	204
Bad debt (benefit) expense	(10)	7,163
Deferred tax (benefit) expense	(3,239)	1,503
Stock-based compensation	11,792	7,635
Loss on disposal of long lived assets	23	135
Impairment of operating lease assets and leasehold improvements	—	2,680
Gain on settlement of asset retirement obligations	—	(165)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(154,633)	(147,832)
Inventories, net	(358,028)	(172,518)
Prepaid expenses and other current assets	(10,942)	(12,012)
Income tax receivable	(7,505)	(3,205)
Net operating lease assets and lease liabilities	5,947	(3,385)
Other assets	(28,387)	(2,417)
Trade accounts payable	256,028	162,289
Other accrued expenses	(37,673)	11,434
Income taxes payable	(19,729)	20,607
Other long-term liabilities	2,797	(1,157)
Net cash used in operating activities	(172,674)	(15,961)
INVESTING ACTIVITIES
Purchases of property and equipment	(26,719)	(13,333)
Proceeds from sales of property and equipment	—	49
Net cash used in investing activities	(26,719)	(13,284)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	9,100
Proceeds from issuance of stock	914	698
Proceeds from exercise of stock options	69	1,381
Repurchases of common stock	(135,973)	—
Cash paid for shares withheld for taxes	(9,280)	(7,054)
Repayments of mortgage principal	—	(309)
Net cash (used in) provided by financing activities	(144,270)	3,816
Effect of foreign currency exchange rates on cash and cash equivalents	513	2,407
Net change in cash and cash equivalents	(343,150)	(23,022)
Cash and cash equivalents at beginning of period	1,089,361	649,436
Cash and cash equivalents at end of period	$746,211	$626,414

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $71 and $1,292, as of September 30, 2021 and 2020, respectively	$74,312	$11,764
Interest	936	1,505
Operating leases	28,470	28,911
Non-cash investing activities
Accrued for purchases of property and equipment	5,959	3,598
Accrued for asset retirement obligations	3,505	323
Leasehold improvements acquired through tenant allowances	4,061	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2021 and for the three and six months ended September 30, 2021 and 2020 are prepared in accordance with generally accepted accounting principles in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2021 is derived from the Company's audited condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (prior fiscal year), which was filed with the SEC on May 28, 2021 (2021 Annual Report).

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
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as allowances for doubtful accounts, sales discounts, and chargebacks; estimated sales return liability; contract assets and liabilities; inventory valuations and related reserves; stock-based compensation; impairment assessments, including valuations for goodwill, other intangible assets, and long-lived assets, as well as operating lease assets and lease liabilities; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate utilized to discount its unpaid lease payments to measure its operating lease assets and lease liabilities.

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

Recently Adopted. The following is a summary of each ASU recently adopted by and its impact on the Company:

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

Not Yet Adopted. The following is a summary of each ASU issued that is applicable to and has not yet been adopted, as well as the planned period of adoption and the expected impact on the Company upon its adoption:

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
For the Three and Six Months Ended September 30, 2021 and 2020
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

Activity during the six months ended September 30, 2021 related to estimated sales returns is as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return allowance*	11,861	(46,731)
Actual returns	(14,348)	58,532
Balance, September 30, 2021	$8,217	$(25,916)

Activity during the six months ended September 30, 2020 related to estimated sales returns is as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	17,984	(59,811)
Actual returns	(16,386)	51,685
Balance, September 30, 2020	$11,261	$(33,793)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets.

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. As of September 30, 2021 and March 31, 2021, the Company's contract liability for loyalty programs is $11,380 and $12,231, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Deferred Revenue. Deferred revenue results when customer cash payments are received prior to transfer of control of ordered product, which occurs either when shipped or delivered in accordance with the contractual terms. These cash payments include amounts which are refundable. The Company recognizes deferred revenue into net sales in its wholesale channel. As of September 30, 2021 and March 31, 2021, the Company's contract liability for deferred revenue is $21,334 and $5,425, respectively.

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

Assets and liabilities measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

		Measured Using
	September 30, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,493	$9,493	$—	$—
Non-qualified deferred compensation liability	(9,663)	(9,663)	—	—
Designated Derivative Contracts asset	3,286	—	3,286	—
Non-Designated Derivative Contracts asset	749	—	749	—

		Measured Using
	March 31, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,107	$9,107	$—	$—
Non-qualified deferred compensation liability	(6,692)	(6,692)	—	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. As of September 30, 2021, the non-qualified deferred compensation asset of $9,493 is recorded in other assets in the condensed consolidated balance sheets. As of September 30, 2021, the non-qualified deferred compensation liability of $9,663 is recorded in the condensed consolidated balance sheets, with $725 in other accrued expenses and $8,938 in other long-term liabilities.

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

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Income tax expense	$25,617	$26,410	$39,144	$26,311
Effective income tax rate	20.1%	20.6%	20.7%	21.9%

The tax provisions during the three and six months ended September 30, 2021 and 2020 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal year ending March 31, 2022 and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended September 30, 2021, the decrease in the effective income tax rate, compared to the prior period, was primarily due to lower income from operations, as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, partially offset by lower net discrete tax benefits, primarily driven by increased reserves net of additional tax deductions for stock-based compensation recorded in the current period.

During the six months ended September 30, 2021, the decrease in the effective income tax rate, compared to the prior period, was primarily due to higher net discrete tax benefits related to increased tax deductions for stock-based compensation recorded in the current period, as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, partially offset by additional return to provision adjustments.

Note 5. Revolving Credit Facilities

Primary Credit Facility. In September 2018, the Company entered into a credit agreement (as amended, the Primary Credit Facility) that provides for a five-year, $400,000 unsecured revolving credit facility, contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023.

At the Company's election, interest under the Primary Credit Facility is tied to the adjusted LIBOR or the alternate base rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of September 30, 2021, the effective interest rates for US dollar LIBOR and ABR are 1.21% and 3.38%, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
During the six months ended September 30, 2021, the Company made no borrowings or repayments under the Primary Credit Facility. As of September 30, 2021, the Company has no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

China Credit Facility. In August 2013, Deckers (Beijing) Trading Co., Ltd., a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $46,445, with an overdraft facility sublimit of CNY100,000, or $15,482.

The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of September 30, 2021, the effective interest rate is 4.15%.

During the six months ended September 30, 2021, the Company made no borrowings or repayments under the China Credit Facility. As of September 30, 2021, the Company has no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $46,414 under the China Credit Facility.

Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY3,000,000, or $26,854, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of September 30, 2021, the effective interest rate is 0.48%.

During the six months ended September 30, 2021, the Company made no borrowings or repayments under the Japan Credit Facility. As of September 30, 2021, the Company has no outstanding balance and available borrowings of $26,854 under the Japan Credit Facility.

Debt Covenants. As of September 30, 2021, the Company is in compliance with all financial covenants under the credit facilities.

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$12,930	$3,378	$26,294	$5,869
Reductions to operating lease assets for reductions to lease liabilities*	(243)	(476)	(624)	(2,413)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
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

On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. Australian Leather counterclaimed alleging that the UGG brand trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG brand trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit (Court of Appeals). On May 7, 2021, the Court of Appeals affirmed the District Court’s ruling dismissing Australian Leather’s affirmative defenses and counterclaims and upholding the UGG brand trademark. On October 4, 2021, Australian Leather filed a petition for writ of certiorari asking the US Supreme Court to review the decision of the Court of Appeals.

Note 7. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to key personnel, including employees and directors. During the six months ended September 30, 2021, except for the Annual RSU and LTIP PSU grant activity summarized below, no additional awards were granted under the 2015 SIP.

Annual Awards. The Company granted annual awards under the 2015 SIP, as recorded in the condensed consolidated statements of comprehensive income, as summarized below:

	Six Months Ended September 30,
	2021		2020
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	37,764	$386.69	34,211	$200.83

Stock-based compensation is recorded net of estimated forfeitures in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income. The Annual RSUs typically vest in equal annual installments over three years following the date of grant. The Annual PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter. Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of September 30, 2021 is $17,361.

Long-Term Incentive Plan Awards. In July and August 2021, the Company approved awards under the 2015 SIP for the issuance of PSUs (2022 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2022 LTIP PSUs are subject to vesting based on service conditions over three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ending March 31, 2022, 2023, and 2024 (collectively, the Measurement Periods) and incorporates a relative total stockholder return (TSR) modifier for the 36-month period (commencing April 1, 2021) ending March 31, 2024 (collectively, the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2022 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2022 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2022 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards at the target performance level of 26,347 2022 LTIP PSUs during the three months ended September 30, 2021. The weighted-average grant date fair value per share of these 2022 LTIP PSUs was $435.94. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for these awards was probable as of the grant date.

Future unrecognized stock-based compensation expense for the target level of all LTIP PSUs outstanding as of September 30, 2021, including the 2022 LTIP PSUs discussed above, the 19,890 2021 LTIP PSUs issued in March 2021, and the 38,174 2020 LTIP PSUs issued in September 2019, is $20,351.

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

As of September 30, 2021, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$76,266	$28,395	$104,661
Fair value recorded in other current assets	3,286	749	4,035

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
As of September 30, 2021, the Company's outstanding derivative contracts are held by an aggregate of four counterparties, all with various maturity dates within the next six months. As of March 31, 2021, the Company has no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recorded in Other comprehensive income	$2,125	$(1,173)	$4,049	$(709)
Reclassifications from Accumulated other comprehensive loss into net sales	(762)	121	(762)	121
Income tax (expense) benefit in Other comprehensive income	(330)	252	(796)	141
Total	$1,033	$(800)	$2,491	$(447)

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Gain recorded in SG&A expenses	$413	$42	$748	$42

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2021, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 9, “Stockholders' Equity,” for further information on the components of AOCL.

Note 9. Stockholders' Equity

Stock Repurchase Programs. The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock, and, during April 2021, approved an additional authorization of $750,000 to repurchase the Company's common stock under the same conditions as the prior stock repurchase program (collectively, stock repurchase programs). The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of September 30, 2021, the aggregate remaining approved amount under the Company's stock repurchase programs is $674,687.

Stock repurchase activity under these programs for the six months ended September 30, 2021 was as follows:

Amounts
Total number of shares repurchased*	381,861
Average price paid per share	$356.08
Dollar value of shares repurchased	$135,973

*Any share repurchases are made as part of publicly announced programs in open-market transactions.

Subsequent to September 30, 2021 through October 21, 2021, the Company repurchased 130,517 shares for $46,684 at an average price of $357.69 per share, and has $628,003 remaining authorized under the stock repurchase programs.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the condensed consolidated balance sheets are as follows:

	September 30, 2021	March 31, 2021
Unrealized gain on cash flow hedges, net of tax	$2,491	$—
Cumulative foreign currency translation loss	(17,387)	(16,743)
Total	$(14,896)	$(16,743)

Note 10. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Basic	27,651,000	28,046,000	27,731,000	28,024,000
Dilutive effect of equity awards	245,000	289,000	247,000	290,000
Diluted	27,896,000	28,335,000	27,978,000	28,314,000
Excluded
Annual RSUs and Annual PSUs	2,000	—	10,000	23,000
LTIP PSUs	145,000	153,000	145,000	153,000
Deferred Non-Employee Director Equity Awards	—	—	—	3,000

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
For the Three and Six Months Ended September 30, 2021 and 2020
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

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales
UGG brand wholesale	$348,776	$291,994	$483,832	$335,422
HOKA brand wholesale	146,980	108,117	298,127	178,736
Teva brand wholesale	19,211	17,746	62,570	39,157
Sanuk brand wholesale	7,020	6,085	17,402	13,313
Other brands wholesale	23,253	27,672	27,559	28,307
Direct-to-Consumer	176,662	171,911	337,090	311,759
Total	$721,902	$623,525	$1,226,580	$906,694

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from operations
UGG brand wholesale	$121,701	$106,726	$157,539	$102,991
HOKA brand wholesale	43,294	33,826	89,657	51,061
Teva brand wholesale	4,908	4,762	19,411	8,964
Sanuk brand wholesale	1,523	1,139	4,927	1,627
Other brands wholesale	8,158	9,869	10,865	8,599
Direct-to-Consumer	38,734	43,284	78,417	74,311
Unallocated overhead costs	(90,137)	(71,002)	(170,803)	(126,648)
Total	$128,181	$128,604	$190,013	$120,905

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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	September 30, 2021	March 31, 2021
Assets
UGG brand wholesale	$736,080	$212,277
HOKA brand wholesale	171,783	168,365
Teva brand wholesale	43,390	87,284
Sanuk brand wholesale	33,437	38,311

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

	September 30, 2021	March 31, 2021
Other brands wholesale	50,932	18,732
Direct-to-Consumer	197,227	196,091
Total assets from reportable operating segments	1,232,849	721,060
Unallocated cash and cash equivalents	746,211	1,089,361
Unallocated deferred tax assets, net	39,580	37,194
Unallocated other corporate assets	391,792	320,090
Total	$2,410,432	$2,167,705

Note 12. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
International net sales	$207,267	$196,113	$375,886	$294,982
% of net sales	28.7%	31.5%	30.6%	32.5%
Net sales in foreign currencies	$158,548	$156,671	$247,981	$212,354
% of net sales	22.0%	25.1%	20.2%	23.4%
Ten largest customers as % of net sales	35.5%	31.9%	31.6%	27.3%

For the three and six months ended September 30, 2021 and 2020, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's net sales during the three and six months ended September 30, 2021 and 2020. The Company sells its products to customers for trade accounts receivable and, as of September 30, 2021 and March 31, 2021, has one customer that was 12.5% and 12.8%, respectively, of trade accounts receivable, net. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2021	March 31, 2021
US	$212,017	$194,833
Foreign*	11,670	11,377
Total	$223,687	$206,210

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2021 and March 31, 2021.

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

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
COVID-19 Pandemic

•Geographic regions in which we and our business partners operate continue to experience the impacts of the pandemic, including recent increases in the number of positive COVID-19 cases in certain locations, which may result in additional or prolonged facility closures, further disrupt our supply chain, prompt changes in consumer behavior, or reduce discretionary spending. Such factors are beyond our control and could elicit further actions and recommendations from governments and public health officials which could negatively impact our business and results of operations. We believe the actions we have taken to respond to the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position have helped to mitigate the impact of the pandemic on our business thus far, however the impacts from the pandemic continue to be uncertain and subject to change.

Supply Chain

•Similar to other companies in our industry, our network of strategic sourcing partners, which includes material vendors and manufacturers, are actively experiencing delays and disruptions related to COVID-19 outbreaks, including government-mandated shutdowns. However, due to the low exposure of our partners' facilities in Southern Vietnam, combined with our dual sourcing capabilities enabling production shifts to alternate locations, our strategic product prioritization, and the seasonality of our business, we have been able to mitigate against significant production disruptions thus far. Consequently, we currently do not expect such sourcing and production disruptions to cause a material negative top-line net sales effect on our results of operations for the full fiscal year ending March 31, 2022 (current fiscal year). Furthermore, as part of our ongoing sourcing strategy, production capacity has been added or reallocated within existing sourcing partners, while additional long-term strategy sourcing partners have been onboarded to further diversify our country level manufacturing and sourcing lines. These efforts are intended to support our growing brands as well as mitigate against similar localized risks prospectively.

•Although our distribution centers, including our owned DC and third-party logistics (3PL) providers, are currently operating and supporting ongoing logistics, certain of these facilities continue to experience operational challenges. These challenges may result in delays distributing our products and cost pressures in future periods, which may have an adverse effect on our results of operations. For example, we have experienced start-up challenges during the transition to our new European 3PL which we expect will result in additional supply chain pressures as they refine their system and delivery levels, but we are working closely with them to improve the efficiency of their operations. While the transition has been difficult in the current logistics environment, we believe this is a critical investment to create long-term capacity that will facilitate anticipated growth in the UGG and HOKA brands in future periods.

•The most significant macro-level supply chain impacts we have experienced in our current fiscal year are extended transit times and cost pressures related to container shortages, port congestion, and trucking scarcity, which worsened through our second fiscal quarter ending September 30, 2021 (second fiscal quarter). For example, in light of these ongoing constraints, our inventory in transit as of the end of our current second fiscal quarter was significantly higher than our inventory in transit as of the end of our historical fiscal quarters ended September 30th. Additionally, our increased usage of air freight, together with higher ocean container shipment and trucking costs, has elevated our transportation and logistics costs and may negatively impact our gross margin in future periods, particularly as we seek to maintain strategic product launch timelines. As these supply chain disruptions continue and we work to manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, including the possibility of order cancellations. However, we remain focused on mitigating the impacts of these ongoing disruptions, including the early procurement of inventory which will likely result in higher levels of inventory to allow us to maintain expected service levels, while acting as a hedge to other inflationary pressures into our next fiscal year ending March 31, 2023.

•We continue making infrastructure investments to support our scaling business, including investments in our global distribution and logistics capabilities, end-to-end planning systems, and e-commerce platforms. For example, our new US DC is expected to begin limited operations during our third fiscal quarter ending December 31, 2021, and we expect this to create long-term capacity for the growth of the UGG and HOKA brands.

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

Consumer Shopping Patterns

•As government restrictions surrounding the pandemic have eased, allowing consumers to return to physical retail stores, fluctuations in consumer spending patterns have resulted in a channel mix shift. However, our aggregated DTC channel mix is above our historical pre-pandemic levels. Further, we believe DTC channel demand will continue to increase as we prioritize consumer acquisition and experience strong demand for the HOKA and UGG brands. Our long-term growth strategy remains focused on building our DTC channel to represent an increasing portion of our total net sales.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand globally to execute our long-term growth strategy, including through our optimized digital marketing strategy. The HOKA brand’s growth has been balanced across its ecosystem of access points, with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our seasonality trends. We expect our e-commerce business for the HOKA brand will continue to be a key driver of long-term growth. We intend to focus our efforts on consumer acquisition in key markets and launching innovative product offerings to increase category adoption and market share gains with existing consumers to drive brand performance. For example, we opened the HOKA brand's first owned and operated retail stores in China and launched HOKA brand pop-up stores in North America during our second fiscal quarter to build upon the HOKA brand's retail strategy and define the optimal consumer experience and concept for the HOKA brand. We plan to open additional locations in China in the near term.

•Our marketplace strategies in Europe and Asia have continued to drive UGG brand awareness and consumer acquisition through building a foundation of diversified and counter-seasonal product acceptance, especially with younger consumers, which is fueling a healthier product mix and reducing the need for promotional activity, particularly in Europe. We believe that continuing to showcase these product offerings through localized marketing investments and converting a higher percentage of consumers to repeat purchases across diverse product categories will fuel global demand for the UGG brand throughout our current fiscal year.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2021, we operate our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, for which the net sales are recorded in our DTC reportable operating segment.

Retail Business. Our global Company-owned retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, though also include recent openings of HOKA brand concept stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

As of September 30, 2021, we have a total of 145 global retail stores, which includes 76 concept stores and 69 outlet stores. While we generally open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter, the timing of such openings and closures may vary. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are eight flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase UGG brand or HOKA brand products in mono branded stores. Primarily located in major tourist locations, these stores are typically larger than our general concept stores with broader product offerings and greater traffic. We anticipate continuing to operate a curated fleet of flagship stores to enhance our interaction with our consumers and increase brand loyalty. The net sales for these stores are recorded in our DTC reportable operating segment.

Shop-in-Shop Stores. Included in the total count of global concept stores are 29 shop-in-shop (SIS) stores, defined as concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Results of operations were as follows:

	Three Months Ended September 30,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$721,902	100.0%	$623,525	100.0%	$98,377	15.8%
Cost of sales	354,814	49.1	304,548	48.8	(50,266)	(16.5)
Gross profit	367,088	50.9	318,977	51.2	48,111	15.1
Selling, general, and administrative expenses	238,907	33.1	190,373	30.6	(48,534)	(25.5)
Income from operations	128,181	17.8	128,604	20.6	(423)	(0.3)
Other expense, net	501	0.1	640	0.1	139	21.7
Income before income taxes	127,680	17.7	127,964	20.5	(284)	(0.2)
Income tax expense	25,617	3.6	26,410	4.2	793	3.0
Net income	102,063	14.1	101,554	16.3	509	0.5
Total other comprehensive (loss) income, net of tax	(1,504)	(0.2)	5,595	0.9	(7,099)	(126.9)
Comprehensive income	$100,559	13.9%	$107,149	17.2%	$(6,590)	(6.2)%
Net income per share
Basic	$3.69		$3.62		$0.07
Diluted	$3.66		$3.58		$0.08

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$514,635	$427,412	$87,223	20.4%
International	207,267	196,113	11,154	5.7
Total	$721,902	$623,525	$98,377	15.8%
Net sales by brand and channel
UGG brand
Wholesale	$348,776	$291,994	$56,782	19.4%
Direct-to-Consumer	99,639	123,083	(23,444)	(19.0)
Total	448,415	415,077	33,338	8.0
HOKA brand
Wholesale	146,980	108,117	38,863	35.9
Direct-to-Consumer	63,443	34,980	28,463	81.4
Total	210,423	143,097	67,326	47.0
Teva brand
Wholesale	19,211	17,746	1,465	8.3
Direct-to-Consumer	9,610	9,972	(362)	(3.6)
Total	28,821	27,718	1,103	4.0

	Three Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	7,020	6,085	935	15.4
Direct-to-Consumer	3,045	3,396	(351)	(10.3)
Total	10,065	9,481	584	6.2
Other brands
Wholesale	23,253	27,672	(4,419)	(16.0)
Direct-to-Consumer	925	480	445	92.7
Total	24,178	28,152	(3,974)	(14.1)
Total	$721,902	$623,525	$98,377	15.8%
Total Wholesale	$545,240	$451,614	$93,626	20.7%
Total Direct-to-Consumer	176,662	171,911	4,751	2.8
Total	$721,902	$623,525	$98,377	15.8%

Total net sales increased primarily due to higher UGG and HOKA brand wholesale sales, as well as higher HOKA brand DTC sales, partially offset by lower UGG brand DTC sales. Further, we experienced an increase of 11.8% in total volume of pairs sold to 12,300 from 11,000, compared to the prior period. On a constant currency basis, net sales increased by 14.8%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased primarily due to higher sales in North America, including the benefit of the UGG brand lapping disruptions from the pandemic during our prior fiscal year, as well as growth across a diversified product lineup, particularly for non-core Women's products, as well as our Men's and Kids' product lines. These effects were impacted by supply chain constraints, including extended transit lead times for fall shipments and the impacts of our transition to our new European 3PL.

•Wholesale net sales of the HOKA brand increased primarily due to higher sales in North America and Europe resulting from market share gains, including new consumer acquisition, driven by increased brand awareness through expanded sponsorship events and digital marketing, as well as core franchise updates.

•DTC net sales increased primarily due to higher global HOKA brand sales, partially offset by lower domestic UGG brand sales driven by lapping the benefit of consumer demand online in our prior fiscal year. Comparable DTC net sales for the 13 weeks ended September 26, 2021 increased by 1.0%, compared to the same prior period.

•International sales, which are included in the reportable operating segment sales presented above, represented 28.7% and 31.5% of total net sales for the three months ended September 30, 2021 and 2020, respectively. The decrease in international net sales as a percentage of total net sales was primarily driven by a higher rate of domestic sales for the HOKA brand in all channels and the UGG brand in the wholesale channel. However, international net sales increased by 5.7% compared to the prior period, primarily due to higher HOKA brand sales across all channels in Europe, partially offset by a decrease in wholesale channel sales for the UGG brand in Europe due to the impacts arising out of our transition to our new European 3PL. These effects were further impacted by supply chain constraints, including extended transit lead times.

Gross Profit. Gross profit as a percentage of net sales (gross margin) decreased to 50.9% from 51.2%, compared to the prior period, primarily due to higher freight costs, including usage of air freight, and unfavorable channel mix resulting from increased penetration of the wholesale versus DTC channels, partially offset by favorable product mix for the UGG and HOKA brands, favorable HOKA brand mix, favorable changes in foreign currency exchange rates, and fewer closeouts.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•Increased variable advertising and promotion expenses of approximately $19,500, primarily due to higher digital marketing and advertising expenses for the UGG, HOKA, and Teva brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased payroll and related costs of approximately $14,500, primarily due to higher headcount, including for warehousing teams, and other related compensation.

•Increased other variable net selling expenses of approximately $9,900, primarily due to higher warehousing fees, as well as e-commerce technology costs and shipping supplies due to higher sales and commissions, and higher operating costs for retail store re-openings.

•Increased other operating expenses of approximately $4,900, primarily due to higher information technology costs, travel expenses, and general insurance premiums.

•Increased foreign currency-related losses of $1,700, primarily driven by unfavorable changes in the US dollar exchange rate against Canadian and Chinese foreign currency exchange rates.

•Decreased expenses for allowances for trade accounts receivable of approximately $2,100, primarily due to a decrease in bad debt expense to account for the lower risk of wholesale customer payment defaults resulting from the ongoing recovery from the pandemic.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$121,701	$106,726	$14,975	14.0%
HOKA brand wholesale	43,294	33,826	9,468	28.0
Teva brand wholesale	4,908	4,762	146	3.1
Sanuk brand wholesale	1,523	1,139	384	33.7
Other brands wholesale	8,158	9,869	(1,711)	(17.3)
Direct-to-Consumer	38,734	43,284	(4,550)	(10.5)
Unallocated overhead costs	(90,137)	(71,002)	(19,135)	(26.9)
Total	$128,181	$128,604	$(423)	(0.3)%

The decrease in total income from operations, compared to the prior period, was due to higher SG&A expenses as a percentage of net sales as well as lower gross margin, partially offset by higher net sales. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of UGG brand wholesale was due to higher net sales, as well as lower bad debt expenses, partially offset by higher variable marketing expenses.

•The increase in income from operations of HOKA brand wholesale was primarily due to higher net sales, as well as lower bad debt expenses, partially offset by lower gross margin and higher variable marketing expenses.

•The decrease in income from operations of DTC was primarily due to higher variable marketing and selling expenses, higher retail operating costs, and higher variable e-commerce operating costs, partially offset by higher net sales at higher gross margin.

•The increase in unallocated overhead costs was primarily due to higher payroll and related costs due to higher headcount, including for warehouse teams, as well as higher operating expenses, including warehousing fees, insurance costs, and information technology, in addition to higher foreign currency-related losses.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to a lower interest expense resulting from the repayment of our mortgage during our prior fiscal year.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2021	2020
Income tax expense	$25,617	$26,410
Effective income tax rate	20.1%	20.6%

The decrease in our effective income tax rate, compared to the prior period, was primarily due to lower income from operations as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, partially offset by lower net discrete tax benefits, primarily driven by increased reserves net of additional tax deductions for stock-based compensation recorded in the current period.

Foreign income before income taxes was $37,393 and $49,793 and worldwide income before income taxes was $127,680 and $127,964 during the three months ended September 30, 2021 and 2020, respectively. The decrease in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales as a percentage of worldwide sales.

Refer to the section “Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020," below for further details on our pre-tax earnings and the effective income tax rate for the fiscal year ending March 31, 2022.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at lower gross margins, higher SG&A expenses, and lower income tax expense. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding driven by higher stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates, partially offset by higher unrealized gains on cash flow hedges.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020. Results of operations were as follows:

	Six Months Ended September 30,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,226,580	100.0%	$906,694	100.0%	$319,886	35.3%
Cost of sales	598,989	48.8	445,151	49.1	(153,838)	(34.6)
Gross profit	627,591	51.2	461,543	50.9	166,048	36.0
Selling, general, and administrative expenses	437,578	35.7	340,638	37.6	(96,940)	(28.5)
Income from operations	190,013	15.5	120,905	13.3	69,108	57.2
Other expense, net	682	0.1	1,013	0.1	331	32.7
Income before income taxes	189,331	15.4	119,892	13.2	69,439	57.9
Income tax expense	39,144	3.2	26,311	2.9	(12,833)	(48.8)
Net income	150,187	12.2	93,581	10.3	56,606	60.5
Total other comprehensive income, net of tax	1,847	0.3	6,601	0.7	(4,754)	(72.0)
Comprehensive income	$152,034	12.5%	$100,182	11.0%	$51,852	51.8%
Net income per share
Basic	$5.42		$3.34		$2.08
Diluted	$5.37		$3.30		$2.07

Net Sales. Net sales by location, and by brand and channel were as follows:

	Six Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$850,694	$611,712	$238,982	39.1%
International	375,886	294,982	80,904	27.4
Total	$1,226,580	$906,694	$319,886	35.3%
Net sales by brand and channel
UGG brand
Wholesale	$483,832	$335,422	$148,410	44.2%
Direct-to-Consumer	177,625	204,395	(26,770)	(13.1)
Total	661,457	539,817	121,640	22.5
HOKA brand
Wholesale	298,127	178,736	119,391	66.8
Direct-to-Consumer	125,409	73,379	52,030	70.9
Total	423,536	252,115	171,421	68.0
Teva brand
Wholesale	62,570	39,157	23,413	59.8
Direct-to-Consumer	24,728	23,805	923	3.9
Total	87,298	62,962	24,336	38.7
Sanuk brand
Wholesale	17,402	13,313	4,089	30.7
Direct-to-Consumer	7,709	9,402	(1,693)	(18.0)
Total	25,111	22,715	2,396	10.5

	Six Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	27,559	28,307	(748)	(2.6)
Direct-to-Consumer	1,619	778	841	108.1
Total	29,178	29,085	93	0.3
Total	$1,226,580	$906,694	$319,886	35.3%
Total Wholesale	$889,490	$594,935	$294,555	49.5%
Total Direct-to-Consumer	337,090	311,759	25,331	8.1
Total	$1,226,580	$906,694	$319,886	35.3%

Total net sales increased primarily due to higher UGG, HOKA, and Teva brand wholesale sales, as well as higher HOKA brand DTC sales, partially offset by lower UGG brand DTC sales. Further, we experienced an increase of 34.5% in total volume of pairs sold to 22,200 from 16,500 compared to the prior period. On a constant currency basis, net sales increased by 33.9% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased primarily due to higher sales in North America and Asia. The increase in sales included the benefit of the UGG brand lapping disruptions from the pandemic during our prior fiscal year, as well as growth across a diversified product lineup, particularly for non-core Women's products, as well as our Men's and Kids' product lines. These effects were impacted by supply chain constraints, including extended transit lead times for fall shipments and the impacts of our transition to our new European 3PL.

•Wholesale net sales of the HOKA brand increased primarily due to higher global sales resulting from market share gains, including new consumer acquisition, driven by increased brand awareness through expanded sponsorship events and digital marketing, as well as core key franchise updates.

•Wholesale net sales of the Teva brand increased primarily due to accelerated domestic demand for Teva brand products, as well as positive impacts of recovery from the pandemic, including higher reorders from our wholesale partners through the brands' peak sell-in period.

•DTC net sales increased primarily due to higher global HOKA brand sales, partially offset by lower domestic UGG brand sales driven by lapping the benefit of consumer demand online during our prior fiscal year. Due to the disruption of our retail store base throughout the six months ended September 30, 2020, we are not reporting a comparable DTC net sales metric for our year-to-date second fiscal quarter.

•International net sales, which are included in the reportable operating segment net sales presented above, represented 30.6% and 32.5% of total net sales for the six months ended September 30, 2021 and 2020, respectively. The decrease in international net sales as a percentage of total net sales was primarily driven by a higher rate of domestic sales for the HOKA brand in all channels as well as the UGG and Teva brands in the wholesale channel. However, international net sales increased by 27.4% compared to the prior period, primarily due to higher net sales for the HOKA and UGG brands in Europe and Asia across all channels. These effects were impacted by supply chain constraints, including extended transit lead times for fall shipments and the impacts of our transition to our new European 3PL.

Gross Profit. Gross profit as a percentage of net sales increased to 51.2% from 50.9%, compared to the prior period, primarily due to favorable product mix for the UGG and HOKA brands, favorable HOKA brand mix, favorable changes in foreign currency exchange rates, and a reduction in provisions as a percentage of sales, partially offset by higher freight costs, including usage of air freight, and unfavorable channel mix resulting from increased penetration of the wholesale versus DTC channels.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $38,600, primarily due to higher headcount, including for warehouse teams, and other related compensation.

•Increased variable advertising and promotion expenses of approximately $38,000, primarily due to higher digital marketing and advertising expenses for the UGG, HOKA, and Teva brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $18,100, including higher transaction and warehousing fees, as well as e-commerce technology costs and shipping supplies due to higher sales and commissions, and higher operating costs for retail store re-openings, partially offset by insurance recovery proceeds.

•Increased other operating expenses of approximately $10,100, primarily due to higher information technology costs, legal settlements, travel expenses, and general insurance premiums.

•Increased foreign currency-related losses of $2,400, primarily driven by unfavorable changes in the US dollar exchange rate against Canadian and Chinese foreign currency exchange rates.

•Decreased expenses for allowances for trade accounts receivable of approximately $7,600, primarily due to a decrease in bad debt expense to account for the lower risk of wholesale customer payment defaults resulting from the ongoing recovery from the pandemic.

•Decreased impairments of operating lease and long-lived assets of approximately $2,700.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$157,539	$102,991	$54,548	53.0%
HOKA brand wholesale	89,657	51,061	38,596	75.6
Teva brand wholesale	19,411	8,964	10,447	116.5
Sanuk brand wholesale	4,927	1,627	3,300	202.8
Other brands wholesale	10,865	8,599	2,266	26.4
Direct-to-Consumer	78,417	74,311	4,106	5.5
Unallocated overhead costs	(170,803)	(126,648)	(44,155)	(34.9)
Total	$190,013	$120,905	$69,108	57.2%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margin, as well as lower SG&A expenses as a percentage of net sales. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margin, as well as lower bad debt expenses, partially offset by higher variable marketing expenses.

•The increase in income from operations of HOKA brand wholesale was due to higher net sales, as well as lower bad debt expenses, partially offset by higher variable marketing and selling expenses and lower gross margin.

•The increase in income from operations of Teva brand wholesale was due to higher net sales at higher gross margin, partially offset by higher variable marketing expenses.

•The increase in income from operations of DTC was due to higher net sales at higher gross margin, partially offset by higher variable marketing and selling expenses, higher variable e-commerce operating costs, and higher retail operating costs.

•The increase in unallocated overhead costs was primarily due to higher payroll and related costs due to higher headcount, including for warehousing teams, as well as higher operating expenses, including warehousing fees, insurance costs, legal settlements, information technology, and depreciation expenses, in addition to higher foreign currency-related losses.

Other Expense, Net. The decrease in total other expense, net, compared to the prior period, was primarily due to lower interest expense resulting from repayment of our mortgage during our prior fiscal year as well as lower interest income on invested cash balances driven by lower average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2021	2020
Income tax expense	$39,144	$26,311
Effective income tax rate	20.7%	21.9%

The decrease in our effective income tax rate during the six months ended September 30, 2021, compared to the prior period, was primarily due to higher net discrete tax benefits related to increased tax deductions for stock-based compensation recorded in the current period, as well as changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, partially offset by additional return to provision adjustments.

Foreign income before income taxes was $58,571 and $49,797 and worldwide income before income taxes was $189,331 and $119,892 during the six months ended September 30, 2021 and 2020, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic sales and lower domestic operating expenses as a percentage of worldwide sales, partially offset by higher foreign gross margin.

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

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at a higher gross margin, partially offset by higher SG&A expenses and higher income tax expense. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding driven by higher stock repurchases.

Total Other Comprehensive Income, Net of Tax. The decrease in total other comprehensive income, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates, partially offset by higher unrealized gains on cash flow hedges.

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

During the six months ended September 30, 2021, no cash and cash equivalents were repatriated. As of September 30, 2021, we have $126,904 of cash and cash equivalents outside the US and held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on the impacts of the recent Tax Reform Act.

We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as our prior stock repurchase program. As of September 30, 2021, the aggregate remaining approved amount under our stock repurchase programs is $674,687. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Subsequent to September 30, 2021 through October 21, 2021, we repurchased 130,517 shares for $46,684 at an average price of $357.69 per share, and have $628,003 remaining authorized under our stock repurchase programs.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of September 30, 2021, we have no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY300,000, or $46,445. As of September 30, 2021, we have no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $46,414 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY3,000,000, or $26,854. As of September 30, 2021, we have no outstanding balance and available borrowings of $26,854 under our Japan Credit Facility.

Debt Covenants. As of September 30, 2021, we are in compliance with all financial covenants under our credit facilities.

Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our capital resources.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2021	2020	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(172,674)	$(15,961)	$(156,713)	(981.8)%
Net cash used in investing activities	(26,719)	(13,284)	(13,435)	(101.1)
Net cash (used in) provided by financing activities	(144,270)	3,816	(148,086)	(3,880.7)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The increase in net cash used in operating activities during the six months ended September 30, 2021, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities of $203,929, partially offset by positive net income after non-cash adjustments of $47,216. The changes in operating assets and liabilities were primarily due to net negative changes in inventories, net, other accrued expenses, income taxes payable, and other assets, partially offset by net positive changes in trade accounts payable.

Investing Activities. The increase in net cash used in investing activities during the six months ended September 30, 2021, compared to the prior period, was primarily due to higher capital expenditures for our new US DC and information technology, partially offset by lower capital expenditures for retail stores.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2021, compared to the prior period, was primarily due to higher stock repurchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended September 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2021 Annual Report.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of September 30, 2021, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $10,100. Refer to Note 8, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts. As of September 30, 2021, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR and CDOR for our Primary Credit Facility, the PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the six months ended September 30, 2021, due to no outstanding balances under our revolving credit facilities. Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2021.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

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

Refer to Note 6, “Commitments and Contingencies,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our legal proceedings.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended September 30, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report.

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

Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of September 30, 2021, no defaults have occurred under our credit agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended September 30, 2021:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase**
July 1 - July 31, 2021	—	$—	$—	$728,495
August 1 - August 31, 2021	40,797	428.86	17,496	710,999
September 1 - September 30, 2021	91,733	395.84	36,311	674,687

*Any share repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to September 30, 2021 through October 21, 2021, we repurchased 130,517 shares for $46,684 at an average price of $357.69 per share, and have $628,003 remaining authorized under our stock repurchase programs.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	Amended and Restated Bylaws of Deckers Outdoor Corporation, as updated through September 15, 2021
*10.1	JPMorgan Amendment No. 1 to Credit Agreement
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 4, 2021