Form 10-Q
period 2021-12-31
DECKERS OUTDOOR CORP
filed 2022-02-07
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 20, 2022, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 27,241,283.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2021

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2021 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•the operational challenges faced by our warehouse and distribution centers, our wholesale customers, our global third-party logistics providers, and third-party carriers, including as a result of global supply chain disruptions and labor shortages, and the related impacts on our ability to timely deliver products;
•availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;
•inflationary pressures, including on employee wages and our raw material costs;
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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2021	March 31, 2021
ASSETS		(AUDITED)
Cash and cash equivalents	$998,261	$1,089,361
Trade accounts receivable, net of allowances ($40,965 and $26,516 as of December 31, 2021 and March 31, 2021, respectively)	334,541	215,718
Inventories	550,749	278,242
Prepaid expenses	28,231	16,924
Other current assets	68,773	44,244
Income tax receivable	14,052	6,310
Total current assets	1,994,607	1,650,799
Property and equipment, net of accumulated depreciation ($278,877 and $266,905 as of December 31, 2021 and March 31, 2021, respectively)	221,013	206,210
Operating lease assets	180,073	186,991
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($78,745 and $77,473 as of December 31, 2021 and March 31, 2021, respectively)	40,252	41,945
Deferred tax assets, net	40,881	37,194
Other assets	56,752	30,576
Total assets	$2,547,568	$2,167,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$482,059	$231,632
Accrued payroll	49,866	79,152
Operating lease liabilities	48,290	46,768
Other accrued expenses	100,605	68,995
Income tax payable	26,769	36,920
Value added tax payable	20,341	4,901
Total current liabilities	727,930	468,368
Long-term operating lease liabilities	171,314	176,274
Income tax liability	58,029	60,094
Other long-term liabilities	25,553	18,744
Total long-term liabilities	254,896	255,112
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 27,243 and 27,910 as of December 31, 2021 and March 31, 2021, respectively)	272	279
Additional paid-in capital	209,795	203,310
Retained earnings	1,373,832	1,257,379
Accumulated other comprehensive loss	(19,157)	(16,743)
Total stockholders' equity	1,564,742	1,444,225
Total liabilities and stockholders' equity	$2,547,568	$2,167,705

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$1,187,752	$1,077,759	$2,414,332	$1,984,453
Cost of sales	566,531	463,862	1,165,520	909,013
Gross profit	621,221	613,897	1,248,812	1,075,440
Selling, general, and administrative expenses	327,825	285,242	765,403	625,880
Income from operations	293,396	328,655	483,409	449,560
Interest income	(369)	(593)	(1,311)	(1,719)
Interest expense	999	959	2,808	3,354
Other income, net	(191)	(267)	(376)	(523)
Total other expense, net	439	99	1,121	1,112
Income before income taxes	292,957	328,556	482,288	448,448
Income tax expense	60,014	73,020	99,158	99,331
Net income	232,943	255,536	383,130	349,117
Other comprehensive (loss) income
Unrealized (loss) gain on cash flow hedges, net of tax	(1,517)	(279)	974	(726)
Foreign currency translation (loss) gain	(2,744)	7,947	(3,388)	14,995
Total other comprehensive (loss) income	(4,261)	7,668	(2,414)	14,269
Comprehensive income	$228,682	$263,204	$380,716	$363,386
Net income per share
Basic	$8.49	$9.09	$13.87	$12.44
Diluted	$8.42	$8.99	$13.73	$12.30
Weighted-average common shares outstanding
Basic	27,428	28,114	27,630	28,054
Diluted	27,663	28,410	27,904	28,375

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock	(249)	(2)	—	(82,164)	—	(82,166)
Net income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	277	208,763	1,223,339	(13,392)	1,418,987
Stock-based compensation	1	—	6,288	—	—	6,288
Shares issued upon vesting	36	—	914	—	—	914
Shares withheld for taxes	—	—	(9,195)	—	—	(9,195)
Repurchases of common stock	(133)	(1)	—	(53,806)	—	(53,807)
Net income	—	—	—	102,063	—	102,063
Total other comprehensive loss	—	—	—	—	(1,504)	(1,504)
Balance, September 30, 2021	27,567	276	206,770	1,271,596	(14,896)	1,463,746
Stock-based compensation	—	—	6,386	—	—	6,386
Shares issued upon vesting	2	—	—	—	—	—
Exercise of stock options	28	—	1,135	—	—	1,135
Shares withheld for taxes	—	—	(4,496)	—	—	(4,496)
Repurchases of common stock	(354)	(4)	—	(130,707)	—	(130,711)
Net income	—	—	—	232,943	—	232,943
Total other comprehensive loss	—	—	—	—	(4,261)	(4,261)
Balance, December 31, 2021	27,243	$272	$209,795	$1,373,832	$(19,157)	$1,564,742

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$383,130	$349,117
Reconciliation of net income to net cash used in by operating activities:
Depreciation, amortization, and accretion	31,202	30,637
Amortization on cloud computing arrangements	1,154	420
Bad debt (benefit) expense	(254)	6,392
Deferred tax (benefit) expense	(4,263)	1,859
Stock-based compensation	18,281	17,559
Loss on disposal of long-lived assets	37	259
Impairment of operating lease and other long-lived assets	3,186	4,060
Gain on settlement of asset retirement obligations	—	(207)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(118,568)	(133,708)
Inventories	(272,508)	6,321
Prepaid expenses and other current assets	(33,936)	(32,387)
Income tax receivable	(7,743)	(2,305)
Net operating lease assets and lease liabilities	2,643	1,652
Other assets	(27,331)	(3,023)
Trade accounts payable	246,964	152,797
Other accrued expenses	10,782	75,658
Income tax payable	(10,151)	45,843
Other long-term liabilities	4,745	1,318
Net cash provided by operating activities	227,370	522,262
INVESTING ACTIVITIES
Purchases of property and equipment	(41,315)	(21,300)
Proceeds from sales of property and equipment	—	49
Net cash used in investing activities	(41,315)	(21,251)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	9,100
Repayments of short-term borrowings	—	(9,478)
Proceeds from issuance of stock	914	698
Proceeds from exercise of stock options	1,204	5,583
Repurchases of common stock	(266,684)	—
Cash paid for shares withheld for taxes	(13,776)	(7,203)
Repayments of mortgage principal	—	(470)
Net cash used in financing activities	(278,342)	(1,770)
Effect of foreign currency exchange rates on cash and cash equivalents	1,187	7,879
Net change in cash and cash equivalents	(91,100)	507,120
Cash and cash equivalents at beginning of period	1,089,361	649,436
Cash and cash equivalents at end of period	$998,261	$1,156,556

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $77 and $1,489, as of December 31, 2021 and 2020, respectively	$124,651	$56,957
Interest	1,399	2,336
Operating leases	43,257	43,263
Non-cash investing activities
Accrued for purchases of property and equipment	240	1,900
Accrued for asset retirement obligations	3,702	1,595
Leasehold improvements acquired through tenant allowances	4,061	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2021 and for the three and nine months ended December 31, 2021 and 2020 are prepared in accordance with generally accepted accounting principles in the United States (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2021 is derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (prior fiscal year), which was filed with the SEC on May 28, 2021 (2021 Annual Report).

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

Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as allowances for doubtful accounts, sales discounts, and chargebacks; estimated sales return liability; contract liabilities; valuation of inventories; stock-based compensation; impairment assessments, including valuations for goodwill, other intangible assets, and long-lived assets, as well as operating lease assets and lease liabilities; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate utilized to discount its unpaid lease payments to measure its operating lease assets and lease liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
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

Impairment of Operating Lease and Other Long-Lived Assets. During the three and nine months ended December 31, 2021, the Company recorded impairment losses for retail store operating lease and other long-lived assets due to performance or store closures of $3,186, within its DTC reportable operating segment in SG&A expenses in the condensed consolidated statements of comprehensive income. For the three and nine months ended December 31, 2020, the Company recorded total impairment charges of $1,380 and $4,060, respectively.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standard Updates (ASU) that have been recently adopted and not yet adopted by the Company for its annual and interim reporting periods, as stated below.

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
For the Three and Nine Months Ended December 31, 2021 and 2020
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

Activity during the nine months ended December 31, 2021 related to estimated sales returns is as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return allowance*	29,603	(122,153)
Actual returns	(26,774)	111,851
Balance, December 31, 2021	$13,533	$(48,019)

Activity during the nine months ended December 31, 2020 related to estimated sales returns is as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return allowance*	33,883	(122,069)
Actual returns	(27,234)	93,787
Balance, December 31, 2020	$16,312	$(53,949)

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

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. As of December 31, 2021 and March 31, 2021, the Company's contract liability for loyalty programs is $17,031 and $12,231, respectively.

Deferred Revenue. Deferred revenue results when customer cash payments are received prior to transfer of control of ordered product, which occurs either when shipped or delivered in accordance with the contractual terms. These cash payments include amounts which are refundable. The Company recognizes deferred revenue into net sales in its wholesale channel. As of December 31, 2021 and March 31, 2021, the Company's contract liability for deferred revenue is $13,591 and $5,425, respectively.

Refer to Note 11, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
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

Assets and liabilities measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

		Measured Using
	December 31, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,673	$9,673	$—	$—
Non-qualified deferred compensation liability	(10,083)	(10,083)	—	—
Designated Derivative Contracts asset	1,285	—	1,285	—
Non-Designated Derivative Contracts asset	23	—	23	—
Non-Designated Derivative Contracts liability	(9)	—	(9)	—

		Measured Using
	March 31, 2021	Level 1	Level 2	Level 3
Non-qualified deferred compensation asset	$9,107	$9,107	$—	$—
Non-qualified deferred compensation liability	(6,692)	(6,692)	—	—

The Company sponsors a non-qualified deferred compensation plan that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. Deferred compensation is recognized based on the fair value of the participants' accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. As of December 31, 2021, the non-qualified deferred compensation asset of $9,673 is recorded in other assets in the condensed consolidated balance sheets. As of December 31, 2021, the non-qualified deferred compensation liability of $10,083 is recorded in the condensed consolidated balance sheets, with $930 in other accrued expenses and $9,153 in other long-term liabilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Income tax expense	$60,014	$73,020	$99,158	$99,331
Effective income tax rate	20.5%	22.2%	20.6%	22.1%

The tax provisions during the three and nine months ended December 31, 2021 and 2020 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal year ending March 31, 2022 and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended December 31, 2021, the decrease in the effective income tax rate, compared to the prior period, was primarily due to lower income from operations and changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, as well as higher net discrete tax benefits, primarily driven by tax deductions for stock-based compensation and return to provision adjustments recorded in the current period.

During the nine months ended December 31, 2021, the decrease in the effective income tax rate, compared to the prior period, was primarily due to higher net discrete tax benefits, primarily driven by tax deductions for stock-based compensation and return to provision adjustments recorded in the current period, partially offset by higher income from operations and changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022.

Note 5. Revolving Credit Facilities

Primary Credit Facility. In September 2018, the Company entered into a credit agreement (as amended, the Primary Credit Facility) that provides for a five-year, $400,000 unsecured revolving credit facility, contains a $25,000 sublimit for the issuance of letters of credit, and matures on September 20, 2023. At the Company's election, interest under the Primary Credit Facility is tied to the adjusted LIBOR or the alternate base rate (ABR). Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate (CDOR) if made in Canadian dollars. As of December 31, 2021, the effective interest rates for US dollar LIBOR and ABR are 1.23% and 3.38%, respectively.

During the nine months ended December 31, 2021, the Company made no borrowings or repayments under the Primary Credit Facility. As of December 31, 2021, the Company has no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under the Primary Credit Facility.

China Credit Facility. In August 2013, Deckers (Beijing) Trading Co., Ltd., a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $47,139, with an overdraft facility sublimit of CNY100,000, or $15,713. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of December 31, 2021, the effective interest rate is 4.10%.

During the nine months ended December 31, 2021, the Company made no borrowings or repayments under the China Credit Facility. As of December 31, 2021, the Company has no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $47,108 under the China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY3,000,000, or $26,064, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of December 31, 2021, the effective interest rate is 0.48%.

During the nine months ended December 31, 2021, the Company made no borrowings or repayments under the Japan Credit Facility. As of December 31, 2021, the Company has no outstanding balance and available borrowings of $26,064 under the Japan Credit Facility.

Debt Covenants. As of December 31, 2021, the Company is in compliance with all financial covenants under the credit facilities.

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$8,859	$1,013	$35,153	$6,882
Reductions to operating lease assets for reductions to lease liabilities*	(4,669)	(9,206)	(5,293)	(11,619)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Litigation. From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on its business, results of operations, financial condition, or cash flows. However, regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

On March 28, 2016, the Company filed a lawsuit alleging trademark infringement, patent infringement, unfair competition and violation of deceptive trade practices in the US District Court for the Northern District of Illinois Eastern Division (District Court) against Australian Leather. Australian Leather counterclaimed alleging that the UGG brand trademark is invalid. On May 10, 2019, a jury returned a verdict in the Company's favor in its lawsuit against Australian Leather. The District Court entered judgments upholding the UGG brand trademark on February 6 and June 8, 2020. On August 12, 2020, Australian Leather filed an appeal to the US Court of Appeals for the Federal Circuit (Court of Appeals). On May 7, 2021, the Court of Appeals affirmed the District Court’s ruling dismissing Australian Leather’s affirmative defenses and counterclaims and upholding the UGG brand trademark. On October 4, 2021, Australian Leather filed a petition for writ of certiorari asking the US Supreme Court to review the decision of the Court of Appeals. On December 6, 2021, the US Supreme Court denied the petition for writ of certiorari.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Note 7. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan, as amended (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs (Annual RSUs) and PSUs (Annual PSUs), as well as long-term incentive plan (LTIP) awards, to key personnel, including employees and directors. During the nine months ended December 31, 2021, except for the Annual RSU and LTIP PSU grant activity summarized below, no additional awards were granted under the 2015 SIP. Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted annual awards under the 2015 SIP, as recorded in the condensed consolidated statements of comprehensive income, as summarized below:

	Nine Months Ended December 31,
	2021		2020
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Annual RSUs	40,062	$386.17	45,161	$215.66

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

Future unrecognized stock-based compensation expense for Annual RSUs and Annual PSUs outstanding as of December 31, 2021 is $14,873.

Long-Term Incentive Plan Awards. During the nine months ended December 31, 2021, the Company approved awards under the 2015 SIP for the issuance of PSUs (2022 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2022 LTIP PSUs are subject to vesting based on service conditions over three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ending March 31, 2022, 2023, and 2024 (collectively, the Measurement Periods) and incorporates a relative total stockholder return (TSR) modifier for the 36-month period (commencing April 1, 2021) ending March 31, 2024 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2022 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2022 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2022 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards at the target performance level of 26,347 2022 LTIP PSUs during the nine months ended December 31, 2021. The weighted-average grant date fair value per share of these 2022 LTIP PSUs was $435.94. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for these awards was probable as of the grant date.

Future unrecognized stock-based compensation expense for the target level of all LTIP PSUs outstanding as of December 31, 2021, including the 2022 LTIP PSUs discussed above, the 19,890 2021 LTIP PSUs issued in March 2021, and the 38,174 2020 LTIP PSUs issued in September 2019, is $16,956.

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

As of December 31, 2021, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$21,674	$14,241	$35,915
Fair value recorded in other current assets	1,285	23	1,308
Fair value recorded in other accrued expenses	—	(9)	(9)

As of December 31, 2021, the Company's outstanding derivative contracts are held by an aggregate of two counterparties, all with various maturity dates within the next three months. As of March 31, 2021, the Company has no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Gain (loss) recorded in Other comprehensive income	$105	$(556)	$4,154	$(1,265)
Reclassifications from Accumulated other comprehensive loss into net sales	(2,107)	189	(2,869)	310
Income tax benefit (expense) in Other comprehensive income	485	88	(311)	229
Total	$(1,517)	$(279)	$974	$(726)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
(Loss) gain recorded in SG&A expenses	$(157)	$(564)	$591	$(522)

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2021, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next three months. Refer to Note 9, “Stockholders' Equity,” for further information on the components of AOCL.

Note 9. Stockholders' Equity

Stock Repurchase Programs. The Company's Board of Directors has authorized various stock repurchase programs pursuant to which the Company may repurchase shares of its common stock, and, during April 2021, approved an additional authorization of $750,000 to repurchase the Company's common stock under the same conditions as the prior stock repurchase program (collectively, stock repurchase programs). The Company's stock repurchase programs do not obligate it to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of December 31, 2021, the aggregate remaining approved amount under the Company's stock repurchase programs is $543,976.

Stock repurchase activity under these programs for the nine months ended December 31, 2021 was as follows:

Amounts**
Total number of shares repurchased*	735,976
Average price paid per share	$362.36
Dollar value of shares repurchased	$266,684

*Any share repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to December 31, 2021 through January 20, 2022, the Company repurchased 2,643 shares for $973 at an average price of $368.25 per share, and has $543,003 remaining authorized under the stock repurchase programs.

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the condensed consolidated balance sheets are as follows:

	December 31, 2021	March 31, 2021
Unrealized gain on cash flow hedges, net of tax	$974	$—
Cumulative foreign currency translation loss	(20,131)	(16,743)
Total	$(19,157)	$(16,743)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Note 10. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Basic	27,428,000	28,114,000	27,630,000	28,054,000
Dilutive effect of equity awards	235,000	296,000	274,000	321,000
Diluted	27,663,000	28,410,000	27,904,000	28,375,000
Excluded
Annual RSUs and Annual PSUs	1,000	2,000	2,000	11,000
LTIP PSUs	90,000	115,000	90,000	115,000
Deferred Non-Employee Director Equity Awards	—	—	—	2,000
Employee Stock Purchase Plan	—	1,000	—	—

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales
UGG brand wholesale	$432,093	$408,859	$915,925	$744,281
HOKA brand wholesale	122,636	100,893	420,763	279,629
Teva brand wholesale	16,287	12,107	78,857	51,264
Sanuk brand wholesale	3,138	3,829	20,540	17,142
Other brands wholesale	24,247	32,182	51,806	60,489
Direct-to-Consumer	589,351	519,889	926,441	831,648
Total	$1,187,752	$1,077,759	$2,414,332	$1,984,453

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Income (loss) from operations
UGG brand wholesale	$126,085	$158,358	$283,624	$261,349
HOKA brand wholesale	18,039	26,995	107,696	78,056
Teva brand wholesale	2,188	1,029	21,599	9,993
Sanuk brand wholesale	(31)	17	4,896	1,644
Other brands wholesale	1,139	9,256	12,004	17,855
Direct-to-Consumer	257,517	220,742	335,934	295,053
Unallocated overhead costs	(111,541)	(87,742)	(282,344)	(214,390)
Total	$293,396	$328,655	$483,409	$449,560

Assets allocated to each reportable operating segment include trade accounts receivable, net; inventories; property and equipment, net; operating lease assets, goodwill, other intangible assets, net; and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net; and various other corporate assets shared by the Company's reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	December 31, 2021	March 31, 2021
Assets
UGG brand wholesale	$550,960	$212,277
HOKA brand wholesale	216,652	168,365
Teva brand wholesale	53,634	87,284
Sanuk brand wholesale	35,132	38,311
Other brands wholesale	50,930	18,732
Direct-to-Consumer	209,542	196,091
Total assets from reportable operating segments	1,116,850	721,060

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2021 and 2020
(dollar amounts in thousands, except share and per share data)

	December 31, 2021	March 31, 2021
Unallocated cash and cash equivalents	998,261	1,089,361
Unallocated deferred tax assets, net	40,881	37,194
Unallocated other corporate assets	391,576	320,090
Total	$2,547,568	$2,167,705

Note 12. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
International net sales	$391,603	$307,239	$767,489	$602,221
% of net sales	33.0%	28.5%	31.8%	30.3%
Net sales in foreign currencies	$332,968	$260,552	$580,949	$472,906
% of net sales	28.0%	24.2%	24.1%	23.8%
Ten largest customers as % of net sales	26.4%	31.0%	28.8%	29.6%

For the three and nine months ended December 31, 2021 and 2020, no single foreign country comprised 10.0% or more of the Company's total net sales. No single customer accounted for 10.0% or more of the Company's net sales during the three and nine months ended December 31, 2021 and 2020. The Company sells its products to customers for trade accounts receivable and, as of December 31, 2021, has two customers that represent 26.2% of trade accounts receivable, net, compared to one that represents 12.8% of trade accounts receivable, net, as of March 31, 2021. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2021	March 31, 2021
US	$208,190	$194,833
Foreign*	12,823	11,377
Total	$221,013	$206,210

*No single foreign country’s property and equipment, net, represented 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2021 and March 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, "Financial Statements," within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our 2021 Annual Report.

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

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
COVID-19 Pandemic

•Geographic regions in which we and our business partners operate continue to experience the impacts of the pandemic, including recent increases in the number of positive COVID-19 cases in certain locations, which may result in additional or prolonged facility closures, continue to disrupt our supply chain, prompt changes in consumer behavior, reduce discretionary spending, or exacerbate inflationary pressures. Such factors are beyond our control and could elicit further actions and recommendations from governments and public health officials, which could negatively impact our business and results of operations. We believe the actions we have taken to respond to the pandemic, combined with our strong brands, diversified product portfolio, and favorable liquidity position have helped to mitigate the impact of the pandemic on our business thus far, though such impacts continue to be uncertain and subject to change.

Supply Chain

•Similar to other companies in our industry, we continue to experience supply chain challenges across each of the geographies in which we operate. The most significant macro-level supply chain impacts continue to be extended transit lead times and cost pressures due primarily to container shortages, port congestion, and trucking and labor scarcity, which have created negative downstream impacts on our results of operations. For example, our inventory in transit as of the end of our third fiscal quarter ended December 31, 2021 (third fiscal quarter) was significantly higher than our inventory in transit in the same period in our prior fiscal year. We anticipate these global supply chain pressures will continue, and we are focused on ensuring our long-term growth strategy remains flexible to adapt to fluid conditions. To offset the impacts of these ongoing constraints, we have used a substantial amount of air freight. These costs, together with higher ocean container shipment and trucking costs, have elevated our transportation and logistics costs and negatively impacted our gross profit as a percentage of net sales (gross margin) through our third fiscal quarter, and may continue to do so in future periods, particularly as we seek to maintain strategic product launch timelines and customer service levels.

•Further, as supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. While both the wholesale and DTC channels may be impacted by stock-outs of high-demand product, our omni-channel footprint allows us to leverage our DTC channel, which offers a deeper assortment of product, particularly as consumers seek alternative product that is in stock. This strategic benefit allows our DTC channel to fulfill unmet consumer demand in the wholesale channel and partially offset impacts from delayed wholesale shipments. However, we remain focused on mitigating the impacts of ongoing disruptions in both the wholesale and DTC channels, including through the early procurement of inventory, which will likely result in higher levels of inventory to allow us to maintain expected service levels into our fiscal year ending March 31, 2023 (next fiscal year).

•In addition to logistical supply chain pressures, our network of strategic sourcing partners, which include material vendors and manufacturers, have navigated delays and disruptions related to COVID-19 outbreaks at their facilities. Due to our dual sourcing capabilities and our strategic product prioritization, we have been able to mitigate against some significant production disruptions. We have expanded production capacity with certain of our existing sourcing partners and reallocated production among others to navigate facility closures. In addition, we have onboarded additional long-term partners to further diversify our country-level manufacturing and sourcing lines, and expect to continue to grow our distribution network to support our long-term growth strategy. These efforts are intended to support our growing brands and prospectively mitigate against similar localized risks. However, we expect headwinds on growth from new sourcing partners due to capacity constraints and time needed to ramp up production to ensure the rigorous quality standards of our brands in our next fiscal year.

•Although our distribution centers, including our owned DC's and third-party logistics (3PL) providers, are currently operating and supporting ongoing logistics, certain of these facilities continue to experience operational challenges. These challenges have resulted in delays distributing our products, as well as cost pressures, which have and may continue to have an adverse effect on our results of operations. For example, we have experienced start-up challenges during the transition to our new European 3PL, which have resulted in additional supply chain pressures as they refine their system and delivery levels. While the transition has been difficult in the current logistics environment, we believe this is a critical investment to create long-term capacity that will facilitate future anticipated growth.

•We continue to make infrastructure investments to support our scaling business, including investments in our global distribution and logistics capabilities, end-to-end planning systems, and e-commerce platforms. For example, our new US DC began limited operations during our third fiscal quarter, and we expect this facility to create long-term capacity for the domestic growth of the UGG and HOKA brands. We continue to assess and are currently expanding our distribution footprint domestically and internationally to ensure we scale our operations commensurate with consumer demand.

Workforce

•We continue to encounter challenges recruiting, developing, and retaining quality candidates to staff our DC operations as we increasingly compete with other companies that require additional personnel to support their growing e-commerce operations. Further, we are experiencing the same challenges for employees across our business as global labor shortages continue, similar to other companies in our industry. We continue to offer competitive compensation and benefits to employees across our business, which has increased our SG&A expenses. We expect to continue to experience the impacts of labor shortages and cost pressures in our DC, and may experience similar challenges at our owned retail stores and corporate offices as we compete with other companies for talent.

Consumer Shopping Patterns

•As government restrictions in response to the pandemic have eased, allowing consumers to return to retail stores, fluctuations in consumer spending patterns have resulted in a channel mix shift. However, our aggregated DTC channel mix continues to be above our historical pre-pandemic levels. We believe DTC channel demand will continue to increase as we prioritize consumer acquisition and experience strong demand for the HOKA and UGG brands. Our long-term growth strategy remains focused on building our DTC channel to represent an increasing portion of our total net sales.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand globally to execute our long-term growth strategy, including through our optimized digital marketing strategy. The HOKA brand’s growth has been balanced across its ecosystem of access points, with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our seasonality trends. We expect our e-commerce business for the HOKA brand will continue to be a key driver of long-term growth. We intend to focus our efforts on consumer acquisition in key markets and launching innovative product offerings to increase category adoption and market share gains with existing consumers to drive brand performance. For example, we recently opened the HOKA brand's first owned and operated retail stores in China, including four concept stores and one flagship store, and launched pop-up stores in North America to build upon our retail strategy and define the optimal consumer experience and concept for the HOKA brand. We plan to open additional retail stores for the HOKA brand and to continue exploring opportunities to strategically expand our HOKA brand retail store fleet.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition through building a foundation of diversified and counter-seasonal product acceptance, especially with younger consumers, which is fueling a healthier product mix and reducing the need for promotional activity, particularly in Europe. Continuing to showcase these product offerings through localized marketing investments and converting a higher percentage of consumers to repeat purchases has fueled global demand for the UGG brand, which we believe will continue to benefit from these international reset strategies.

•We are exploring selective price increases as appropriate by brand and product, taking into consideration, for example, the competitive landscape of our brands, our segmentation strategy, and higher costs.

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
•Thoughtful and strategic wholesale distribution choices, allowing the HOKA brand access and introduction to a broader, more diverse, consumer base.
•Category extensions in authentic performance footwear offerings such as lifestyle acceleration through the trail and hiking categories.

Teva Brand. The Teva brand created the very first sport sandal when it was founded in the Grand Canyon in 1984. Since then, the Teva brand has grown into a multi-category modern outdoor lifestyle brand offering a range of performance, casual, and trail lifestyle products, and has emerged as a leader in footwear sustainability observed through recent growth fueled by young and diverse consumers passionate for the outdoors and the planet.

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

E-Commerce Business. Our e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2021, we operate our e-commerce business through Company-owned websites and mobile platforms in 58 different countries, for which the net sales are recorded in our DTC reportable operating segment.

Retail Business. Our global Company-owned retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, though also include recent openings of HOKA brand concept stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. As of December 31, 2021, we have a total of 149 global retail stores, which includes 77 concept stores and 72 outlet stores. While we generally open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter, the timing of such openings and closures may vary. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

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

Shop-in-Shop Stores. Included in the total count of global concept stores are 28 shop-in-shop (SIS) stores, defined as concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales. The net sales for these stores are recorded in our DTC reportable operating segment.

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

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020. Results of operations were as follows:

	Three Months Ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,187,752	100.0%	$1,077,759	100.0%	$109,993	10.2%
Cost of sales	566,531	47.7	463,862	43.0	(102,669)	(22.1)
Gross profit	621,221	52.3	613,897	57.0	7,324	1.2
Selling, general, and administrative expenses	327,825	27.6	285,242	26.5	(42,583)	(14.9)
Income from operations	293,396	24.7	328,655	30.5	(35,259)	(10.7)
Other expense, net	439	—	99	—	(340)	(343.4)
Income before income taxes	292,957	24.7	328,556	30.5	(35,599)	(10.8)
Income tax expense	60,014	5.1	73,020	6.8	13,006	17.8
Net income	232,943	19.6	255,536	23.7	(22,593)	(8.8)
Total other comprehensive (loss) income, net of tax	(4,261)	(0.3)	7,668	0.7	(11,929)	(155.6)
Comprehensive income	$228,682	19.3%	$263,204	24.4%	$(34,522)	(13.1)%
Net income per share
Basic	$8.49		$9.09		$(0.60)
Diluted	$8.42		$8.99		$(0.57)

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$796,149	$770,520	$25,629	3.3%
International	391,603	307,239	84,364	27.5
Total	$1,187,752	$1,077,759	$109,993	10.2%
Net sales by brand and channel
UGG brand
Wholesale	$432,093	$408,859	$23,234	5.7%
Direct-to-Consumer	513,814	467,891	45,923	9.8
Total	945,907	876,750	69,157	7.9
HOKA brand
Wholesale	122,636	100,893	21,743	21.6
Direct-to-Consumer	61,942	40,728	21,214	52.1
Total	184,578	141,621	42,957	30.3
Teva brand
Wholesale	16,287	12,107	4,180	34.5
Direct-to-Consumer	4,308	3,569	739	20.7
Total	20,595	15,676	4,919	31.4

	Three Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	3,138	3,829	(691)	(18.0)
Direct-to-Consumer	2,926	3,173	(247)	(7.8)
Total	6,064	7,002	(938)	(13.4)
Other brands
Wholesale	24,247	32,182	(7,935)	(24.7)
Direct-to-Consumer	6,361	4,528	1,833	40.5
Total	30,608	36,710	(6,102)	(16.6)
Total	$1,187,752	$1,077,759	$109,993	10.2%
Total Wholesale	$598,401	$557,870	$40,531	7.3%
Total Direct-to-Consumer	589,351	519,889	69,462	13.4
Total	$1,187,752	$1,077,759	$109,993	10.2%

Total net sales increased primarily due to higher UGG and HOKA brand sales across all channels, despite impacts from supply chain constraints, including extended transit lead times. Further, we experienced an increase of 8.1% in total volume of pairs sold to 16,100 from 14,900, compared to the prior period. On a constant currency basis, net sales increased by 9.7%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased due to higher international sales, including the benefit of lapping disruptions from the pandemic and international reset strategies during our prior fiscal year, partially offset by a decline in US sales due to earlier shipments made in the first half of our current fiscal year.

•Wholesale net sales of the HOKA brand increased primarily due to higher global sales resulting from market share gains, including new consumer acquisition, driven by increased brand awareness through expanded sponsorship events and digital marketing, as well as core franchise updates.

•DTC net sales increased primarily due to higher global UGG and HOKA brand sales, driven by robust demand across a diverse portfolio of products. Comparable DTC net sales for the 13 weeks ended December 26, 2021 increased by 10.7%, compared to the same prior period.

•International net sales, which are included in the reportable operating segment sales presented above, increased by 27.5% and represented 33.0% and 28.5% of total net sales for the three months ended December 31, 2021 and 2020, respectively. These increases were driven by higher international sales for the UGG and HOKA brand in all channels in Europe and China.

Gross Profit. Gross margin decreased to 52.3% from 57.0%, compared to the prior period, almost entirely due to higher freight costs, as we used a substantial amount of air freight, and ocean container rates and third-party delivery fees have increased.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•Increased other variable net selling expenses of approximately $20,700, primarily due to higher warehousing fees, net insurance costs, and shipping supplies, as well as higher e-commerce technology and credit card costs driven by higher sales and commissions.

•Increased variable advertising and promotion expenses of approximately $16,100, primarily due to higher digital marketing and advertising development expenses, primarily for the HOKA brand, to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other operating expenses of approximately $7,500, primarily due to higher information technology and related project costs, legal settlements, and travel expenses.

•Increased foreign currency-related losses of $2,800, primarily due to unfavorable changes in the US dollar exchange rate against European and Canadian foreign currency exchange rates.

•Increased impairments of operating lease and other long-lived assets of approximately $1,900 due to lower retail sales in certain locations.

•Decreased payroll and related costs of approximately $6,900, primarily due to lower annual performance-based compensation, partially offset by a higher headcount, including for warehousing teams, and other related compensation.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$126,085	$158,358	$(32,273)	(20.4)%
HOKA brand wholesale	18,039	26,995	(8,956)	(33.2)
Teva brand wholesale	2,188	1,029	1,159	112.6
Sanuk brand wholesale	(31)	17	(48)	(282.4)
Other brands wholesale	1,139	9,256	(8,117)	(87.7)
Direct-to-Consumer	257,517	220,742	36,775	16.7
Unallocated overhead costs	(111,541)	(87,742)	(23,799)	(27.1)
Total	$293,396	$328,655	$(35,259)	(10.7)%

The decrease in total income from operations, compared to the prior period, was primarily due to lower gross margin driven by higher freight costs, as well as higher SG&A expenses as a percentage of net sales, partially offset by higher net sales. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was due to higher net sales.

•The decrease in income from operations of UGG and HOKA brand wholesale was due to lower gross margin driven by freight costs, as well as higher variable marketing expenses, partially offset by higher net sales.

•The increase in unallocated overhead costs was primarily due to higher operating expenses, including warehousing fees, net insurance costs, legal settlements, and shipping supplies, as well as higher foreign currency-related losses, partially offset by lower annual performance-based compensation.

Other Expense, Net. The increase in total other expense, net, compared to the prior period, was due to a decrease in interest income driven by lower average interest rates on lower average invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2021	2020
Income tax expense	$60,014	$73,020
Effective income tax rate	20.5%	22.2%

The decrease in our effective income tax rate, compared to the prior period, was primarily due to lower income from operations and changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022, as well as higher net discrete tax benefits, primarily driven by tax deductions for stock-based compensation and return to provision adjustments recorded in the current period.

Foreign income before income taxes was $107,072 and $91,902 and worldwide income before income taxes was $292,957 and $328,556 during the three months ended December 31, 2021 and 2020, respectively. The increase in foreign income before income taxes, as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign gross margin as a percentage of worldwide sales.

Net Income. The decrease in net income, compared to the prior period, was primarily due to lower gross margin and higher SG&A expenses as a percentage of net sales. Net income per share decreased, compared to the prior period, due to lower net income, partially offset by lower weighted-average common shares outstanding driven by higher stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates, as well as higher unrealized losses on cash flow hedges.

Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020. Results of operations were as follows:

	Nine Months Ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,414,332	100.0%	$1,984,453	100.0%	$429,879	21.7%
Cost of sales	1,165,520	48.3	909,013	45.8	(256,507)	(28.2)
Gross profit	1,248,812	51.7	1,075,440	54.2	173,372	16.1
Selling, general, and administrative expenses	765,403	31.7	625,880	31.5	(139,523)	(22.3)
Income from operations	483,409	20.0	449,560	22.7	33,849	7.5
Other expense, net	1,121	—	1,112	0.1	(9)	(0.8)
Income before income taxes	482,288	20.0	448,448	22.6	33,840	7.5
Income tax expense	99,158	4.1	99,331	5.0	173	0.2
Net income	383,130	15.9	349,117	17.6	34,013	9.7
Total other comprehensive (loss) income, net of tax	(2,414)	(0.1)	14,269	0.7	(16,683)	(116.9)
Comprehensive income	$380,716	15.8%	$363,386	18.3%	$17,330	4.8%
Net income per share
Basic	$13.87		$12.44		$1.43
Diluted	$13.73		$12.30		$1.43

Net Sales. Net sales by location, and by brand and channel were as follows:

	Nine Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Net sales by location
US	$1,646,843	$1,382,232	$264,611	19.1%
International	767,489	602,221	165,268	27.4
Total	$2,414,332	$1,984,453	$429,879	21.7%
Net sales by brand and channel
UGG brand
Wholesale	$915,925	$744,281	$171,644	23.1%
Direct-to-Consumer	691,439	672,286	19,153	2.8
Total	1,607,364	1,416,567	190,797	13.5
HOKA brand
Wholesale	420,763	279,629	141,134	50.5
Direct-to-Consumer	187,351	114,107	73,244	64.2
Total	608,114	393,736	214,378	54.4
Teva brand
Wholesale	78,857	51,264	27,593	53.8
Direct-to-Consumer	29,036	27,374	1,662	6.1
Total	107,893	78,638	29,255	37.2
Sanuk brand
Wholesale	20,540	17,142	3,398	19.8
Direct-to-Consumer	10,635	12,575	(1,940)	(15.4)
Total	31,175	29,717	1,458	4.9
Other brands
Wholesale	51,806	60,489	(8,683)	(14.4)
Direct-to-Consumer	7,980	5,306	2,674	50.4
Total	59,786	65,795	(6,009)	(9.1)
Total	$2,414,332	$1,984,453	$429,879	21.7%
Total Wholesale	$1,487,891	$1,152,805	$335,086	29.1%
Total Direct-to-Consumer	926,441	831,648	94,793	11.4
Total	$2,414,332	$1,984,453	$429,879	21.7%

Total net sales increased primarily due to higher UGG and HOKA brand sales across all channels, as well as Teva brand wholesale sales, despite impacts from supply chain constraints, including extended transit lead times. Further, we experienced an increase of 22.0% in total volume of pairs sold to 38,300 from 31,400 compared to the prior period. On a constant currency basis, net sales increased by 20.7% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased globally, driven by growth across a diversified product lineup, particularly for non-core Women's and Men's products, as well as Kids' core product lines, including the benefit of lapping disruptions from the pandemic and our international reset strategies during our prior fiscal year.

•Wholesale net sales of the HOKA brand increased primarily due to higher global sales resulting from market share gains, including new consumer acquisition, driven by increased brand awareness through expanded sponsorship events and digital marketing, as well as core key franchise updates.

•Wholesale net sales of the Teva brand increased primarily due to continued acceleration of US demand, as well as lapping disruptions from the pandemic during our prior fiscal year, including higher reorders from our wholesale partners through the brands' peak sell-in period during the first half of our current fiscal year.

•DTC net sales increased primarily due to higher global HOKA brand sales as well as international UGG brand sales, primarily in Europe. Due to the disruption of our retail store base throughout the nine months ended December 31, 2020, we are not reporting a comparable DTC net sales metric for our year-to-date third fiscal quarter.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 27.4% and represented 31.8% and 30.3% of total net sales for the nine months ended December 31, 2021 and 2020, respectively. These increases were primarily driven by higher international sales for the HOKA and UGG brand in all channels and regions.

Gross Profit. Gross margin decreased to 51.7% from 54.2%, compared to the prior period, almost entirely due to higher freight costs, as we used a substantial amount of air freight, and ocean container rates and third-party delivery fees have increased. Further, we experienced a channel mix shift to wholesale, partially offset by fewer closeouts, favorable HOKA brand mix, and favorable changes in foreign currency exchange rates.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $54,100, primarily due to higher digital marketing and advertising development expenses for the HOKA and UGG brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $39,000, primarily due to higher warehousing fees and net insurance costs, as well as higher e-commerce technology and credit card costs driven by higher sales and commissions, and higher shipping supplies.

•Increased payroll and related costs of approximately $31,900, primarily due to higher headcount, including for warehouse teams, and other related compensation, partially offset by lower annual performance-based compensation.

•Increased other operating expenses of approximately $17,600, primarily due to higher information technology and related project costs, legal settlements, and travel expenses.

•Increased foreign currency-related losses of $5,200, primarily due to unfavorable changes in the US dollar exchange rate against European, Canadian, and Chinese foreign currency exchange rates.

•Decreased expenses for allowances for trade accounts receivable of approximately $7,200, primarily due to a decrease in bad debt expense to account for the lower risk of wholesale customer payment defaults resulting from the ongoing recovery from the pandemic.

•Decreased impairments of operating lease and other long-lived assets of approximately $900.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$283,624	$261,349	$22,275	8.5%
HOKA brand wholesale	107,696	78,056	29,640	38.0
Teva brand wholesale	21,599	9,993	11,606	116.1
Sanuk brand wholesale	4,896	1,644	3,252	197.8

	Nine Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Other brands wholesale	12,004	17,855	(5,851)	(32.8)
Direct-to-Consumer	335,934	295,053	40,881	13.9
Unallocated overhead costs	(282,344)	(214,390)	(67,954)	(31.7)
Total	$483,409	$449,560	$33,849	7.5%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales, partially offset by lower gross margin driven by higher freight costs. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was due to higher net sales at higher gross margin, partially offset by higher variable e-commerce operating costs and higher variable selling costs.

•The increase in income from operations of HOKA and UGG brand wholesale was due to higher net sales, partially offset by lower gross margin driven by freight costs, as well as higher variable marketing expenses.

•The increase in income from operations of Teva brand wholesale was due to higher net sales at higher gross margin.

•The increase in unallocated overhead costs was primarily due to higher operating expenses, including warehousing fees, net insurance costs, legal settlements, information technology costs, shipping supplies, and depreciation expense, in addition to higher payroll and related costs driven by higher headcount, as well as higher foreign currency-related losses.

Other Expense, Net. Total other expense, net, compared to the prior period, remained relatively flat due to lower interest income driven by lower average interest rates on higher average invested cash balances, offset by lower interest expense resulting from repayment of our mortgage during our prior fiscal year.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2021	2020
Income tax expense	$99,158	$99,331
Effective income tax rate	20.6%	22.1%

The decrease in our effective income tax rate, compared to the prior period, was primarily due to higher net discrete tax benefits, primarily driven by tax deductions for stock-based compensation and return to provision adjustments recorded in the current period, partially offset by higher income from operations and changes in the jurisdictional mix of worldwide income before income taxes forecasted for the fiscal year ending March 31, 2022.

Foreign income before income taxes was $165,643 and $141,699 and worldwide income before income taxes was $482,288 and $448,448 during the nine months ended December 31, 2021 and 2020, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign gross margin as a percentage of worldwide sales.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales, partially offset by lower gross margin. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding driven by higher stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates, partially offset by higher unrealized gains on cash flow hedges.

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

During the nine months ended December 31, 2021, no cash and cash equivalents were repatriated. As of December 31, 2021, we have $266,283 of cash and cash equivalents outside the US and held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2021 Annual Report for further information on the impacts of the recent Tax Reform Act.

We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as our prior stock repurchase program. As of December 31, 2021, the aggregate remaining approved amount under our stock repurchase programs is $543,976. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Subsequent to December 31, 2021 through January 20, 2022, we repurchased 2,643 shares for $973 at an average price of $368.25 per share, and have $543,003 remaining authorized under our stock repurchase programs.

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

Capital Resources

Primary Credit Facility. Our Primary Credit Facility provides for a five-year, $400,000 unsecured revolving credit facility, and contains a $25,000 sublimit for the issuance of letters of credit. As of December 31, 2021, we have no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our China Credit Facility is an uncommitted revolving line of credit of up to CNY300,000, or $47,139. As of December 31, 2021, we have no outstanding balance, outstanding bank guarantees of $31, and available borrowings of $47,108 under our China Credit Facility.

Japan Credit Facility. Our Japan Credit Facility is an uncommitted revolving line of credit of up to JPY3,000,000, or $26,064. As of December 31, 2021, we have no outstanding balance and available borrowings of $26,064 under our Japan Credit Facility.

Debt Covenants. As of December 31, 2021, we are in compliance with all financial covenants under our credit facilities.

Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our capital resources.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
	2021	2020	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$227,370	$522,262	$(294,892)	(56.5)%
Net cash used in investing activities	(41,315)	(21,251)	(20,064)	(94.4)
Net cash used in financing activities	(278,342)	(1,770)	(276,572)	(15,625.5)

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The increase in net cash used in operating activities during the nine months ended December 31, 2021, compared to the prior period, was primarily due to a net negative change in operating assets and liabilities, partially offset by positive net income after non-cash adjustments. The changes in operating assets and liabilities were primarily due to net negative changes in inventories, other accrued expenses, income tax payable, other assets, and income tax receivable, partially offset by net positive changes in trade accounts payable, trade accounts receivable, net; and other long-term liabilities.

Investing Activities. The increase in net cash used in investing activities during the nine months ended December 31, 2021, compared to the prior period, was primarily due to higher capital expenditures for our new US DC, as well as higher showrooms and information technology costs, partially offset by lower capital expenditures for retail stores.

Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2021, compared to the prior period, was primarily due to higher stock repurchases, as well as higher cash paid for shares withheld for taxes and lower proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended December 31, 2021, there were no material changes outside the ordinary course of business to the contractual obligations and other commitments disclosed in our 2021 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our condensed consolidated financial statements: allowances for doubtful accounts, sales discounts, and chargebacks; estimated sales return liability; valuation of inventories; valuation of operating lease assets and lease liabilities; valuation of goodwill, other intangible assets, and long-lived assets; and performance-based compensation. The full impact of the ongoing pandemic is unknown and cannot be reasonably estimated for these key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected. Refer to the section "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for a summary of applicable key estimates and assumptions.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of December 31, 2021, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $3,500. Refer to Note 8, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts. As of December 31, 2021, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including ABR, the federal funds effective rate, currency-specific LIBOR and CDOR for our Primary Credit Facility, the PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the nine months ended December 31, 2021, due to no outstanding balances under our revolving credit facilities. Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2021.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

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

During the three months ended December 31, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report.

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

Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of December 31, 2021, no defaults have occurred under our credit agreements.

Below is a summary of stock repurchase activity under our stock repurchase programs during the three months ended December 31, 2021:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase**
October 1 - October 31, 2021	130,517	$357.69	$46,684	$628,003
November 1 - November 30, 2021	27,141	422.26	11,461	616,542
December 1 - December 31, 2021	196,457	369.37	72,566	543,976

*Any share repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to December 31, 2021 through January 20, 2022, we repurchased 2,643 shares for $973 at an average price of $368.25 per share, and have $543,003 remaining authorized under our stock repurchase programs.

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

Date: February 7, 2022