Form 10-K
period 2022-03-31
DECKERS OUTDOOR CORP
filed 2022-05-27
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2022

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
Yes ☐ No ☒

At September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $9,890,267,142, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $360.20. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 5, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 26,789,861.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for our fiscal year ended March 31, 2022 (Annual Report), and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contain forward-looking statements relating to, among other things:

•the impacts of the COVID-19 global pandemic (pandemic) on our business, financial condition, results of operations and liquidity, and the business, financial condition, results of operations and liquidity of our customers, suppliers, and business partners;
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
•the impact of climate change and related regulations on our business and results of operations;
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and the expectations and standards that our investors and other stakeholders have with respect to our environmental, social and governance practices;
•expansion of and investments in our Direct-to-Consumer (DTC) capabilities, including our distribution facilities and e-commerce platforms;
•the operational challenges faced by our warehouse and distribution centers (DCs), our wholesale partners, our global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages, and the related impacts on our ability to timely deliver products;
•global uncertainty resulting from Russia’s invasion of Ukraine, including financial and economic sanctions resulting in higher transportation and energy costs, as well as other implications;
•availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;
•inflationary pressures, including on labor costs and our raw material costs;
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

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Annual Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge from time to time, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra by UGG® brand (Koolaburra), UGGpure® (UGGpure), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names within this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Unless otherwise specifically indicated, all figures included within this Annual Report are expressed in thousands, except for per share or share data. The defined periods for the fiscal years ended March 31, 2022, 2021, and 2020 are stated herein as “year ended” or “years ended.” We also refer to these fiscal years as “fiscal year 2022,” “fiscal year 2021,” and “fiscal year 2020,” respectively.

Item 1. Business

General

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe that our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are manufactured by independent manufacturers.

Products and Brands

UGG. The UGG brand is one of the most iconic and recognized brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings and a growing global audience that appeals to a broad demographic. We intend to continue diversifying the UGG brand to drive year-round product sales, including through expansion of Women’s spring and summer footwear, Men’s products, and apparel, accessories, and home goods. The UGG brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

HOKA. The HOKA brand is an authentic, premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Strong marketing has fueled both domestic and international sales growth for the HOKA brand, which has quickly become a leading brand within our run and outdoor specialty wholesale accounts and is rapidly growing within selective key accounts. The HOKA brand’s product line includes running, trail, hiking, fitness, and lifestyle. The HOKA brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

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

Other Brands. Other brands consist primarily of the Koolaburra brand. The Koolaburra brand is a casual footwear fashion line using plush materials and is intended to target the value-oriented consumer to complement the UGG brand offering. Our Other brands are primarily sold in the US and Canada.

Sales and Distribution

US Distribution. In our wholesale channel, we distribute our products in the US through sales representatives, who are organized by account type or geographically and by brand. In addition to our wholesale channel, we sell products directly to consumers through our DTC business and fulfill online orders through our DCs and retail stores.

Our sales force is separated by brand, as each brand generally has certain specialty customers that expect a dedicated sales team with specialized knowledge of the brand’s product offerings. However, there is some overlap between the sales teams and customers, and we have aligned our brands’ sales forces to position them for the future success of all of our brands.

We currently distribute products sold in the US through our DCs in Moreno Valley, California, and Mooresville, Indiana, as well as through a 3PL in Pennsylvania. Our DCs feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. Further, we intend to expand our DCs in the US.

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

UGG Wholesale. We sell our UGG brand products primarily through fashion lifestyle retailers such as Urban Outfitters and ASOS, domestic higher-end department stores such as Nordstrom, Dillard’s, and Macy’s, streetwear and sports style partners such as Footlocker and Journey’s, as well as online retailers such as Amazon.com, Zappos.com, and Zalando.com. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach. For example, as the UGG brand continues to amplify its audience with younger consumers, our distribution to these consumers is expanding faster through our lifestyle and sports style partners.

HOKA Wholesale. We sell select HOKA brand footwear primarily through full-service domestic specialty retailers such as Fleet Feet, JackRabbit, Road Runner Sports, REI, select online retailers such as Zappos.com, and other strategic partners, such as DICK’s Sporting Goods, Running Warehouse, and Nordstrom. We continue to expand our HOKA brand wholesale distribution in international markets, including through strategic partners such as Intersport and Sport 2000 in Europe and Xebio Group and Himaraya in Japan.

Teva Wholesale. We sell our Teva brand footwear primarily through specialty outdoor retailers, sporting goods and department stores, including REI, Famous Footwear, United Arrows, ABC Mart, Aeon Sports, Urban Outfitters, DICK’s Sporting Goods, DSW, and Nordstrom, and online retailers such as Amazon.com and Zappos.com.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic independent action sports and outdoor specialty footwear retailers, as well as larger national retail chains, including Journeys, Dillard’s, DSW, REI, and online retailers such as Amazon.com and Zappos.com.

Other Brands Wholesale. We sell our Other brands’ footwear primarily through department stores and online retailers. Key accounts of the Koolaburra brand include larger national retail chains, including Kohl’s, DSW, Macy’s, QVC, Shoe Carnival, and Famous Footwear, as well as online retailers such as Amazon.com and Zappos.com.

Direct-to-Consumer. Our DTC business is comprised of our e-commerce business, which we operate through various websites and platforms, and retail stores. Our websites and retail stores are largely intertwined and interdependent. In an omni-channel marketplace, we believe many of our consumers interact with both our retail stores and our websites before making purchasing decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. We have observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by decreases in consumer retail store activity as consumers accelerate their migration to online shopping. We have optimized our digital marketing strategy to capitalize on these trends, which has accelerated global online consumer acquisition and retention rates. Although we continue to see consumers migrate to online shopping, our DTC online and retail sales channels interact with each other and largely overlap to provide a fluid purchasing experience, which engenders brand loyalty while increasing product sales and improving our inventory productivity. Further, our domestic and international consumer loyalty programs allow our consumers to earn points and awards across the DTC business, which has contributed to higher brand demand.

Our retail stores enable us to expose consumers to a more curated selection of products, directly impact our consumers’ experience with our brands, and sell our products at retail prices thereby generating larger gross profit as a percentage of net sales (gross margin). Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, though also include recent openings in our retail store fleet for the HOKA brand. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. We continue to open outlet stores in key markets to further grow our brand presence and appeal to a broader consumer base. We also have several UGG brand flagship stores and recently opened a HOKA brand flagship store, which are lead concept stores in key markets designed to showcase the UGG and HOKA brand products, respectively. We continue to evaluate future locations for a curated fleet of mono branded retail stores for the UGG and HOKA brands to continue interacting with our consumers and enhancing brand loyalty.

As of March 31, 2022, we operate our e-commerce business through Company-owned websites and mobile platforms in 59 different countries, and have a total of 149 global retail stores, which includes 75 concept stores and 74 outlet stores.

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

The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate. At our direction, our manufacturers purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin primarily from Australia and the United Kingdom (UK). We maintain routine communication with the tanneries to closely monitor the supply of high-quality sheepskin for our projected UGG brand production. To ensure an adequate supply of sheepskin, we forecast our expected usage in advance at a forward price. We also enter into fixed purchasing contracts and other pricing arrangements with certain sheepskin, leather, and UGGpure suppliers to manage price volatility. We believe current supplies are sufficient to meet our current and anticipated demand, but we continually monitor our supply chain and investigate options to accommodate our expected growth, as well as unexpected supply chain issues. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

We require our independent manufacturers and designated suppliers, including our partners and licensees, to adopt our Ethical Supply Chain Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, anti-corruption laws, restricted substances, and environmental compliance, including animal welfare and conflicts minerals, before we are willing to conduct business with them.

We use a proprietary raw material, UGGpure, which is almost entirely repurposed wool woven into a durable backing, and UGGplush, which is almost entirely repurposed wool and lyocell woven into a durable backing, in some of our UGG brand products. As part of an ongoing effort to eliminate waste as part of our corporate sustainability efforts, at this time, all of the wool in UGGpure and UGGplush is sheared from the sheepskin we are already using in our products. In addition, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance footwear product offering of the HOKA brand, which we believe will help further reduce our dependency on sheepskin. Excluding sheepskin, UGGpure, and UGGplush, we believe that substantially all raw materials and components used to manufacture our products, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

Inventory Management and Product Returns

We have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because our production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of an anticipated purchasing decision by the customer, it is challenging for us to estimate and manage our inventory and working capital requirements.

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

Our general practice, and the general practice in our industry, is to offer customers in our wholesale channel the right to return defective or improperly shipped merchandise, and to accept returns from our consumers in the DTC channel between 30 to 90 days from the point of sale for cash or credit.

We encourage our customers to place a significant portion of orders as pre-season orders, which are typically placed up to 12 months prior to the anticipated shipment date, as well as in-season fill-in orders that can be shipped immediately. We work with our customers through pre-season programs to enable us to better plan our production schedule, inventory, and shipping requirements.

Similar to other companies in our industry, we continue to experience supply chain challenges across each of the geographies in which we operate. The most significant macro-level supply chain impacts continue to be extended transit lead times and cost pressures due primarily to container shortages, port congestion, and trucking and labor scarcity. As we manage product availability, we are focused on mitigating the impacts of ongoing supply chain disruptions in both the wholesale and DTC channels, including through the early procurement of inventory in the country of sale, which will likely result in higher levels of inventory, to allow us to maintain expected service levels into our next fiscal year ending March 31, 2023 (next fiscal year).

Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further information on the associated risks and impacts on our business for supply chain disruptions. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report under the sections entitled “Trends and Uncertainties Impacting Our Business and Industry,” “Liquidity,” and “Contractual Obligations” for further information on the impact of supply chain disruptions on our results of operations, our working capital and operating requirements, as well as our purchase obligations for product, respectively.

Environmental, Social, and Governance (ESG)

As a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories, our worldwide reach and impact is significant. We believe consumers are increasingly buying brands that advance sustainable business practices and deliver quality products while striving for minimal environmental impact by employing socially conscious operations. Our sustainability policies and strategies are aligned with, and informed by, our ongoing efforts with multi-stakeholder initiatives, which involve our stockholders, employees, suppliers, and our customers, as well as other brands and non-governmental organizations. Through our holistic environmental, social and governance program, which has been in existence since 2010, we are committed to advancing our sustainable business initiatives. As a result of our efforts, we have been recognized by Newsweek as one of America’s Most Responsible Companies and included on the Bloomberg Gender Equality Index during fiscal year 2022.

ESG Oversight. Our Board of Directors, through its Corporate Governance Committee, which is comprised of four independent directors, oversees our ESG efforts. The Corporate Governance Committee and full Board of Directors regularly receives updates on the status of our ESG program. Our Chief Administrative Officer (CAO) is responsible for the day-to-day management of our ESG program. The program’s execution is driven by our leadership team and various cross-functional teams including our ethical sourcing, facilities, DCs, brands, innovation, materials, and supply chain teams.

Our ESG program aligns our internal teams with our Sustainable Development Goals (SDGs) and establishes policies to encourage our partners and suppliers to employ sustainable business practices. We annually assess risks related to ESG issues as part of our overall enterprise risk management approach. In addition, our internal audit team provides periodic targeted reviews of our ESG-related policies and procedures to the Audit & Risk Management Committee.

Stakeholder Engagement. We highly value stakeholder input and have consistently demonstrated our commitment to maintaining open and interactive dialogue on ESG matters with our stakeholders, including non-governmental organizations, employees, suppliers, industry groups, communities and governments, to ensure their views are actively considered in executing our ESG program. Our stakeholder outreach program is led by a cross-functional team that includes members of our investor relations, compliance, sustainability, diversity, equity, and inclusion (DEI), and legal teams. Additionally, we actively engage with our employees to obtain valuable feedback and track progress.

Sustainable Development Goals. Achieving measurable sustainability success is critical to our future economic and business growth, and we work to establish SDGs that we believe will make the most significant impact for our business, our stockholders, and the communities in which we operate. We are a member of the United Nations Global Compact (UNGC), the world’s largest voluntary corporate sustainability initiative. This membership requires an annual statement of progress, which is reflected in our Corporate Responsibility and Sustainability Report (Creating Change Report). Our CAO identifies specific SDGs established by the UNGC, which we adopt to guide our efforts to address environmental and social challenges. Our SDGs are currently focused on categories where we believe we can make substantial impacts.

The following is a brief overview of our SDGs and related achievements during fiscal year 2022:

•Materials. We strive to maximize the amount of environmentally preferred materials in our products (including recycled, renewable, regenerated, and natural materials). During fiscal year 2022, we sourced the vast majority of our leather supplies from Leather Working Group-certified tanneries, which promote sustainable and environmentally friendly business practices within the leather industry. We continued to utilize our third-party, science-based Lifecycle Assessment (LCA) tool to guide our brands toward leveraging preferred materials.

Our goal through calendar year 2022 is for any virgin market wool to be certified by the Responsible Wool Standard, which addresses the welfare of sheep and the land they graze on. We require our supply chain partners to comply with our Ethical Sourcing and Animal Welfare Policy and have amplified our requirements for leathers sourced from South America by implementing detailed traceability standards to address deforestation. In addition, we do not believe in the exploitation or killing of animals solely for the purpose of their fur. We only use hides that are the byproduct of the meat industry and, with our innovative UGGpure and UGGplush technologies, the wool used in our UGG brand footwear is almost entirely repurposed from sheepskin we are already using.

•Waste. We aim to sustainably reduce waste generated at our facilities and partner facilities through reduction, recycling, and reuse. Our DC in Moreno Valley, California has undertaken efforts to become a zero-waste facility by calendar year 2023. We have taken steps to remove most single-use plastic from our packaging at our corporate headquarters, and have eliminated single-use plastic bags from our retail stores. We have also implemented tracking programs with the majority of our manufacturing partners to monitor waste generation and waste diversion methods and we continue to monitor all supplier partners through our ongoing LCA outreach efforts.

•Water. We strive to mitigate water scarcity in the countries we operate in by reducing water consumption and improving water quality throughout our operations. We have reduced water consumption among our monitored manufacturing partners and have set reduction targets for our suppliers. We expect our partners to adhere to the highest standards of water efficiency and discharge.

•Chemistry. We seek to achieve environmentally sound management of chemicals and reduce the discharge of hazardous substances among our key business partners. Since fiscal year 2021, our Restricted Substances team manages and controls over 1,600 restricted substances and are constantly exploring cleaner chemistries where possible.

•Climate and Clean Energy. We aim to reduce energy consumption and carbon emissions throughout our operations. We set ambitious Scope 1, 2, and 3 carbon reduction targets with the Science-Based Targets initiative, which provides guidance to companies to set targets in line with the latest climate science. We have also engaged a third-party expert, Carbon Trust, to oversee our carbon accounting, and have collaborated with them to establish our carbon reduction targets. We are founders of the Savory Institute's Land to Market program, working to protect and reverse environmental degradation through regenerative farming practices. During fiscal year 2022, we established a long-term grant with Savory Institute to support regenerative farming practices on sheep farms in Australia, influencing over 200,000 acres and 40 farms.

•Gender Equality and Quality Education. We are committed to accelerating our DEI efforts to make a meaningful difference for our employees, our customers, and the communities in which we operate. In fiscal year 2022, we debuted on the Bloomberg Gender-Equality Index, which helps bring transparency to gender-related practices and policies at publicly-listed companies around the world. In addition to our own corporate DEI efforts, we promote gender equality and quality education at our supply chain partners through our partnership with the Business for Social Responsibility’s HERproject, which positively impacts the well-being of women through workplace-based education and training to promote health, gender equality and financial inclusion. Further, each of our brands has committed to represent Black, Indigenous, and people of color (BIPOC), Lesbian, Gay, Bisexual, Transgender, Queer, Intersex, and Allies (LGBTQIA+), and diverse body types and abilities in their marketing campaigns.

•Human Rights. We are committed to positively impacting the communities in which we operate, including assuring industry leading human rights practices within our supply chain. We have established robust criteria in our Ethical Supply Chain Supplier Code of Conduct, based on International Labour Organization standards, which outlines our expectations of our partners on various topics including child labor, forced labor, slavery and human trafficking, harassment, discrimination, health and safety, compensation, working hours, freedom of association, and environment. Topics covered in our Supplier Code of Conduct, health and safety ratings, and environmental performance are included in our performance scorecards which are regularly reviewed by our leadership team. Partners who underperform are placed on corrective action plans and monitored more frequently. We are members of the Transparency Pledge to promote a standard for supply chain disclosure in the garment and footwear industry. We publish a list that includes all of our Tier 1 and Tier 2 supply chain partners and ensure it is regularly updated to include key details like number of employees at each site, location, and types of products made. We are also members of The Social & Labor Convergence Program, a multi-stakeholder initiative whose goal is to increase the effectiveness of factory audits.

Our brands are each fully committed to sustainability, fully embrace our targets, and continue to launch sustainable collections. For example, the UGG brand’s Plant Power Collection features carbon-neutral, plant-based materials, and the brand’s Icon Impact Collection leverages environmentally preferred materials, such as lyocell, renewable sugarcane EVA, cotton, hemp, repurposed wool and recycled polyester made from recycled plastic bottles. The HOKA brand continues to focus on integrating more environmentally preferred materials in its footwear and launched a sustainable apparel collection. Further, the Teva brand partnered with TerraCycle® to give well-worn Teva sandals new life as downcycled materials. The Sanuk brand continues to offer the SustainaSole™ Collection featuring styles comprised of 55% total recycled material by weight and undyed uppers.

Our Creating Change Report for the year ended March 31, 2022, which will be published under the “Responsibility” tab of our website located at www.deckers.com, will provide more information regarding our fiscal year 2022 ESG achievements with a focus on the above SDGs. We believe that the progress of our corporate responsibility efforts is served by disclosing goals and relevant metrics and, to that end, we have aligned the reporting standards included in our Creating Change Report with the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (commonly referred to as TCFD), Global Reporting Initiative’s (commonly referred to as GRI) Core Standards, and Sustainability Accounting Standards Board’s (commonly referred to as SASB, and now part of the Value Reporting Foundation) Consumer Goods Sector Apparel, Accessories and Footwear Index. The content of our historical Corporate Responsibility and Sustainability Reports is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Human Capital - Our People and Our Culture

Employees. As of March 31, 2022, we employ approximately 4,000 employees in North America, Europe, and Asia. This includes approximately 1,400 employees in our retail stores worldwide, which includes part-time and seasonal employees. For a variety of reasons, we believe that our relationship with our employees is generally favorable.
Culture. Our purpose is to positively impact the world by uniting purposeful brands with diverse people driven to succeed and create change. Our key values, which guide our journey onward together to improve our business and create a better world around it, help hold us accountable to deliver on this purpose:

•    Come as you are. Authentic employees create an authentic company.
•    Better together. The power of independent spirit, united for a common goal.
•    Commit to create. Curiosity fuels creativity, which in turn fuels innovation.
•    Own it. We set high targets and hit them and take accountability when we don’t.
•    Do good and do great. We act with integrity and humility and respect each other and our communities to drive a sustainable business.

Our values define our Company and serve as the driving force behind how we work together and work with customers, consumers, partners, suppliers, and communities. We also have detailed ethics and compliance policies that instill a commitment to ethical behavior and legal compliance across our Company. Through our open-door policy and culture, employees are encouraged to approach their managers if they believe violations of standards or policies have occurred and are also able to make confidential and anonymous reports using a 24/7 online or telephone hotline hosted by an independent third-party provider.

Promoting Diversity, Equity and Inclusion. We promote DEI and believe that creating a diverse and inclusive workplace is critical to ensuring all of our employees can come as they are and can bring their authentic selves to work each day. We believe the inclusion of diverse perspectives, and amplifying voices of underrepresented communities brings a unique set of experiences, opinions, and thoughts on critical issues that help enhance our business and drive better outcomes. To that end, our Board of Directors is currently comprised of a total of ten directors, 40% of whom are female, and 60% of whom are from underrepresented communities. As of March 31, 2022, 21% of our director-level and above employees in the US are from BIPOC communities. This represents an increase of 6% compared to fiscal year 2021 and an overall increase of more than 9% since fiscal year 2020. Further, during fiscal year 2022, 44% of all new hires reporting into the US corporate office were BIPOC.

Our Code of Ethics, on which we train our employees biennially, as well as our annual Creating Change Report, codifies these values and our commitment to DEI. We have a robust collection of programs designed to support creating a more inclusive workplace, as well as policies and practices aimed at increasing diversity. We have implemented a comprehensive, global strategy for DEI, including the following:

•Our brands have committed to having at least 60% of individuals in our marketing campaigns who represent the BIPOC and LGBTQIA+ communities and diverse body types and abilities.
•We have created a framework for the creation of Employee Resource Groups (ERGs), which are formed around common interests, background or characteristics including gender, race, ethnicity, and other affinities. We have nine ERGs with approximately 300 employee members as of March 31, 2022.
•All director-level and above positions are interviewed by a panel that includes individuals from underrepresented communities.
•We are continuing to utilize software that optimizes job descriptions to help ensure a more diverse applicant pool, as well as redacting certain resume information that may lead to unconscious bias.
•We are expanding the pool from which we source our talent, including partnering with Historically Black Colleges and Universities, as well as local and national professional organizations.
•We have joined The Valuable 500, which is a business-to-business initiative comprised of companies committed to disability inclusion, the Civic Alliance, which is a nonpartisan business coalition that champions democracy and civic participation, and we are part of the Bloomberg Gender-Equality Index.
•We have deployed mandatory anti-racism and implicit bias training, as well as a suite of additional learning and development resources available to employees, including Inclusive Interviewing and Selection for managers, Disability Awareness & Inclusion, and Applying DEI Practices to Product Lifecycle, among others aimed at increasing employee acumen about DEI-focused topics.
•We host Coffee & Conversations, monthly small-group facilitated discussions on DEI-related topics.
•We have a global mentorship program to help provide our existing talent with networking and engagement opportunities.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. Each fiscal year, we contribute to our local communities through monetary donations, volunteer efforts and in-kind donations. During fiscal year 2022, we donated approximately $3,000 to various non-profit organizations, primarily to organizations focused on DEI initiatives, environmental impact mitigation, and community support. We also continued our ‘Art of Kindness’ events, where employees volunteer during a week-long event in our local communities multiple times during the fiscal year. Our employees volunteered over 14,000 hours in fiscal year 2022. Further, our supply chain partners followed our lead and volunteered in their local communities during fiscal year 2022. Our strategic giving and community-engagement efforts continued to be aligned with our SDGs, including DEI, the environment, uplifting youth, education, and community support. We also encourage our employees to volunteer by compensating each employee for up to 24 hours of volunteer time each calendar year and offer incentives for payments to employees’ charity of choice when meeting 100 hours of volunteer time per calendar year.

Talent Development and Retention. The ability to attract, develop and retain employees is critical to our long-term success. We focus on our employees’ growth, creating experiences that align with our strategic priorities and promote inclusion, performance, and opportunities for development. For example, our leadership team mentors rising talent on a formal and informal basis, which we believe accelerates the development of our top performers, increases organizational learning, and improves employee performance and retention. Further, our executive leadership team and Board of Directors commits substantial time to evaluating the bench strength of our leadership and supporting their career development while improving organizational performance.

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages, and annual increases based on merit, as well as annual cash bonus compensation, which is based on Company and individual performance. We provide tuition reimbursement for eligible US employees up to $5 thousand per calendar year. We were also one of the first companies to increase the minimum wage in all retail stores across the US to $15 dollars per hour, since November 2020. Further, to foster a stronger sense of ownership and align the interests of management with stockholders, time-based restricted stock units and long-term incentive plan performance stock units are granted to a substantial proportion of our leadership team under our stock-based compensation programs. In addition, employees across the US business have the opportunity to purchase stock at a discounted price through our Employee Stock Purchase Plan. Further, we engage an independent compensation consultant, FW Cook, which provides us with information to evaluate the effectiveness of our executive compensation program, including competitive pay practices and trends in our industry, the design and structure of our executive compensation program, as well as the formulation of and benchmarking against our peers within our industry.

Employee Wellness. We strive to be one of the best places to work and recognize our employees are at different stages of life and have specific individual needs. We offer affordable, innovative, comprehensive and competitive benefits package that range from health insurance, retirement plan, life insurance, disability, accident coverage, paid time off, paid and unpaid leave including maternity and paternity leave, mental health benefits and other voluntary benefits such as health savings accounts or our recent solar and electric car reimbursement program. We also provide resources to support our many employees who work from home as part of our new flexible work model (FWM), including equipment and furniture for their home office setup and workshops and tools for leading remote teams.

Employee Health and Safety. The health and safety of our employees is our highest priority. We have comprehensive safety training programs that ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities.

In an effort to protect the health and safety of our employees during the pandemic, as part of our new FWM, we continue to allow those employees who could perform their jobs remotely to have a virtual work environment, and we are limiting the number of employees on-site relative to our typical personnel office capacity. We have also implemented enhanced safety measures and protocols at our facilities where on-site work is necessary, including enhanced cleaning protocols and mask requirements where locally mandated.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time and we have begun to experience shifts during fiscal year 2022 for higher sales in the quarter ending March 31st. However, our seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions. Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further discussion of the factors that may cause our actual results to differ materially from our expectations, as well as factors that may impact our future results of operations.

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

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA,” “Koolaburra by UGG,” “UGGpure,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union (EU), Japan, and Korea. As of March 31, 2022, we hold 193 designs and inventions with corresponding design or utility patent registrations, plus 40 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.
Government Regulation

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our business, results of operations, financial condition, or competitive position based on information and circumstances known to us at this time.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and information statements (and any amendments or supplements to the foregoing) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.deckers.com. Such documents and information are available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make the following corporate governance and responsibility documents available through our website: Audit & Risk Management Committee Charter, Talent & Compensation Committee Charter, Corporate Governance Committee Charter, Corporate Disclosure Policy, Code of Ethics, 2021 Corporate Responsibility Report, Restricted Substance Packet, Ethical Supply Chain Supplier Code of Conduct, Accounting and Finance Code of Ethics, Corporate Governance Guidelines, Environmental Policy, Ethical Sourcing and Animal Welfare Policy, Paper and Forest Procurement Policy, Water Policy, and Conflict Minerals Policy. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

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

Since 2020, the pandemic has had, and in the future other public health crises or epidemics could have, repercussions across local, regional, and global economies and financial markets. The pandemic has driven global uncertainty, disrupted consumer spending and consumer supply chains, contributed to global shipping delays and port congestions, and created significant volatility and disruption of financial markets. Global supply chain disruptions during fiscal year 2022 negatively impacted our profitability and could continue to do so in future periods, which could have a material adverse effect on our financial condition and results of operations. In addition, the demand for our products and our financial condition could be adversely impacted due to a number of other factors in connection with this or other pandemics, including the following:

•    reduced demand for certain products, including as a result of decreased store traffic due to retail store closures, social distancing restrictions or changes in consumer behavior;
•    a deterioration in our ability, or the ability of our customers, to operate in affected regions;
•    reduced availability of our supply of raw materials;
•the impact on and recovery time of our supply chain, including consequential staffing shortages and manufacturing and shipping delays;
•    the failure of key business partners to provide services for our efficient operations, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us; and
•    financial difficulties facing our customers, which could cause them to be unable to make or delay making payments to us or result in order cancellations for our product offerings.

We expect any further spread of the pandemic or the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse effect on our business, operations and financial results. Further, we experienced an increase in sales of certain of our products that are desirable to wear within the work-from-home environment, and there can be no assurance that consumers will continue purchasing such products as they transition back into the workplace and travel restrictions are relaxed.

Many of our products are inherently seasonal, and the sales of certain of our products are highly sensitive to weather conditions, which makes it difficult to anticipate consumer demand for our products, manage our expenses, and forecast our financial results.

Due to the nature of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG and Koolaburra brand net sales have occurred during the fall and winter (our second and third fiscal quarters), and the highest percentage of Teva and Sanuk brand net sales have occurred during the spring and summer (our first and fourth fiscal quarters). Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand’s year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, seasonal trends have resulted in our net sales for the second and third fiscal quarters significantly exceeding that of the first and fourth fiscal quarters. While we continue to diversify and expand our product offerings by creating more year-round styles and focus on increasing HOKA brand net sales as a percentage of our aggregate net sales to positively impact our seasonality trends, we expect our quarterly net sales to fluctuate for the foreseeable future. Sales of certain of our products are highly sensitive to weather conditions, which are difficult to predict and beyond our control. For example, extended periods of unseasonably warm weather during the fall or winter may significantly reduce demand for our UGG brand products. Unfavorable or unexpected weather patterns may have a material, negative impact on our business, financial condition, results of operations and prospects, and the effects of climate change may pronounce these conditions. In addition, the unpredictability of weather conditions makes it more difficult for us to accurately forecast our financial results and meet the expectations of analysts and investors.

Due to the relative concentration of our sales in certain months of the year, factors impacting consumer spending patterns in those months, such as unexpected weather patterns, declines in consumer confidence, changing consumer preferences, uncertain economic conditions, or inflation will disproportionately impact our business and could result in our failure to achieve financial performance that is in line with our expectations or the expectations of market participants. In addition, significant fluctuations in our financial performance due to these or other factors could increase the volatility of our stock price, which could cause our stock price to decline.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand and spending patterns, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and fashion tastes, which make it difficult to anticipate demand for our products and forecast our financial results. Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes, as well as consumer spending patterns. As our brands and product offerings evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. Many of our products, particularly our UGG brand product offerings, include a fashion element and could go out of style at any time. Further, the value of our brands is largely based on evolving consumer perceptions, including as a result of shifting ethical, political or social standards, and concerns with respect to factors such as product quality, product design, technical performance, product components or materials, including the sustainability of products or materials, or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. These concerns may be exacerbated by legislation restricting our ability to use certain materials in our products, as well as negative publicity regarding us or our products, brands, marketing campaigns, partners or celebrity endorsers, which could adversely affect our reputation and sales regardless of the accuracy of such claims. Social media, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Changes in economic conditions may adversely affect our financial condition and results of operations.

Volatile economic conditions and general changes in the market have affected, and will likely continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG and HOKA brands, are premium retail products. The purchase of these products by consumers is largely discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending, particularly among affluent consumers. Sales of these products may be adversely affected by factors such as worsening economic conditions, consumer confidence in future economic conditions, changes to fuel and other energy costs, labor and healthcare costs, declines in income or asset values, and increases in consumer debt levels, inflation and interest rates, and unemployment rates. Uncertainty in global economic conditions continues, particularly in light of the impacts of the pandemic, and trends in consumer discretionary spending remain unpredictable. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do may limit the amount of their purchases or substitute less costly products for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and profitability, which could have a material adverse effect on our financial condition and results of operations.

We sell a large portion of our products through higher-end specialty and department store retailers, as well as through online marketplaces such as Amazon.com. The businesses of these customers may be impacted by factors such as changes in economic conditions, reduced consumer demand for premium products, decreases in available credit, and increased competition. If our customers face financial difficulties, it could have an adverse impact on our estimated allowances and reserves, and potentially result in us losing key customers.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations.

The footwear, apparel, and accessories industry is highly competitive and subject to changing consumer preferences and tastes. Our inability to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition and results of operations. Our competitors include both established companies and newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG and HOKA brands, certain competitors have entered the marketplace specifically in response to the success of our brands, and other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers. Further, these competitors may have relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. Our competitors’ greater resources and capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly or with superior technical capabilities, market their products and brands more successfully, identify or influence consumer preferences, increase their market share, withstand the impacts of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that factors such as access to offshore manufacturing and changes in technology will make it easier and more cost effective for these companies to compete with us.

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

We purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are limited suppliers that are able to provide the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may be found only in certain geographies. We presently rely on only two tanneries in China to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we produce do not conform to our quality or sustainability specifications or fail to meet consumer expectations, we could experience reduced demand for our products, a higher rate of customer returns and negative impacts on the image of our brands, any of which could have a material adverse impact on our business. Similarly, if these tanneries are not able to deliver sheepskin in the quantities required, or were to cease operations, we may not be able to timely obtain suitable substitute materials, which would limit our ability to meet demand for our products, lead to inventory shortages, result in a loss of sales, strain our customer relationships, and harm our reputation. In addition, any factors that negatively impact the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability, loss or destruction of property, work stoppages, political instability, or acts of terrorism or catastrophic events, could result in shortages in our supply of sheepskin.

While we have experienced fairly stable pricing in recent years, fluctuations in the price of sheepskin could occur as a result of weather patterns, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margin. While we use purchasing contracts and other pricing arrangements to reduce the impact of sheepskin price fluctuations on our results of operations, these strategies may not be sufficient to offset the negative impact of a prolonged increase in such prices on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the impact on our gross margin and our financial results may suffer. In an effort to reduce our dependency on sheepskin, we are seeking sustainable alternatives for key product materials.

In addition, our industry is characterized by rapidly changing fashion trends and consumer preferences, and we believe there is a growing trend to eliminate the use of certain animal products, most notably fur, in footwear, apparel, and accessories. For example, the sale of fur is banned in certain US cities, and similar legislation is being considered in other geographies. While the use of leather and sheepskin has typically not been subject to these restrictions, it is possible that future legislation could restrict our ability to use sheepskin in the products we sell in certain geographies. In addition, notwithstanding whether specific legislation is passed, it is possible that consumer preferences may change based on evolving ethical or social standards, such that our products may potentially become less desirable to certain consumers. Because sheepskin is used to manufacture a significant portion of our UGG brand products, any legal or social impediments to the sale of sheepskin products, especially within our large target markets, could have a material adverse impact on our business, financial condition, and results of operations.

If we are unsuccessful at improving our operational systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

We continually strive to improve, automate and streamline our operational systems, processes and infrastructure as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. If our operational system upgrades, improvements and associated change management efforts are not successful, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

Our success depends in part on the continued operation of our key business processes, including our information technology (IT) and global communications systems. We rely on third-party IT service providers worldwide for many of our IT functions, including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technologies, including the internet and third-party hosted services, to support a variety of business processes and activities. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse impacts on our business and reputation. Further, if key operational systems and processes are not properly supporting our business, it could result in information silos and inefficiencies across our organization. If we are unable to modify our systems and processes to respond to changes in our business needs, or if we or our third-party providers experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.

If we are unsuccessful at managing product manufacturing decisions, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse impact on our financial condition and results of operations.

Like other companies in our industry, we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle requires us to incur significant expenses relating to the design, manufacturing and marketing of our products in advance of the realization of revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because this cycle involves long lead times, which require us to make manufacturing decisions months in advance of an anticipated purchasing decision by the consumer, it is challenging to estimate and manage our inventory and working capital requirements, which has been exacerbated by supply chain disruptions. For example, our inventory in transit as of the end of our third and fourth fiscal quarters ended December 31, 2021, and March 31, 2022, respectively, was significantly higher than our inventory in transit in the comparable periods during fiscal year 2021, and these pressures have negatively impacted our gross margin and may continue to do so in future periods. Further, once manufacturing decisions are made, it is difficult for our management to predict and timely adjust expenses in reaction to various factors, including the following:

•    the impacts of unfavorable weather patterns on consumer spending and demand for our products;
•    changes in consumer preferences, tastes, discretionary spending, and prevailing fashion trends;
•    market acceptance of our current products and new products, and of competitive products;
•    future sales demand from our customers;
•    the competitive environment, including pricing pressure from reduced pricing of competitive products, which may cause consumers to shift their purchasing decisions away from our products;
•    delays in resource or product availability due to impacts from the pandemic; and
•    uncertain macroeconomic and political conditions.

The evolution and expansion of our brands and product offerings has made our inventory management activities more challenging. For example, if we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margin. On the other hand, if we underestimate demand, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished. In either event, these factors could have a material adverse impact on our financial condition and results of operations.

It may be difficult to identify new retail store locations that meet our requirements, and any new retail stores may not realize returns on our investments.

We expect to continually review our retail store fleet and may simultaneously identify opportunities for closure of underperforming locations while opening new retail stores at different locations. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. Because a certain amount of our retail store costs are fixed, if we have insufficient sales at a new store location, we may be unable to avoid losses or negative cash flows. The closure of a retail store can result in a significant negative financial impact, including lost sales, write-offs of retail store assets and inventory, lease termination costs, and severance costs. In light of these costs and impairments, we conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location will generate a positive return on our investment or increase our sales.

Furthermore, we license the right to operate retail stores for our brands to third parties through our partner retail program. We currently plan for most of the partner retail stores to be operated in international markets, with the largest number anticipated to be in China. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our brand image to suffer. We continue to evaluate our partner retail strategy and our retail approach in international markets in response to changes in consumer demand, retail store traffic patterns, and our brand and regional strategies.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands directly to consumers. If a partner fails to satisfy contractual obligations or otherwise meet our expectations, or experiences a closure or other operational issues, it may be difficult to locate an acceptable substitute partner. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, or increased credit or inventory risk. In addition, there is no guarantee that any replacement partner will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with our customers. As a result, we face the risk that key customers may not increase their business with us as we expect or may significantly decrease their business with us or terminate our relationship. Although no single customer accounted for 10.0% or more of our net sales during fiscal year 2022, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these customers’ business could result in a material decrease in our net sales and net income or loss if we are unable to capture these sales through our DTC channel. Further, as of March 31, 2022, we have one customer that represents 11.2% of trade accounts receivable, net. Trade accounts receivable, net are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts, or us doing so in a timely manner, which could impact our revenue and liquidity. Further, while we have distributor contracts with terms of up to five years, these contracts may have annual purchase minimums which must be met to retain the distribution rights, and these distributors are not otherwise obligated to purchase our products. Sales to our customers are generally on an order-by-order basis and may be cancelled or rescheduled by our customers. We rely on purchase order delivery dates as a key factor to forecast our sales and earnings for future periods, and if our customers postpone, reduce, or discontinue purchases from us, we could fail to meet our forecasted results. These risks have been exacerbated as key customers operate within a retail industry that continues to undergo significant structural changes fueled by technology, changes in consumer purchasing behavior, and a shrinking retail footprint. These trends have been further intensified by the pandemic. We may lose key customers if they fail to manage the impact of this rapidly changing retail environment. Any loss of one of these key customers, or a significant reduction in purchases from one of these customers, could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations. Further, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce our prices to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.

We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees and skilled personnel, we may not be able to achieve our strategic objectives and our results of operations may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified personnel, including executive officers and key employees. Further, to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring highly skilled footwear, apparel and accessories designers and IT specialists. Competition for executive officers, key employees and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. We are committed to offering competitive compensation and benefits to employees across our business to positively impact attrition, which impacts our selling, general, and administrative (SG&A) expenses. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. Further, our domestic headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our location. If we hire employees from competitors or other companies, their former employers may assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel. If we are unable to attract, retain, and motivate the personnel necessary to execute our growth plan or successfully operate our business, we may be unable to achieve our long-term strategic objectives, our results of operations may suffer, and it may damage our reputation as a preferred employer which would challenge our ability to effectively compete across the global labor market.

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

We rely upon a broad network of warehouse and distribution facilities to store, sort, package and distribute our products. In the US, we distribute products primarily through a self-managed DC in Moreno Valley, California, which features a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. In October 2021 we opened and began operations in a DC located in Mooresville, Indiana, and we expect this facility to create long-term capacity for the domestic growth of the UGG and HOKA brands. Further, we plan to expand our DCs in the US. We could face a significant disruption in our domestic DC operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur due to damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems. In addition, if our domestic DC operations and scaling efforts are impeded or delayed for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.

We depend on 3PLs to manage the operation of their DCs as necessary to meet our business needs in certain markets. Internationally, we distribute our products through DCs managed by 3PLs in Canada, China, Japan, the Netherlands, and the UK. We also distribute our products through a domestic 3PL located in Pennsylvania. If our 3PLs fail to manage these responsibilities, our distribution operations could face significant disruptions. The loss of or disruption to the operations of any one or more of these facilities could materially adversely impact our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential impact of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely upon independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, and we do not have direct control over these manufacturers or their suppliers. We expect these manufacturers to finance the production of goods ordered, maintain manufacturing capacity, comply with our policies, including our Supplier Code of Conduct and restricted substances policy, and store finished goods in a safe location pending shipment. If these manufacturers fail to manage these responsibilities, or if they experience significant disruption to their business, we may be unable to ensure timely delivery of products, products may not be delivered in sufficient quantities, or products may fail to meet our quality standards. Further, most of our independent manufacturers are concentrated in Asia, which may lead to an increased risk of supply chain disruption, particularly in the event of a natural disaster, epidemic, geopolitical tension or other event impacting the region outside of our control. If any of these were to occur, we may not be able to timely source raw materials, manufacture product, or fill customer orders, or product delivered may not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

We do not currently have long-term contracts with our independent manufacturers, and there can be no assurance of a long-term, uninterrupted supply of products from them. While we do have long-standing relationships with most of these manufacturers, any of them may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge, or extract other concessions from us, and we may not be able to substitute alternative manufacturers that are capable of providing products of a comparable quality, in a sufficient quantity, at an acceptable price, or on a timely basis. If we are required to find alternative manufacturers, we could experience a delay in the manufacturing of our products, increased manufacturing costs, as well as substantial disruption to our business, any of which could negatively impact our results of operations.

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. For example, we keep proprietary materials that are required for the production of our products, such as shoe molds and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to lose or damage these proprietary materials, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Increasing scrutiny from investors and other key stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, and consumers are increasingly focused on corporate responsibility, specifically on the ESG practices of companies and the implications of the social cost of their investments. From time to time we communicate certain ESG initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken expansive efforts to improve and implement our ESG initiatives, it is possible that stakeholders may not be satisfied with such disclosures, our ESG practices or the speed of their adoption. Moreover, the preparation of sustainability metrics requires management to establish criteria, make determinations as to the relevancy of information to be included, and make assumptions that affect reported information. The selection by management of different but acceptable measurement techniques could result in materially different amounts or metrics being reported. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, it may negatively impact our employee retention, or we may suffer from reputational damage and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals, which could negatively impact our business.

Climate change, including extreme weather conditions, natural disasters, or other events beyond our control, as well as related regulations, may adversely impact our business.

There is increasing concern regarding the effects of climate change, which include significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the supply of raw materials, including sheepskin, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. Further, it is possible consumers may increasingly adopt plant-based diets to minimize their carbon footprint, which could reduce the supply of sheep for the meat industry, and in turn, hinder our ability to source sufficient sheepskin for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Many governmental bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistent regulations among jurisdictions may also affect our costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not maintain our culture and core values over time, we may be unable to foster the passion, creativity, teamwork, focus, and innovation that we believe have contributed to the growth and success of our business. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we continue to pursue our goals and implement new strategies, we may find it difficult to maintain our corporate culture, which may be exacerbated by the prevalence of a remote or hybrid work environment, which may make it difficult for employees to interact, communicate and innovate.

Labor disruptions could negatively impact our results of operations and financial position.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes, shortages, and stoppages that affect the operations of our independent manufacturers, tanneries, transportation carriers, retail stores, or DCs create significant risks for our business, particularly if these disputes result in work slowdowns, strikes, or similar disruptions. For example, labor disputes at US shipping ports have historically impacted the delivery of our products. Furthermore, we have experienced challenges attracting and retaining employees as we increasingly compete for talent. Any such challenges or disruptions may potentially result in cancelled orders by customers, unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.

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

Further, we may be required to issue equity securities to finance an acquisition, which would be dilutive to our stockholders, and the equity securities may have rights or preferences senior to those of our existing stockholders. If we incur indebtedness to finance an acquisition, it will result in debt service costs, and we may be subject to covenants restricting our operations or liens encumbering our assets.

Risks Related to Our Global Business Strategy, Operations, and International Commerce

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model for certain brands. Conversely, we may shift from a direct distribution model to a third-party distribution model for certain other brands. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. For example, we continue to explore future retail opportunities for the HOKA brand, including through third-party partners in international markets. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

The pandemic and related governmental and port facility actions have caused delays in shipments of our products. During fiscal year 2022, the operations of our independent manufacturers, the DCs where we manage our inventory, the operations of our 3PLs and our third-party logistic partners experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures and worker shortages. Further, due to the pandemic, reductions in the number of ocean carrier voyages and capacity have delayed the arrival of imports and increased ocean transport costs globally. Ongoing ocean carrier consolidation, reduced capacity, congestion at major international gateways and other economic factors are challenging ocean transportation. Further, in the US, trucking costs have risen dramatically due to driver shortages, increased labor costs, and safety, environmental, and labor regulations. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. However, we remain focused on mitigating the impacts of ongoing disruptions, including through the early procurement of inventory, which will likely result in higher inventory levels to allow us to maintain expected service levels into our next fiscal year.

In addition to logistical supply chain pressures, our network of strategic sourcing partners, which include material vendors and manufacturers, has navigated delays and disruptions due to the pandemic. Due to our dual sourcing capabilities and our strategic product prioritization, we have been able to mitigate the impacts of production disruptions. For example, we have expanded production capacity with certain of our existing sourcing partners and reallocated production among others to navigate facility closures. In addition, we have onboarded additional long-term partners to further diversify our country-level manufacturing and sourcing lines and expect to continue to grow our distribution network to support our long-term growth strategy. These efforts are intended to support our growing brands and prospectively mitigate against similar localized risks. However, in our next fiscal year we expect headwinds from this growth resulting from new sourcing partner capacity constraints and time needed to scale production to ensure the rigorous quality standards of our brands.

In addition, global inflation has contributed to already higher incremental freight costs, and such inflation may continue to fuel these costs. We have experienced significant increases in ocean shipping rates resulting in reductions to our gross margin, and we expect such fluctuations to continue in future periods. Further, we strategically used more expensive air freight to ship our products to meet demand in fiscal year 2022, which we may be required to leverage in future periods to maintain service levels. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet consumer demand, strained relationships with customers and diminished brand loyalty. Despite our actions to mitigate these impacts, we expect to still be impacted by global logistics challenges during our next fiscal year. While we continue to see value in utilizing air freight while ocean bottlenecks persist so that we can capture market share and continue to grow our brands, our gross margin will be impacted by utilizing air freight at increased levels.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are located in Asia. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•    tariffs, import and export controls, and other non-tariff barriers;
•    increasing transportation costs, including as a result of global inflationary pressure, shipping delays at ports, and a limited supply of international shipping capacity;
•    increasing labor costs and labor disruptions;
•    poor infrastructure and equipment shortages, which can disrupt transportation and utilities;
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

These or other risks and uncertainties could interfere with the manufacture or shipment of our products, which could make it more difficult to obtain adequate supplies of quality products and negatively impact our sales and earnings. While we require our independent manufacturers and their suppliers to adhere to environmental, labor, ethical, health, safety, and other standard business practices and applicable laws, and while we periodically visit and audit their operations, we do not control their business practices. If we discover non-compliant manufacturers or suppliers that cannot or will not become compliant, we will cease conducting business with them, which could increase our costs and interrupt our product supply chain. Our manufacturers’ violations of applicable laws and business standards could also result in negative publicity, which could damage our reputation and the value of our brands. Further, if our manufacturers or suppliers violate US or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and forfeiture of products we are attempting to import, or the loss of our import privileges, which could have a negative impact on our results of operations.

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
•    political or economic uncertainty or instability, including the war in Ukraine, which has disrupted European businesses and has the potential to reduce levels of consumer spending, which could have a material adverse impact on our business, particularly our UGG and HOKA brands’ net sales;
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

We operate on a global basis, with 31.2% of our net sales for the year ended March 31, 2022, from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies and our foreign distributors typically sell our products in local currency, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, gross margin, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected. We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, remeasurements, or translations could materially impact our consolidated financial statements.

International trade and import regulations may impose unexpected duty costs, the revision of current trade agreements may require us to alter current practices, changes in trade relations may result in tariffs, and transportation challenges and security procedures may cause significant delays and additional costs.

Products manufactured overseas and imported into the US and other countries are subject to import duties. While we have implemented measures to comply with applicable customs regulations and to properly calculate import duties, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of such products and our forecasted gross margin. In addition, we cannot predict whether future laws, regulations, trade remedy actions, or international agreements may impose additional duties or other restrictions on the import of products from one or more of our sourcing venues. Further, trade relations between our sourcing venues, particularly those in China, and the US have created uncertainty and there exists the potential for import duties or other restrictions on imports from China, which could increase the cost of sourcing in China. We have transitioned most of our footwear sourcing from China to Vietnam as part of our supplier optimization strategy. If we are unable to source our products from the countries where we wish to purchase them, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, and results of operations.

International trade policy is undergoing revision, introducing significant uncertainty with respect to future trade regulations and existing trade agreements. Changes in tax policy or trade regulations could cause us to encounter new customs duties, which may require us to implement new supply chains, withdraw from certain markets or change our business methods, and could make it difficult to obtain quality products at a competitive price. The continued negotiation of free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers, which may seek to export footwear, apparel, and accessories to our target markets at preferred rates of duty which may negatively impact our results of operations.

Transportation and distribution costs may be adversely impacted by new regulations, increased demand, increased fuel and labor costs, inflation, and political and economic instability. For example, the Russian invasion of Ukraine during our fourth fiscal quarter, and the resulting financial and economic sanctions imposed by various countries and organizations has impacted transportation and energy costs. Further disruption in this region, or additional sanctions imposed in response to the conflict, could increase distribution costs in Europe and adversely impact our results of operations. Additionally, the increased threat of terrorist activity, and law enforcement responses to this threat, have required greater levels of inspection of imported goods and caused delays in bringing imported goods to market. Any tightening of security procedures could worsen these delays and increase our costs.

Risks Related to Our Legal, Compliance, and Regulatory Environment

Failure to adequately protect our intellectual property rights to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights, and other intellectual property rights. An unfortunate reaction to the success of our brands is that we have become a target of counterfeiting and product imitation strategies. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect these rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it will allow our competitors to sell products that are similar to and directly competitive with our products, or we could otherwise lose opportunities to sell our products to consumers who may instead purchase a counterfeit or imitation product, which could reduce sales of our products and adversely affect the value of our brands. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively impact our business and results of operations. In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey, and the Netherlands. Any court decision or settlement that invalidates or limits trademark protection of our brands, which allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributor to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales, and could have a material adverse effect on the value of our brands.

A security breach or other disruption to our IT systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, supplier, or sensitive company information or could disrupt our operations, which could damage our relationships with customers, suppliers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition, or results of operations.

Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, credit card information, and our proprietary financial, operational, and strategic information. The protection of this information is vitally important to us as the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such information could lead to significant reputation or competitive harm, result in litigation involving us or our business partners, expose us to regulatory proceedings, and cause us to incur substantial losses. As a result, we believe our future success and growth depends, in part, on the ability of our key business processes and systems, to prevent the theft, loss, misuse, unauthorized disclosure, or unauthorized access of this information, and to respond quickly and effectively if data security incidents occur. We are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition, or results of operations.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents have significantly increased in recent years. Like other businesses, we have experienced, and are continually at risk of, attacks and incidents. Additionally, external events, such as the Russia-Ukraine conflict, can increase the likelihood of such incidents, and our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, and the interconnectivity and interdependence of third parties to our systems. We expend significant resources on IT and data security tools, measures, and processes designed to protect our IT systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any attack or incident. Whether these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

Although we take the security of our IT systems seriously, there can be no assurance that the measures we employ will prevent unauthorized persons from obtaining access to our systems and information. Despite our implementation of reasonable security measures, our systems and information may be susceptible to cyber-attacks or data security incidents. These risks may be exacerbated in a remote work environment. Because the techniques used to obtain unauthorized access to IT systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate protective measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches. A cyber-attack or other data security incident could result in significant disruption of our business such that:

•    critical business systems become inoperable or require significant time or cost to restore;
•    personnel are unable to perform their duties or communicate with third-party partners;
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

If any of these events were to occur, it could have a material adverse effect on our financial condition and results of operations and result in harm to our reputation. In addition, if a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers, suppliers, or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our brands, cause our suppliers to reconsider their relationship with us or impose onerous contractual provisions, and subject us to litigation, liability, fines, and penalties. We could be subject to regulatory or other actions pursuant to domestic and international privacy laws, which could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.

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

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our ability to borrow under our revolving credit facilities may be limited if the lenders believe there has been a material adverse change to our business. In addition, our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests, or otherwise respond to changing business and economic conditions, and may therefore have a material impact on our business. Failure to comply with any of the covenants could result in a default, allowing our lenders to accelerate the timing of payments, which could have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, in some cases, a default under one revolving credit facility could result in a cross-default under other revolving credit facilities. Certain of our revolving credit facility agreements bear interest at a rate that varies depending on the London Interbank Offered Rate or alternative borrowing rate by currency. Any increases in interest rates applicable to borrowings under our credit facilities would increase our cost of borrowing, which would result in a decline in our net income and liquidity.

The tax laws applicable to our business are very complex and changes in tax laws could increase our worldwide tax rate, or audits by various taxing authorities may subject us to additional tax liabilities, and materially affect our financial position and results of operations.

We are subject to changes in tax laws, regulations and treaties in and between the jurisdictions in which we operate. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. Our tax expense is based on our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Future changes in these tax laws, or in their interpretation, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, global tax authorities may take differing positions in interpreting the Organization for Economic Co-operation and Development’s guidance, including with respect to base erosion and profit shifting, which could modify existing tax principles. These changes and potential other tax law changes could increase our income tax liability or adversely affect our long-term effective tax rates and net income.

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
•    our stock repurchase activity or announcements regarding the same;
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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter, or prevent a change-in-control transaction. Any provision of Delaware law, our Certificate, or our Bylaws, which has the effect of rendering more difficult, delaying, deterring, or preventing a change-in-control transaction could limit the opportunity for stockholders to receive a premium for their shares of our common stock, and could affect the price that investors are willing to pay for our common stock.

Item 2. Properties

Our corporate headquarters is located in Goleta, California. The construction of our 14-acre corporate headquarters in Goleta, California was substantially completed in January 2014.

We have a warehouse and DC located in Moreno Valley, California, which we began operations during the fourth quarter of fiscal year 2015 and have since continued optimizing and expanding our operations at this location. Further, since October 2021 we opened and began operations for a second US DC located in Mooresville, Indiana. In April 2022, we signed a lease for additional space at our US DC in Mooresville, Indiana for up to 1,015,192 square feet over the duration of the lease term. We expect the expanded space to be operational in the third quarter of our fiscal year ending March 31, 2024.

We also have offices in China, Hong Kong, Vietnam, Japan, France, Germany, the Netherlands, and the UK to oversee the quality and manufacturing standards of our products, and for regional sales, operations, marketing, and administration, as well as offices in Macau and Hong Kong to coordinate logistics.

As of March 31, 2022, we have 50 retail stores in the US ranging from approximately 1,000 to 13,000 square feet. Internationally, we have 99 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

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

The following table provides details regarding our significant physical properties that are operational as of March 31, 2022:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Mooresville, Indiana	Warehouse and Distribution Center	Lease	507,600
Goleta, California	Corporate Headquarters	Own	185,094

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

As of May 5, 2022, we had 38 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2022, that were not registered under the Securities Act.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index for the five fiscal-year periods commencing April 1, 2017, and ended March 31, 2022. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph below assumes one hundred dollars invested in our common stock, the S&P 500 Apparel, Accessories & Luxury Goods Index and the NYSE Composite Index on April 1, 2017.

COMPARISON OF CUMULATIVE TOTAL RETURN

600
400
200
0
Index Value
04/17
03/18
03/19
03/20
03/21
03/22
Period Ending
Deckers Outdoor Corporation
S&P 500 Apparel, Accessories & Luxury Goods Index
NYSE Composite Index*

	April 1,	Years Ended March 31,
	2017	2018	2019	2020	2021	2022
Deckers Outdoor Corporation	$100.0	$150.7	$246.1	$224.3	$553.2	$458.3
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	128.3	124.2	61.8	126.1	99.7
The NYSE Composite Index	100.0	111.2	116.6	97.2	150.7	164.4

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

Stock Repurchase Programs

In January 2019, our Board of Directors approved a stock repurchase program that authorized us to repurchase $261,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. Our Board of Directors approved an additional authorization of $750,000 during April 2021 to repurchase our common stock under the same conditions as the prior stock repurchase program (collectively, the stock repurchase programs).

Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make stock repurchases under these programs, so long as we do not exceed certain leverage ratios and no event of default has occurred under these agreements. As of March 31, 2022, no defaults have occurred under our credit agreements.

Below is a summary of stock repurchasing activity under our stock repurchase programs during the fourth fiscal quarter ended March 31, 2022:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase**
January 1 - January 31, 2022	2,643	$368.25	$973	$543,003
February 1 - February 28, 2022	194,912	302.69	58,998	484,005
March 1 - March 31, 2022	110,023	272.65	29,998	454,007

*Any share repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to March 31, 2022, through May 5, 2022, we repurchased 176,046 shares for $47,997 at an average price of $272.64 per share and had $406,010 remaining authorized under the stock repurchase program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for the years ended March 31, 2022, and 2021 and year-over-year comparisons between those periods. For year-over-year comparisons between the years ended March 31, 2021, and 2020, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 28, 2021.

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

Financial Highlights

Consolidated financial performance highlights of fiscal year 2022 compared to the prior period, are as follows:

•Net sales increased 23.8% to $3,150,339.
◦Channel
▪Wholesale channel net sales increased 31.0% to $1,936,739.
▪DTC channel net sales increased 13.8% to $1,213,600.
◦Geography
▪Domestic net sales increased 23.1% to $2,167,793.
▪International net sales increased 25.3% to $982,546.
•Gross margin decreased 300 basis points to 51.0%.
•Income from operations increased 12.0% to $564,707.
•Diluted earnings per share increased by $2.79 per share to $16.26 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:

Supply Chain

•Similar to other companies in our industry, we continue to experience supply chain challenges across each of the geographies in which we operate. The most significant macro-level supply chain impacts continue to be extended transit lead times and cost pressures, including from inflation, due primarily to container shortages, port congestion, and trucking and labor scarcity, which have created negative downstream impacts on our results of operations. To offset the impacts of these ongoing constraints, we have used a substantial amount of air freight. These costs, together with higher ocean container shipment and trucking costs, have elevated our transportation and logistics costs and negatively impacted our gross margin during fiscal year 2022, and we expect will continue to do so in future periods, particularly as we seek to maintain strategic product launch timelines and customer service levels. As we manage product availability, we remain focused on mitigating the impacts of ongoing disruptions in both the wholesale and DTC channels into our next fiscal year, including through the use of air freight (almost exclusively for the HOKA brand) and the early procurement of inventory in the country of sale, which will likely result in higher levels of inventory to allow us to maintain expected service levels into our next fiscal year. We anticipate these global supply chain pressures will continue, and we remain focused on ensuring our long-term growth strategy remains flexible to adapt to fluid conditions.

•Although our owned DCs and 3PL providers are currently operating and supporting ongoing logistics, certain of these facilities continue to experience operational challenges, which have resulted in delays distributing our products, as well as cost pressures. Further, the headwinds we have encountered transitioning to our new European 3PL as that provider refines its system and delivery levels have exacerbated supply chain pressures. While this transition has been difficult in the current logistics environment, we believe this is a critical investment to create long-term capacity that will facilitate future growth. We continue to invest in infrastructure, including in our global distribution and logistics capabilities, end-to-end planning systems, and e-commerce platforms, as well as in expanding our sourcing capabilities and distribution points, to ensure we scale our operations commensurate with consumer demand.

Inflation

•Due to recent heightened inflation in key global markets, including the United States, we experienced impacts from inflation during fiscal year 2022, primarily related to supply chain challenges including higher freight costs, discussed above. We expect our business will be impacted by continued or increasing inflation in future periods, including impacts to costs for finished goods, freight, and commodities, which will impact our gross margin in our next fiscal year, as well as potential impacts to our operating expenses, foreign currency exchange rates, wages in a competitive job market, interest rates on borrowings, and customer demand.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand globally to execute our long-term growth strategy, including through an optimized digital marketing strategy. The HOKA brand’s growth has been balanced across its ecosystem of access points, with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our seasonality trends. In our next fiscal year, we intend to focus our efforts to drive HOKA brand performance on distribution management to drive new consumer acquisition in key markets and launching innovative product offerings to increase category adoption and market share gains with existing consumers. For example, we’re looking at volume expansion with new and existing global strategic wholesale partners to drive new consumer acquisition. Further, we recently opened the HOKA brand's first owned and operated retail stores in Asia and launched pop-up stores in North America to build upon our retail strategy and define the optimal consumer experience and concept for the HOKA brand. We plan to open additional retail stores for the HOKA brand and to continue exploring opportunities to strategically expand our HOKA brand retail store fleet.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition through building a foundation of diversified and counter-seasonal product acceptance, especially with younger consumers, through localized marketing investments, which is fueling a healthier product mix and reducing the need for promotional activity.

•While we experienced a channel mix shift to wholesale in fiscal year 2022 as we refilled customer inventory levels, our aggregated DTC channel mix continues to be above our historical pre-pandemic levels. Our long-term growth strategy remains focused on building our DTC channel to represent an increasing portion of our total net sales, as we prioritize consumer acquisition and experience strong demand for the HOKA and UGG brands.

•We continue to make selective price increases as appropriate by brand and product, taking into consideration, for example, the competitive landscape of our brands, our segmentation strategy, and higher costs, including for inflationary pressures on materials used in the production of our products, as well as ocean freight costs, which we believe can be mitigated by these price increases. However, we do not expect price increases to cover the significant use of air freight in our next fiscal year.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is our CEO, President, and Principal Executive Officer (PEO), is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

We believe demand for UGG brand products will continue to be driven by the following:

•Successful acquisition of a diverse consumer base that resonates globally and with key markets, including for a younger, fashionable consumer, through strategic marketing activations and collaborations.
•High consumer brand loyalty due to consistent delivery of quality and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as Women's spring and summer lines, as well as expanded category offerings for Men's products, and more fashionable product for our Classics line.
•Thoughtful expansion of our apparel and accessories businesses.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear that offers enhanced cushioning and inherent stability with minimal weight, apparel, and accessories. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Strong marketing has fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is rapidly growing within selective key accounts. As a result, the HOKA brand is bolstering its net sales, which continue to increase as a percentage of our aggregate net sales.

We believe demand for HOKA brand products will continue to be driven by the following:

•Leading performance product innovation, category extensions, and key franchise management, including higher frequency product drop rates and improving accessibility to all athletes.
•Increased global brand awareness and new consumer adoption through enhanced global marketing activations and online consumer acquisition, including building a more diverse outdoor community through digital and in-person event sponsorship.
•Thoughtful and strategic wholesale distribution choices, allowing the HOKA brand access and introduction to a broader, more diverse, consumer base.
•Category extensions in authentic performance footwear offerings such as lifestyle, trail, and hiking categories.

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
•Increasing brand awareness in key major global markets due to outdoor lifestyle participation amongst younger consumers.
•Category extensions in performance hike footwear, including key franchises, as well as year-round product.

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

We believe demand for Sanuk brand products will continue to be driven by the following:

•Introducing a broader and more premium range of product, including through category extensions in casual footwear for the younger consumer, including slippers and boots.

Other Brands. Other brands consist primarily of the Koolaburra brand. The Koolaburra brand is a casual footwear fashion line using plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering.

We believe demand for Koolaburra brand products will continue to be driven by the following:

•Increasing brand awareness with younger consumers.
•Evolution of key franchises and further expansion in fashion casual boots, sneakers, and slippers.

Direct-to-Consumer. Our DTC business encompasses all our brands and is comprised of our retail stores and e-commerce websites which, in an omni-channel marketplace, are intertwined and interdependent. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions in store and online.

E-Commerce Business. Our e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2022, we operate our e-commerce business through Company-owned websites and mobile platforms in 59 different countries, for which the net sales are recorded in our DTC reportable operating segment.

Retail Business. Our global Company-owned retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, though also include recent openings in our retail store fleet for the HOKA brand. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. As of March 31, 2022, we have a total of 149 global retail stores, which includes 75 concept stores and 74 outlet stores. While we generally open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter, the timing of such openings and closures may vary. We will continue to evaluate our retail store fleet strategy in response to changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are eight flagship stores, which are lead concept stores in certain key markets and prominent locations designed to showcase UGG and HOKA brand products in mono branded stores. Primarily located in major tourist locations, these stores are typically larger than our general concept stores with broader product offerings and greater traffic. We anticipate continuing to operate a curated fleet of flagship stores to enhance our interaction with our consumers and increase brand loyalty. The net sales for these stores are recorded in our DTC reportable operating segment.

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

Partner Retail Stores. We rely on partner retail stores for the UGG and HOKA brands. Partner retail stores are branded stores that are wholly owned and operated by third parties and not included in the total count of global Company-owned retail stores. When a partner retail store is opened, or a store is converted into a partner retail store, the related net sales are recorded in each respective brand’s wholesale reportable operating segment, as applicable.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time and we have begun to experience shifts during fiscal year 2022 for higher sales in the quarter ending March 31st. However, our seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions. Refer to Note 14, “Quarterly Summary of Information (Unaudited),” of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

Result of Operations

Year Ended March 31, 2022, Compared to Year Ended March 31, 2021. Results of operations were as follows:

	Years Ended March 31,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$3,150,339	100.0%	$2,545,641	100.0%	$604,698	23.8%
Cost of sales	1,542,788	49.0	1,171,551	46.0	(371,237)	(31.7)
Gross profit	1,607,551	51.0	1,374,090	54.0	233,461	17.0
Selling, general, and administrative expenses	1,042,844	33.1	869,885	34.2	(172,959)	(19.9)
Income from operations	564,707	17.9	504,205	19.8	60,502	12.0
Other expense, net	69	—	2,691	0.1	2,622	97.4
Income before income taxes	564,638	17.9	501,514	19.7	63,124	12.6
Income tax expense	112,689	3.6	118,939	4.7	6,250	5.3
Net income	451,949	14.3	382,575	15.0	69,374	18.1
Total other comprehensive (loss) income, net of tax	(8,212)	(0.2)	8,816	0.3	(17,028)	(193.1)
Comprehensive income	$443,737	14.1%	$391,391	15.3%	$52,346	13.4%
Net income per share
Basic	$16.43		$13.64		$2.79
Diluted	$16.26		$13.47		$2.79

Net Sales. Net sales by location, and by brand and channel were as follows:

	Years Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$2,167,793	$1,761,477	$406,316	23.1%
International	982,546	784,164	198,382	25.3
Total	$3,150,339	$2,545,641	$604,698	23.8%

Net sales by brand and channel
UGG brand
Wholesale	$1,088,082	$871,799	$216,283	24.8%
Direct-to-Consumer	893,887	845,283	48,604	5.8
Total	1,981,969	1,717,082	264,887	15.4
HOKA brand
Wholesale	628,674	405,243	223,431	55.1
Direct-to-Consumer	262,920	165,997	96,923	58.4
Total	891,594	571,240	320,354	56.1
Teva brand
Wholesale	129,094	105,928	23,166	21.9
Direct-to-Consumer	33,643	32,860	783	2.4
Total	162,737	138,788	23,949	17.3

	Years Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	30,316	26,566	3,750	14.1
Direct-to-Consumer	12,779	15,274	(2,495)	(16.3)
Total	43,095	41,840	1,255	3.0
Other brands
Wholesale	60,573	69,375	(8,802)	(12.7)
Direct-to-Consumer	10,371	7,316	3,055	41.8
Total	70,944	76,691	(5,747)	(7.5)
Total	$3,150,339	$2,545,641	$604,698	23.8%

Total Wholesale	$1,936,739	$1,478,911	$457,828	31.0%
Total Direct-to-Consumer	1,213,600	1,066,730	146,870	13.8
Total	$3,150,339	$2,545,641	$604,698	23.8%

Total net sales increased primarily due to higher HOKA, UGG, and Teva brand sales across all channels, despite impacts from supply chain constraints, including extended transit lead times. Further, we experienced an increase of 22.2% in total volume of pairs sold to 51,200 from 41,900 compared to the prior period. On a constant currency basis, net sales increased by 23.2%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the UGG brand increased globally, driven by growth across a diversified product lineup, particularly for non-core Women's, core Men's products such as slippers, as well as Kids' core product lines, including the benefit of refilling inventory levels as well as our international reset strategies.

•Wholesale net sales of the HOKA brand increased globally, resulting from market share gains, including new consumer acquisition, driven by increased brand awareness through expanded sponsorship events and digital marketing, as well as core key franchise updates, the addition of new styles, and select door expansion with key partners.

•Wholesale net sales of the Teva brand increased primarily due to continued acceleration of US demand, as well as lapping disruptions from the pandemic, including higher reorders from our customers through the brands' peak sell-in period during the first half of fiscal year 2022.

•DTC net sales increased primarily due to higher global UGG and HOKA brand sales. Due to the disruption of our retail store base throughout fiscal year 2021, we are not reporting a comparable DTC net sales metric for fiscal year 2022.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 25.3% and represented 31.2% and 30.8% of total net sales for the years ended March 31, 2022, and 2021, respectively. These increases were primarily driven by higher international sales for the UGG and HOKA brand in all channels and regions.

Gross Profit. Gross margin decreased to 51.0% from 54.0%, compared to the prior period, almost entirely due to higher freight costs, as we incurred a substantial increase in air freight usage, ocean container rates and third-party delivery fees. Further, we experienced an unfavorable channel mix shift to wholesale, partially offset by favorable HOKA brand mix, fewer closeouts, and favorable changes in foreign currency exchange rates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $67,100, primarily due to higher digital marketing and advertising development expenses for the HOKA and UGG brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $48,700, primarily due to higher warehousing fees, shipping supplies, and retail operating costs, as well as higher net insurance costs and higher e-commerce technology costs driven by higher sales and commissions.

•Increased payroll and related costs of approximately $48,000, primarily due to higher headcount, including for warehouse teams, and other related compensation, partially offset by lower annual performance-based compensation.

•Increased other operating expenses of approximately $20,800, primarily due to higher IT and related project costs, sales team costs, travel expenses, and depreciation expense.

•Increased foreign currency-related losses of $7,200, primarily due to unfavorable changes in the US dollar exchange rate against Canadian, Asian, and European foreign currency exchange rates.

•Decreased impairments of operating lease and other long-lived assets of approximately $14,500.

•Decreased expenses for allowances for trade accounts receivable of approximately $4,400, primarily due to a decrease in bad debt expense to account for the lower risk of customer payment defaults resulting from the ongoing recovery from the pandemic.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$315,240	$292,718	$22,522	7.7%
HOKA brand wholesale	155,344	111,208	44,136	39.7
Teva brand wholesale	33,294	27,120	6,174	22.8
Sanuk brand wholesale	6,463	(162)	6,625	4,089.5
Other brands wholesale	14,028	21,573	(7,545)	(35.0)
Direct-to-Consumer	435,414	349,465	85,949	24.6
Unallocated overhead costs	(395,076)	(297,717)	(97,359)	(32.7)
Total	$564,707	$504,205	$60,502	12.0%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margin driven by higher freight costs. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of DTC was due to higher net sales and lower Company-owned retail store impairments, partially offset by higher variable e-commerce operating costs and higher variable selling costs.

•The increase in income from operations of HOKA and UGG brand wholesale was due to higher net sales, partially offset by lower gross margin driven by higher freight costs, as well as higher variable marketing expenses.

•The increase in unallocated overhead costs was primarily due to higher operating expenses, including warehousing fees, net insurance costs, IT costs, shipping supplies, depreciation expense, higher payroll and related costs driven by higher headcount, as well as higher foreign currency-related losses and variable advertising and promotion expenses.

Other Expense, Net. Total other expense, net, compared to the prior period, decreased due to lower interest expense resulting from repayment of our mortgage during fiscal year 2021.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2022	2021
Income tax expense	$112,689	$118,939
Effective income tax rate	20.0%	23.7%

The decrease in our effective income tax rate, compared to the prior period, was due to higher net discrete tax benefits, primarily driven by favorable releases of uncertain tax positions, tax deductions for stock-based compensation, and increased benefits for return to provision adjustments, as well as changes in the jurisdictional mix of worldwide income before income taxes.

Foreign income before income taxes was $168,270 and $133,186 and worldwide income before income taxes was $564,638 and $501,514 during the years ended March 31, 2022, and 2021, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign gross margin as a percentage of worldwide sales.

For the years ended March 31, 2022, and 2021, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries. Refer to the section titled “Liquidity” below for further information.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales, partially offset by lower gross margin. Net income per share increased, compared to the prior period, due to higher net income, combined with lower weighted-average common shares outstanding, driven by higher stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable European and Asian foreign currency exchange rates.

Liquidity

We finance our working capital and operating requirements using a combination of our cash and cash equivalents balances, cash provided from ongoing operating activities and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons.

As of March 31, 2022, our cash and cash equivalents are $843,527. While we are subject to uncertainty surrounding the pandemic, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for at least the next 12 months.

Our liquidity may be impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, including estimating inventory requirements that require earlier purchasing windows to manage supply chain constraints, our ability to respond to the impacts and disruptions caused by the pandemic, and our ability to respond to economic, political and legislative developments. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

As discussed above under the heading “Trends and Uncertainties Impacting Our Business and Industry,” the pandemic has continued to create supply chain challenges that will impact the availability of inventory over the next few quarters as well as increased costs to mitigate these delays, which we expect to adversely impact our results of operations in our next fiscal year. If there are unexpected material impacts to our business in future periods from the pandemic and we need to raise or conserve additional cash to fund our operations, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity.

Repatriation of Cash. We repatriated $120,000 and $175,000 of cash and cash equivalents during the years ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we have $133,053 of cash and cash equivalents outside the US and held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Beginning with the tax year ended March 31, 2018, pursuant to the Tax Reform Act, an installment election was made to pay the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings over eight years. The cumulative remaining balance as of March 31, 2022, is $38,263. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on the impacts of the recent Tax Reform Act.

Stock Repurchase Programs. We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives and drive stockholder value, including by potentially repurchasing additional shares of our common stock. Our stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. As of March 31, 2022, the aggregate remaining approved amount under our stock repurchase programs is $454,007. Subsequent to March 31, 2022, through May 5, 2022, we repurchased 176,046 shares for $47,997 at an average price of $272.64 per share and had $406,010 remaining authorized under the stock repurchase program.

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

As of March 31, 2022, we have no outstanding balance, outstanding letters of credit of $549, and available borrowings of $399,451 under our Primary Credit Facility.

China Credit Facility. Our revolving credit facility in China (China Credit Facility) is an uncommitted revolving line of credit of up to CNY300,000, or $47,286.

As of March 31, 2022, we have no outstanding balance, outstanding bank guarantees of $32, and available borrowings of $47,254 under our China Credit Facility.

Japan Credit Facility. Our revolving credit facility in Japan (Japan Credit Facility) is an uncommitted revolving line of credit of up to JPY3,000,000, or $24,623. We renewed the Japan Credit Facility through January 31, 2023, substantially under the terms of the original credit agreement.

As of March 31, 2022, we have no outstanding balance and available borrowings of $24,623 under our Japan Credit Facility.

Debt Covenants. As of March 31, 2022, we are in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on our capital resources.

Cash Flows

The following table summarizes the major components our consolidated statements of cash flows for the periods presented:

	Years Ended March 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$172,353	$596,217	$(423,864)	(71.1)%
Net cash used in investing activities	(51,009)	(32,169)	(18,840)	(58.6)
Net cash used in financing activities	(367,482)	(129,581)	(237,901)	(183.6)
Effect of foreign currency exchange rates on cash and cash equivalents	304	5,458	(5,154)	(94.4)
Net change in cash and cash equivalents	$(245,834)	$439,925	$(685,759)	(155.9)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income, other cash receipts and expenditure adjustments, and changes in working capital.

The decrease in net cash provided by operating activities during the year ended March 31, 2022, compared to the prior period, was primarily due to a net unfavorable change in operating assets and liabilities, partially offset by favorable net income after non-cash adjustments. The changes in operating assets and liabilities were primarily due to net unfavorable changes in inventories, other accrued expenses, trade accounts receivable, net, income tax payable, other assets, and income tax receivable, partially offset by a net favorable change in trade accounts payable.

Investing Activities. The increase in net cash used in investing activities during the year ended March 31, 2022, compared to the prior period, was primarily due to higher capital expenditures for our second US DC, as well as higher showrooms and IT costs, partially offset by lower capital expenditures for retail stores.

Financing Activities. The increase in net cash used in financing activities during the year ended March 31, 2022, compared to the prior period, was primarily due to higher stock repurchases, higher cash paid for shares withheld for taxes, and lower proceeds from exercise of stock options, partially offset by the mortgage repayment during fiscal year 2021.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2022, and the effects of such obligations in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$238,754	$53,886	$83,667	$58,651	$42,550
Purchase obligations for product (2)	809,812	809,812	—	—	—
Purchase obligations for commodities (3)	206,979	99,066	107,913	—	—
Other purchase obligations (4)	207,651	69,057	66,073	72,521	—
Net unrecognized tax benefits (5)	8,642	—	8,642	—	—
Total	$1,471,838	$1,031,821	$266,295	$131,172	$42,550

(1)Our operating lease commitments consist primarily of building leases for our retail locations, our warehouse and DCs, and regional offices, and include the undiscounted cash lease payments owed under the terms of our operating lease agreements. In April 2022 we signed a lease for additional space at our US DC in Mooresville, Indiana with an initial lease term of ten years for a minimum commitment of approximately $46,000, which we expect to operational in the third quarter of our fiscal year ending March 31, 2024. Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating lease assets and lease liabilities.

(2)Our purchase obligations for product consist mostly of open purchase orders issued in the ordinary course of business. Outstanding purchase orders are primarily issued to our third-party manufacturers and are expected to be paid within one year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment obligations based on information currently available. Due to increased demand for certain products combined with longer logistics lead times and increased transit times from origin to destination as a result of supply chain disruptions, we are currently expecting that our inventory purchases with our third-party manufacturers will be significantly higher for our next fiscal year compared to fiscal year 2022.

(3)Our purchase obligations for commodities include sheepskin, UGGpure, and leather, and represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments. We expect that purchases made by us under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels. There are $33,120 of deposits included in the amount above that have not been fully consumed as of March 31, 2022, which is recorded in other assets in the consolidated balance sheets, which represent remaining minimum commitments under certain expired sheepskin supply agreements that we currently expect to be consumed in future periods.

(4)Our other purchase obligations consist of non-cancellable minimum commitments for logistics arrangements, sales management services, supply chain services, IT services, requirements to pay promotional expenses, and other commitments under service contracts, which are due during our fiscal years ending March 31, 2023 through 2027. Amounts excluded from other purchase obligations above include any capital expenditures that will be purchased before the end of our next fiscal year, which we estimate will range from approximately $100,000 to $110,000. We anticipate these expenditures will primarily relate to the build-out of a third US DC, IT infrastructure and system upgrades, and refreshes to our global retail store fleet including new retail stores. Other anticipated expenditures include upgrades to our existing warehouse and DCs as well as our global office facilities. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility openings, as well as unforeseen needs to replace existing assets, and the timing of other expenditures.

(5)Net unrecognized tax benefits are gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2022, the timing of future cash outflows is highly uncertain related to expirations of statute of limitations on liabilities of $14,791, therefore we are unable to make a reasonable estimate of the period of cash settlement. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements based on historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. Management believes the following critical accounting estimates are most significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowances for doubtful accounts, estimated sales return liability, sales discounts and customer chargebacks, inventory valuations, valuation of goodwill, other intangible assets and long-lived assets, and performance-based stock compensation. The full impact of the ongoing pandemic is unknown and cannot be reasonably estimated for these key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

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

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2022		2021
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$333,279	100.0%	$242,234	100.0%
Allowance for doubtful accounts	(9,044)	(2.7)	(9,730)	(4.0)
Allowance for sales discounts	(2,831)	(0.9)	(3,016)	(1.2)
Allowance for chargebacks	(18,716)	(5.6)	(13,770)	(5.7)
Trade accounts receivable, net	$302,688	90.8%	$215,718	89.1%

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

Allowance for Chargebacks. We provide a trade accounts receivable allowance for chargebacks and markdowns for our wholesale channel sales. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments, and other reasons. Therefore, we record an allowance primarily for known circumstances as well as unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against customer invoices.

Sales Return Liability. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$448,848	61.0%	$326,106	58.1%
Direct-to-Consumer	287,159	39.0	235,082	41.9
Total	$736,007	100.0%	$561,188	100.0%

	As of March 31,
	2022		2021
	Amount	% of Net Sales	Amount	% of Net Sales
Sales Return Liability
Wholesale	$(31,082)	(6.9)%	$(23,987)	(7.4)%
Direct-to-Consumer	(8,785)	(3.1)	(13,730)	(5.8)
Total	$(39,867)	(5.4)%	$(37,717)	(6.7)%

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

Inventories. The following tables summarize estimates for our inventories:

	As of March 31,
	2022		2021
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$527,531	100.0%	$297,874	100.0%
Write-down of inventories	(20,735)	(3.9)	(19,632)	(6.6)
Inventories	$506,796	96.1%	$278,242	93.4%

We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Our use of different estimates and assumptions could produce different financial results.

Operating Lease Assets and Lease Liabilities. We recognize operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by our options to extend (or not to terminate) the leases that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate (IBR). We cannot determine the interest rate implicit in the lease because we do not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, we derive a discount rate at the lease commencement date by utilizing our IBR, which is based on what we would have to pay on a collateralized basis to borrow an amount equal to our lease payments under similar terms. Because we do not currently borrow on a collateralized basis under our revolving credit facilities, we use the interest rate we pay on our non-collateralized borrowings under our Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Refer to Note 7, “Leases and Other Commitments,” of our consolidated financial statements in Part IV within this Annual Report for further information, including more details of our accounting policy elections and disclosures.

Goodwill and Indefinite-Lived Intangible Assets. We do not amortize goodwill and indefinite-lived intangible assets but instead test for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable at the reporting unit level. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Qualitative factors considered include significant or adverse changes in consumer demand, historical financial performance, changes in management or key personnel, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. We also consider the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or other factors impacting our industry. The fair value assessment could change materially if different estimates and assumptions were used.

During the years ended March 31, 2022, and 2021, we performed our annual impairment assessment and evaluated the UGG and HOKA brands’ wholesale reportable operating segment goodwill as of December 31st and evaluated our Teva indefinite-lived trademarks as of October 31st. Based on the carrying amounts of the UGG and HOKA brands’ goodwill and Teva brand indefinite-lived trademarks, each of the brands’ actual fiscal year sales and results of operations, and the brands’ long-term forecasts of sales and results of operations as of their evaluation dates, we concluded that these assets were not impaired.

Refer to Note 1, “General,” and Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information on our goodwill and indefinite-lived intangible assets and annual impairment assessment results.

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, including definite-lived trademarks, machinery and equipment, internal-use software, operating lease assets and related leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At least quarterly, we evaluate factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others.

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

We did not identify any definite-lived intangible asset impairments during the year ended March 31, 2022. During the year ended March 31, 2021, we recorded an impairment loss of $3,522 for the Sanuk brand definite-lived international trademark, driven by the strategic decision to focus primarily on future domestic growth, within our Sanuk brand wholesale reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

During the years ended March 31, 2022, and 2021, we recorded impairment losses for other long-lived assets, primarily for certain retail store operating lease assets and related leasehold improvements due to performance or store closures, of $3,186 and $14,084, respectively, within our DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

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

At the beginning of each fiscal year, our Talent & Compensation Committee reviews our results of operations from the prior fiscal year, as well as the financial and strategic plan for future fiscal years. Our Talent & Compensation Committee then establishes specific annual financial and strategic goals. Vesting of performance-based stock compensation or recognition of cash bonus compensation is based on our achievement of certain targets for annual revenue, operating income, and pre-tax income, as well as achievement of predetermined individual financial performance criteria that is tailored to individual employees based on their roles and responsibilities with us. The performance criteria, as well as our annual targets, differ each fiscal year and are based on many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior fiscal year’s performance, business and general economic conditions and market and peer group analysis.

Performance-based compensation expense decreased approximately $2,900 during the year ended March 31, 2022, compared to the year ended March 31, 2021. The primary reason for this net decrease was the lower achievement of the performance criteria governing our cash bonuses compared to the prior period, partially offset by the expected achievement of the maximum performance criteria for the 2021 and 2020 long-term incentive plan performance-based restricted stock units. Performance-based compensation expense is primarily recorded in SG&A expenses, with cash bonuses for certain employees recorded in cost of goods sold in the consolidated statements of comprehensive income.

Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV within this Annual Report for further information on our performance-based stock compensation.

Income Taxes. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will be in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will be sufficient to recover our deferred tax assets. In the event that we determine all, or part of our net deferred tax assets are not realizable in the future, we will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made.

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

As of March 31, 2022, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

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

A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2022, due to no outstanding balances under our revolving credit facilities. Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2022.

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

As of March 31, 2022, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

c) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the year ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2022 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2022, pursuant to Regulation 14A under the Exchange Act.

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
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q filed on August 9, 2010, and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through June 5, 2018 (Exhibit 3.1 to the Registrant’s Form 8-K filed on June 5, 2018, and incorporated by reference herein)
*4.1	Description of the Capital Stock of Deckers Outdoor Corporation
†10.1
Standard Industrial Lease (Net), dated December 5, 2013, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014, and incorporated by reference herein)

†10.2
First Amendment to Standard Industrial Lease (Net), dated June 6, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

10.3
Second Amendment to Standard Industrial Lease (Net), dated July 17, 2017, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

†10.4
Standard Industrial Lease (Net), dated February 10, 2021, by and between Seven Oaks Shopping Center L.P. and Kingstown Parcel O L.P. and Deckers Outdoor Corporation for distribution center at 2633 Westpoint Blvd., Mooresville, IN 46158 (Exhibit 10.4 to the Registrant’s Form 10-K filed on May 28, 2021, and incorporated by reference herein)

†*10.5	Standard Industrial Lease (Net), dated April 20, 2022, by and between Westpoint Building V, LLC and Deckers Outdoor Corporation for distribution center at 2723 Westpoint Blvd, Mooresville, IN 46158
10.6
Credit Agreement, dated September 20, 2018, by and among Deckers Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Benelux B.V., Deckers Outdoor Canada ULC and Deckers Outdoor International Limited, as borrowers, JP Morgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A., Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, MUFG Bank, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2018, and incorporated by reference herein)

†10.7
Amendment No. 1 to Credit Agreement, dated September 17, 2021, by and among Deckers Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Benelux B.V., Deckers Outdoor Canada ULC and Deckers Outdoor International Limited, as borrowers, JP Morgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A., Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, MUFG Bank, Ltd. and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (Exhibit 10.1 to the Registrants Form 10-Q filed on November 4, 2021, and incorporated by reference herein)

#10.8	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on June 2, 2008, and incorporated by reference herein)
#10.9	Form of Change in Control and Severance Agreement (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 6, 2020, and incorporated by reference herein)
#10.10	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006, and incorporated by reference herein)
#10.11
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan, as amended through May 9, 2007 (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007, and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.12
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

#10.13
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 2016 (Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

#10.14	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.15	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.16	Deckers Outdoor Corporation Management Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2015, and incorporated by reference herein)
#10.17	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2016, and incorporated by reference herein)
†#10.18
Form of Performance Stock Option Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017, and incorporated by reference herein)

†#10.19
Form of Stock Unit Award Agreement (2019 Performance-Based PSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2018, and incorporated by reference herein)

#10.20
Form of Stock Unit Award Agreement (2019 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 9, 2018, and incorporated by reference herein)

†#10.21
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2019 LTIP Financial Performance Report (Exhibit 10.2 to the Registrant’s Form 8-K filed on September 25, 2018, and incorporated by reference herein)

#10.22
Form of Stock Unit Award Agreement (2020 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019, and incorporated by referenced herein)

†#10.23
Form of Stock Unit Award Agreement (2020 Performance-Based PSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 8, 2019, and incorporated by reference herein)

†#10.24
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2020 LTIP Financial Performance Award (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2019, and incorporated by reference herein)

#10.25
Form of Stock Unit Award Agreement (2021 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2020, and incorporated by reference herein)

†#10.26
Form of Restricted Stock Unit Award Agreement under Decker Outdoor Corporation 2015 Stock Incentive Plan FY 2021 LTIP Financial Performance Award (Exhibit 10.26 to the Registrant’s Form 10-K filed on May 28, 2021)

*#10.27	Form of Stock Unit Award Agreement (2022 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan
†*#10.28	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2022 LTIP Financial Performance Award
†*#10.29	Form of Restricted Stock Unit Award Agreement under Decker Outdoor Corporation 2015 Stock Incentive Plan FY 2021 LTIP Financial Performance Award, 2-year term
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit Number	Description of Exhibit
*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.
† Certain of the exhibits and schedules to this Exhibit Index have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVE POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	May 27, 2022
Dave Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2022
Steven J. Fasching

/s/ MICHAEL F. DEVINE, III	Chairman of the Board	May 27, 2022
Michael F. Devine, III

/s/ DAVID A. BURWICK	Director	May 27, 2022
David A. Burwick

/s/ NELSON C. CHAN	Director	May 27, 2022
Nelson C. Chan

/s/ CYNTHIA (CINDY) L. DAVIS	Director	May 27, 2022
Cynthia (Cindy) L. Davis

/s/ JUAN R. FIGUEREO	Director	May 27, 2022
Juan R. Figuereo

/s/ MAHA S. IBRAHIM	Director	May 27, 2022
Maha S. Ibrahim

/s/ VICTOR LUIS	Director	May 27, 2022
Victor Luis

/s/ LAURI M. SHANAHAN	Director	May 27, 2022
Lauri M. Shanahan

/s/ BONITA C. STEWART	Director	May 27, 2022
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2022, and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 27, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit and risk management committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales return liability as of March 31, 2022, of $39,867, of which $31,082 is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.
We identified the evaluation of the wholesale sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate recent events that could result in a change from historical return rates used to estimate the wholesale sales return liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the wholesale sales return liability, including controls related to the development of estimated return rates. We evaluated the wholesale sales return liability using a combination of Company internal data, known recent trends, and actual and

Report of Independent Registered Public Accounting Firm

historical known information. We analyzed the Company’s internal data and external correspondence to assess adjustments made by management, if any, to historical return rates based on consideration of recent events. We assessed the Company’s ability to accurately estimate the wholesale sales return liability by comparing the historically recorded sales return liability to actual subsequent product returns. We also analyzed actual product returns received after year-end but prior to the issuance of the consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
May 27, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 27, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
May 27, 2022

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2022	2021
ASSETS
Cash and cash equivalents	$843,527	$1,089,361
Trade accounts receivable, net of allowances ($30,591 and $26,516 as of March 31, 2022, and March 31, 2021, respectively) (Note 2 and Schedule II)	302,688	215,718
Inventories	506,796	278,242
Prepaid expenses	25,610	16,924
Other current assets	55,264	44,244
Income tax receivable	18,243	6,310
Total current assets	1,752,128	1,650,799
Property and equipment, net of accumulated depreciation ($282,571 and $266,905 as of March 31, 2022, and March 31, 2021, respectively) (Note 1 and Note 13)	222,449	206,210
Operating lease assets	182,459	186,991
Goodwill (Note 3)	13,990	13,990
Other intangible assets, net of accumulated amortization ($79,061 and $77,473 as of March 31, 2022, and March 31, 2021, respectively) (Note 3)	39,688	41,945
Deferred tax assets, net (Note 5)	64,217	37,194
Other assets	57,319	30,576
Total assets	$2,332,250	$2,167,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$327,487	$231,632
Accrued payroll	67,553	79,152
Operating lease liabilities (Note 7)	50,098	46,768
Other accrued expenses	81,400	68,995
Income tax payable	12,426	36,920
Value added tax payable	2,720	4,901
Total current liabilities	541,684	468,368
Long-term operating lease liabilities (Note 7)	171,972	176,274
Income tax liability	54,259	60,094
Other long-term liabilities	25,510	18,744
Total long-term liabilities	251,741	255,112
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,982 and 27,910 as of March 31, 2022, and March 31, 2021, respectively)	270	279
Additional paid-in capital	210,825	203,310
Retained earnings	1,352,685	1,257,379
Accumulated other comprehensive loss (Note 10)	(24,955)	(16,743)
Total stockholders' equity	1,538,825	1,444,225
Total liabilities and stockholders' equity	$2,332,250	$2,167,705
See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2022	2021	2020
Net sales (Note 12 and Note 13)	$3,150,339	$2,545,641	$2,132,689
Cost of sales	1,542,788	1,171,551	1,029,016
Gross profit	1,607,551	1,374,090	1,103,673
Selling, general, and administrative expenses	1,042,844	869,885	765,538
Income from operations (Note 12)	564,707	504,205	338,135
Interest income	(1,901)	(2,637)	(7,261)
Interest expense	2,083	6,028	5,046
Other income, net	(113)	(700)	(516)
Total other expense (income), net	69	2,691	(2,731)
Income before income taxes	564,638	501,514	340,866
Income tax expense (Note 5)	112,689	118,939	64,724
Net income	451,949	382,575	276,142
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(8,212)	8,816	(2,905)
Total other comprehensive (loss) income	(8,212)	8,816	(2,905)
Comprehensive income	$443,737	$391,391	$273,237
Net income per share
Basic	$16.43	$13.64	$9.73
Diluted	$16.26	$13.47	$9.62
Weighted-average common shares outstanding (Note 11)
Basic	27,508	28,055	28,385
Diluted	27,789	28,406	28,694

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2019	29,141	$291	$178,227	$889,266	$(22,654)	$1,045,130
Stock-based compensation	10	—	14,471	—	—	14,471
Shares issued upon vesting	86	1	1,287	—	—	1,288
Exercise of stock options	58	1	3,614	—	—	3,615
Cumulative adjustment from adoption of recent accounting pronouncements	—	—	—	(1,068)	—	(1,068)
Shares withheld for taxes	—	—	(6,148)	—	—	(6,148)
Repurchases of common stock (Note 10)	(1,296)	(13)	—	(190,392)	—	(190,405)
Net income	—	—	—	276,142	—	276,142
Total other comprehensive loss	—	—	—	—	(2,905)	(2,905)
Balance, March 31, 2020	27,999	280	191,451	973,948	(25,559)	1,140,120
Stock-based compensation	4	—	22,695	—	—	22,695
Shares issued upon vesting	107	1	1,501	—	—	1,502
Exercise of stock options	107	1	6,774	—	—	6,775
Shares withheld for taxes	—	—	(19,111)	—	—	(19,111)
Repurchases of common stock (Note 10)	(307)	(3)	—	(99,144)	—	(99,147)
Net income	—	—	—	382,575	—	382,575
Total other comprehensive income	—	—	—	—	8,816	8,816
Balance, March 31, 2021	27,910	279	203,310	1,257,379	(16,743)	1,444,225
Stock-based compensation	4	—	26,780	—	—	26,780
Shares issued upon vesting	83	1	1,990	—	—	1,991
Exercise of stock options	29	—	1,204	—	—	1,204
Shares withheld for taxes	—	—	(22,459)	—	—	(22,459)
Repurchases of common stock (Note 10)	(1,044)	(10)	—	(356,643)	—	(356,653)
Net income	—	—	—	451,949	—	451,949
Total other comprehensive loss	—	—	—		(8,212)	(8,212)
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$451,949	$382,575	$276,142
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	42,878	40,530	38,912
Amortization on cloud computing arrangements	1,552	737	—
Bad debt (benefit) expense	(342)	3,053	3,498
Deferred tax (benefit) expense	(27,796)	(8,171)	2,934
Stock-based compensation	26,816	22,701	14,477
Loss on disposal of long-lived assets	107	1,019	698
Impairment of intangible assets	—	3,522	—
Impairment of operating lease and other long-lived assets	3,186	14,084	1,365
Gain on settlement of asset retirement obligations	—	(207)	(705)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(86,627)	(33,173)	(10,493)
Inventories	(228,554)	33,378	(32,777)
Prepaid expenses and other current assets	(19,095)	(22,128)	2,477
Income tax receivable	(11,933)	1,842	(5,811)
Net operating lease assets and lease liabilities	3,189	250	(3,264)
Other assets	(28,296)	(3,103)	(6,558)
Trade accounts payable	89,184	79,176	23,312
Other accrued expenses	(20,370)	53,785	(11,112)
Income tax payable	(24,494)	25,817	(8,179)
Other long-term liabilities	999	530	1,418
Net cash provided by operating activities	172,353	596,217	286,334
INVESTING ACTIVITIES
Purchases of property and equipment	(51,017)	(32,218)	(32,455)
Proceeds from sales of property and equipment	8	49	491
Net cash used in investing activities	(51,009)	(32,169)	(31,964)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	9,100	69,336
Repayments of short-term borrowings	—	(9,478)	(69,197)
Proceeds from issuance of stock	1,991	1,502	1,288
Proceeds from exercise of stock options	1,204	6,775	3,615
Repurchases of common stock	(356,653)	(99,147)	(190,405)
Cash paid for shares withheld for taxes	(14,024)	(7,432)	(6,148)
Repayments of mortgage principal	—	(30,901)	(603)
Net cash used in financing activities	(367,482)	(129,581)	(192,114)
Effect of foreign currency exchange rates on cash and cash equivalents	304	5,458	(2,512)
Net change in cash and cash equivalents	(245,834)	439,925	59,744
Cash and cash equivalents at beginning of period	1,089,361	649,436	589,692
Cash and cash equivalents at end of period	$843,527	$1,089,361	$649,436

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $77, $1,564, and $5,389, as of March 31, 2022, 2021, and 2020, respectively	$192,013	$104,068	$74,573
Interest	1,842	2,931	2,466
Operating leases	55,588	57,376	61,120
Non-cash investing activities
Change in accounts payable and other accrued expenses for purchases of property and equipment	2,797	2,721	(618)
Accrued for asset retirement obligation assets related to leasehold improvements	3,900	1,842	224
Leasehold improvements acquired through tenant allowances	4,061	—	—
Non-cash financing activities
Accrued for shares withheld for taxes	8,435	11,679	—

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
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

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2022, and 2021 and for the years ended March 31, 2022, 2021, and 2020 are prepared in accordance with generally accepted accounting principles in the United States (US GAAP).

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
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
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

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standards Updates (ASU) that have been adopted and not yet adopted by the Company for its annual and interim reporting periods as stated below.

Recently Adopted. The following is a summary of each ASU adopted by and its impact on the Company:

Standard	Description	Impact on Adoption
ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes	Removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.	The Company adopted this ASU on a retrospective basis beginning April 1, 2021, and concluded that this ASU did not have a material impact on its consolidated financial statements.

Not Yet Adopted. The following is a summary of each ASU issued that is applicable to and has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon its adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01)	London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of calendar year 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

	This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022.	Q3 FY 2023	The Company is currently evaluating the impact of the adoption of this ASU on its revolving credit facilities, lease agreements, and other transactions; however, the Company does not expect that the adoption will have a material impact on its consolidated financial statements.

Summary of Significant Accounting Policies. The following are a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of money-market funds.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

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

As of March 31, 2022, net capitalized costs for CCAs is $2,402, with $1,429 recorded in prepaid expenses and $973 in other assets in the consolidated balance sheets. As of March 31, 2021, net capitalized costs for CCAs is $2,983, with $1,308 recorded in prepaid expenses and $1,675 in other assets in the consolidated balance sheets.

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

Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful life (years)	2022	2021
Land	Indefinite	$32,864	$32,865
Building	39.5	36,112	35,094
Machinery and equipment	1-10	177,397	149,494
Furniture and fixtures	3-7	35,600	36,497
Computer software	3-10	104,114	94,365
Leasehold improvements	1-11	108,526	110,538
Construction in progress		10,407	14,262
Gross property and equipment		505,020	473,115
Less accumulated depreciation and amortization		(282,571)	(266,905)
Total		$222,449	$206,210

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

Operating Lease Assets and Lease Liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by the Company's options to extend (or not to terminate) the leases that are reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

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

Rent expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in SG&A expenses in the consolidated statements of comprehensive income. Lease payments recorded in the operating lease liabilities are (1) fixed payments, including in-substance fixed payments and fixed rate increases, owed over the lease term and (2) exclude any lease prepayments as of the periods presented. Refer to Note 7, “Leases and Other Commitments,” for further information on the nature of variable lease payments and timing of recognition in rent expense.

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

The Company monitors for events that require a change in estimates for its operating lease assets and lease liabilities, such as modifications to the terms of the contract, including the lease term, economic events that may trigger a contractual term contingency, such as minimum lease payments or termination rights, and related changes in discount rates used to measure the operating lease assets and lease liabilities, as well as events or circumstances that result in lease abandonment or operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liabilities, a corresponding adjustment is made to the carrying amount of the operating lease assets. The operating lease assets are remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities. Refer to the paragraph titled “Definite-Lived Intangible and Other Long-Lived Assets” below for further information on the Company’s accounting policy for evaluating the carrying amount of its operating lease assets and related leasehold improvements (asset group) for indicators of impairment.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
The Company’s asset retirement obligations (AROs) are recorded in other long-term liabilities in the consolidated balance sheets and activity was as follows:

Amounts
Balance, March 31, 2020	$11,505
Additions and changes in estimate	3,571
Liabilities settled during the period	(3,495)
Accretion expenses	1,458
Foreign currency translation gains	(56)
Balance, March 31, 2021	12,983
Additions and changes in estimate	4,622
Liabilities settled during the period	(898)
Accretion expenses	327
Foreign currency translation gains	(232)
Balance, March 31, 2022	$16,802

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

The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or other factors impacting the industry. Upon completion of the quantitative assessment, the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s goodwill and indefinite-lived intangible assets and annual impairment assessment results.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, which include definite-lived trademarks, machinery and equipment, internal-use software, operating lease assets and related leasehold improvements are amortized to their estimated residual values, if any, on a straight-line basis over the estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Amortization or depreciation are recorded in SG&A expenses in the consolidated statements of comprehensive income.

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

During the years ended March 31, 2022, 2021, and 2020, the Company recorded impairment losses for other long-lived assets, primarily for retail store operating lease assets and related leasehold improvements due to performance or store closures, as well as computer software, of $3,186, $14,084, and $1,365, respectively, within its DTC reportable operating segment and unallocated overhead costs in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s definite-lived intangible asset impairment assessment results.

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
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
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

Stock Repurchase Programs. Repurchased shares of the Company’s common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is allocated to retained earnings in the consolidated balance sheets. Refer to Note 10, “Stockholders' Equity,” for further information on the Company’s stock repurchase programs.

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
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $33,344, $28,626, and $27,555 for the years ended March 31, 2022, 2021, and 2020, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Advertising, Marketing, and Promotion Expenses. Advertising, marketing and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, with $255,881, $188,345, and $144,948 for the years ended March 31, 2022, 2021. and 2020, respectively, recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2022, and 2021 are $2,759 and $1,762, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance criteria and service conditions. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria, as well as the Company’s reliance on the closing price of its stock on the New York Stock Exchange at or near the time of grant. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 8, “Stock-Based Compensation,” for further information on grant activity and additional disclosure for stock-based compensation.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $3,953, $3,339, and $3,251 during the years ended March 31, 2022, 2021, and 2020, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, there were no Company profit-sharing contributions for the years ended March 31, 2022, 2021, and 2020.

Non-qualified Deferred Compensation. In 2010, the Company began sponsoring an unfunded, non-qualified deferred compensation plan (NQDC Plan) that permits certain members of its management team the opportunity to defer compensation into the NQDC Plan. The NQDC Plan year is from January 1st to December 31st. Participants may defer up to 50% of their annual base salary and up to 85% of any cash incentive bonus under the NQDC Plan. The Company holds all its non-qualified deferred compensation plan investments in mutual funds. In March 2015, the Board of Directors approved a Company contribution feature to allow the option, but not the obligation, for the Company to make discretionary or matching cash contributions to NQDC Plan participants. A rabbi trust was established as a reserve for benefits payable under the NQDC Plan, with the assets invested in Company-owned life insurance policies.

As of March 31, 2022, and 2021, no material payments are made or pending under the plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks for our wholesale channel sales. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments and other reasons. Therefore, the Company records an allowance primarily for known circumstances as well as unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against customer invoices. Additions to the allowance are recorded against gross sales or SG&A expenses in the consolidated statements of comprehensive income and write-offs are recorded against the allowance for trade accounts receivable in the consolidated balance sheets. This is consistent with the presentation of such amounts during the prior period. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” for further information regarding the Company’s allowance for chargebacks.

Sales Return Liability. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are generally accepted from customers between 30 to 90 days from the point of sale for cash or credit. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund liability are recorded against gross sales and changes to the refund asset for the right to recover the inventory are recorded against cost of sales in the consolidated statements of comprehensive income. The refund liability is recorded in other accrued expenses and the related asset for the right to recover the inventory is recorded in other current assets in the consolidated balance sheets.

Activity during the years ended March 31, 2022, and 2021 related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2020	$9,663	$(25,667)
Net additions to sales return liability*	39,939	(153,742)
Actual returns	(38,898)	141,692
Balance, March 31, 2021	10,704	(37,717)
Net additions to sales return liability*	43,555	(178,722)
Actual returns	(42,768)	176,572
Balance, March 31, 2022	$11,491	$(39,867)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract liabilities are recorded in other accrued expenses in the consolidated balance sheets.

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. The Company’s contract liability for loyalty programs is recorded in other accrued expenses in the consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Activity during the years ended March 31, 2022, and 2021 was as follows:

Amounts
Balance, March 31, 2020	$(6,950)
Loyalty certificates and points redeemed, expired, and adjustments to net sales	44,445
Deferred revenue for loyalty points and certificated issued	(49,726)
Balance, March 31, 2021	(12,231)
Loyalty certificates and points redeemed, expired, and adjustments to net sales	56,930
Deferred revenue for loyalty points and certificated issued	(55,582)
Balance, March 31, 2022	$(10,883)

Deferred Revenue. Revenue is deferred for certain wholesale channel transactions as the contract terms indicate control transfers upon product delivery or sell-through. As of March 31, 2022, and 2021, the Company’s contract liability for deferred revenue is $15,804 and $5,425, respectively, which is recorded in other accrued expenses in the consolidated balance sheets. The increase in deferred revenue during the year ended March 31, 2022, compared to the prior period, was due to net additions of $9,700 related to customer prepayments and $679 related to other deferred revenue.

Refer to Note 12, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are recorded in the consolidated balance sheets as follows:

	As of March 31,
	2022	2021
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	51,723	51,723
Other	51,572	52,241
Total gross carrying amount	103,295	103,964
Accumulated amortization	(79,061)	(77,473)
Net definite-lived intangible assets	24,234	26,491
Total other intangible assets, net	39,688	41,945
Total	$53,678	$55,935

The weighted-average amortization period for definite-lived intangible assets was 15 years for the years ended March 31, 2022, and 2021, respectively. Intangible assets consist primarily of indefinite-lived and definite-lived trademarks, customer relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

Annual Impairment Assessment. During the years ended March 31, 2022, 2021, and 2020, the Company evaluated goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segment as of December 31st and evaluated its Teva indefinite-lived trademarks as of October 31st, and based on the evaluation performed, no impairment loss was recorded for the goodwill and indefinite-lived intangible assets. As of March 31, 2022, and 2021, the gross carrying amount of goodwill is $143,765 and the accumulated impairment losses are $129,775.

The Company did not identify any definite-lived intangible asset impairments during the years ended March 31, 2022, and 2020. During the year ended March 31, 2021, the Company recorded an impairment loss of $3,522 for the Sanuk brand definite-lived international trademark, driven by the strategic decision to focus primarily on future domestic growth, within our Sanuk brand wholesale reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

Amortization Expense. A reconciliation of the changes in total other intangible assets, net, recorded in the consolidated balance sheets are as follows:

Amounts
Balance, March 31, 2019	$51,494
Amortization expense	(3,470)
Foreign currency translation net loss	(8)
Balance, March 31, 2020	48,016
Impairment charges	(3,522)
Amortization expense	(2,565)
Foreign currency translation net gain	16
Balance, March 31, 2021	41,945
Amortization expense	(2,248)
Foreign currency translation net loss	(9)
Balance, March 31, 2022	$39,688

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2022, is as follows:

Years Ending March 31,	Amounts
2023	$2,220
2024	2,208
2025	2,053
2026	1,551
2027	1,519
Thereafter	14,683
Total	$24,234

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
The following summarizes the three levels of inputs required:

•Level 1: Quoted prices in active markets for identical assets and liabilities.

•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net, trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. The carrying amount of the Company’s short-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt. The Company does not currently have any Level 3 assets or liabilities.

Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets are as follows:

	As of	Measured Using
	March 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$524,063	$524,063	$—	$—
Non-qualified deferred compensation asset	8,933	8,933	—	—
Non-qualified deferred compensation liability	(9,573)	(9,573)	—	—

	As of	Measured Using
	March 31, 2021	Level 1	Level 2	Level 3
Money-market funds	$773,092	$773,092	$—	$—
Non-qualified deferred compensation asset	9,107	9,107	—	—
Non-qualified deferred compensation liability	(6,692)	(6,692)	—	—

As of March 31, 2022, the non-qualified deferred compensation asset of $8,933 is recorded in other assets in the consolidated balance sheets. As of March 31, 2022, the non-qualified deferred compensation liability of $9,573 is recorded in the consolidated balance sheets, with $936 in other accrued expenses and $8,637 in other long-term liabilities. As of March 31, 2021, the non-qualified deferred compensation asset of $9,107 is recorded in other assets in the consolidated balance sheets. Further, the non-qualified deferred compensation liability of $6,692 is recorded in the consolidated balance sheets, with $906 in other accrued expenses and $5,786 in other long-term liabilities.

Note 5. Income Taxes

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2022	2021	2020
Domestic*	$396,368	$368,328	$206,111
Foreign	168,270	133,186	134,755
Total	$564,638	$501,514	$340,866

*Domestic income before income taxes for the years ended March 31, 2022, 2021, and 2020 is presented net of intercompany dividends of $120,000, $175,000, and $150,000, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2022	2021	2020
Current
Federal	$95,012	$93,562	$47,087
State	22,544	15,595	635
Foreign	22,929	17,953	14,068
Total	140,485	127,110	61,790
Deferred
Federal	(17,316)	(6,717)	4,626
State	(4,827)	(633)	(462)
Foreign	(5,653)	(821)	(1,230)
Total	(27,796)	(8,171)	2,934
Total	$112,689	$118,939	$64,724

Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended March 31,
	2022	2021	2020
Computed expected income taxes	$118,574	$105,318	$71,582
State income taxes, net of federal income tax benefit	16,899	16,479	11,042
Foreign rate differential	(22,188)	(15,507)	(17,966)
Unrecognized tax benefits	(494)	7,632	6,695
Return to provision adjustments	(3,736)	—	—
Dividends from previously taxed earnings	(4,240)	(5,313)	(4,584)
Nondeductible executive compensation	11,059	11,070	4,162
US tax on foreign earnings	4,325	4,252	2,343
Tax audit settlements	795	1,147	(3,956)
Employee stock-based compensation excess tax benefits	(10,916)	(6,846)	(2,477)
Other	2,611	707	(2,117)
Total	$112,689	$118,939	$64,724

Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2022	2021
Deferred tax assets
Amortization and impairment of intangible assets	$4,828	$7,302
Nonvested stock-based compensation	7,695	7,138
Operating lease liabilities	37,020	37,707
Uniform capitalization adjustment to inventory	11,996	5,256

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

	As of March 31,
	2022	2021
Bad debt allowance and other reserves	26,627	19,321
Accrued bonuses	7,572	8,491
Foreign currency translation	649	646
Net operating loss carry-forwards, net of valuation allowances	1,802	1,663
Deferred revenue	22,074	817
Other	1,375	2,231
Gross deferred tax assets	121,638	90,572
Valuation allowances	(1,206)	(1,197)
Total	120,432	89,375
Deferred tax liabilities
Prepaid expenses	(5,460)	(3,829)
Operating lease assets	(28,831)	(30,754)
Depreciation of property and equipment	(21,924)	(17,598)
Total	(56,215)	(52,181)
Deferred tax assets, net	$64,217	$37,194

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $243,217. The deferred tax assets are primarily related to the Company’s domestic operations and are currently expected to be realized between fiscal years 2023 and 2031. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of foreign losses in jurisdictions with limited future profitability.

US Taxation of Foreign Earnings. The Company is subject to US taxation of its foreign subsidiary earnings considered global intangible low-taxed income, as well as limitations on the deductions of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above. Beginning with the tax year ended March 31, 2018, pursuant to the Tax Reform Act, an installment election was made to pay the transition tax on the deemed repatriation of foreign subsidiaries’ earnings over eight years. The cumulative remaining balance as of March 31, 2022, is $38,263, with $4,502 recorded in income tax payable and $33,761 in long-term income tax liability in the consolidated balance sheets.

As of March 31, 2022, the Company has $336,582 of undistributed earnings from its non-US subsidiaries, of which $133,053 relates to cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2022, the Company has $15,381 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been provided. The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. During the year ended March 31, 2022, the Company declared a dividend of $120,000 from a foreign subsidiary, for which no foreign withholding taxes were required.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
threshold is measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits, along with any associated interest and penalties, in the consolidated balance sheets.

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits are as follows:

Balance, March 31, 2019	$10,942
Gross increase related to current fiscal year tax positions	1,153
Gross increase related to prior fiscal year tax positions	8,152
Settlements	(246)
Lapse of statute of limitations	(2,363)
Balance, March 31, 2020	17,638
Gross increase related to current fiscal year tax positions	2,242
Gross increase related to prior fiscal year tax positions	8,566
Settlements	(1,215)
Lapse of statute of limitations	(1,961)
Balance, March 31, 2021	25,270
Gross increase related to current fiscal year tax positions	2,520
Gross increase related to prior fiscal year tax positions	2,750
Gross decrease related to prior fiscal year tax positions	(243)
Settlements	(795)
Lapse of statute of limitations	(4,723)
Balance, March 31, 2022	$24,779

Total gross unrecognized tax benefits recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021
Current liability
Income tax payable	$—	$1,038
Long-term liability
Income tax liability	24,779	24,232
Total	$24,779	$25,270

As of March 31, 2022, and 2021, the Company has accrued $4,722 and $4,782 for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2022, 2021, and 2020, the Company recorded $(60), $1,151, and $1,176, respectively, of interest and penalties as an increase or (decrease) to interest expense in the consolidated statements of comprehensive income.

Management believes it is reasonably possible that the amount of unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $1,351, which includes amounts relating to expirations of statute of limitations on liabilities of $2,531, partially offset by $1,180 for additional unrecognized tax benefits relating to current fiscal year tax return positions. Of this amount, $1,197 would result in an income tax benefit for the Company and $154 would result in a decrease to interest expense in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in the Company’s income tax return that would impact the Company’s effective tax rate, if recognized. Net unrecognized tax benefits of $23,433, $23,883, and $16,685 for the years ended March 31, 2022, 2021, and 2020, respectively, would reduce the annual effective tax rate recorded in the consolidated statements of comprehensive income.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2018.

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
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Interest Rate Terms. At the Company’s election, interest under the Credit Agreement is tied to the adjusted LIBOR or the alternate base rate (ABR). Initial interest for the revolving loans is variable and fluctuates between adjusted LIBOR plus 1.125% per annum and adjusted LIBOR plus 1.625% per annum (or between ABR plus 0.125% per annum and ABR plus 0.625% per annum), based on the Company’s total adjusted leverage ratio. Interest for borrowings made in foreign currencies is based on currency-specific LIBOR or the Canadian deposit offered rate if made in Canadian dollars. As of March 31, 2022, the effective interest rates for US dollar LIBOR and ABR rates, with relevant spreads for borrowings made during the reporting period, are 1.58% and 3.38%, respectively.

Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum, based upon the Company’s total adjusted leverage ratio.

Borrowing Activity. During the year ended March 31, 2022, the Company made no borrowings or repayments under the Primary Credit Facility. As of March 31, 2022, the Company has no outstanding balance under the Primary Credit Facility and had outstanding letters of credit of $549. As of March 31, 2022, available borrowings under the Primary Credit Facility are $399,451.

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

China Credit Facility. In October 2021, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $47,286, with an overdraft facility sublimit of CNY100,000, or $15,762. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China market rate multiplied by a variable liquidity factor. As of March 31, 2022, the effective interest rate is 4.00%.

During the year ended March 31, 2022, the Company made no borrowings or repayments under the China Credit Facility. As of March 31, 2022, the Company has no outstanding balance, outstanding bank guarantees of $32, and available borrowings of $47,254 under the China Credit Facility.

Japan Credit Facility. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY3,000,000, or $24,623, for a maximum term of six months for each draw on the facility. The Japan Credit Facility can be renewed annually and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2023, substantially under the terms of the original credit agreement. Interest is based on the Tokyo Interbank Offered Rate plus 0.40%. As of March 31, 2022, the effective interest rate is 0.49%.

During the year ended March 31, 2022, the Company made no borrowings or repayments under the Japan Credit Facility. As of March 31, 2022, the Company has no outstanding balance under the Japan Credit Facility and available borrowings of $24,623.

Debt Covenants. As of March 31, 2022, the Company is in compliance with all financial covenants under the revolving credit facilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

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

Variable Lease Payments. Certain leases require additional payments based on (1) actual or forecasted sales volume (either monthly or annually), (2) reimbursement for real estate taxes (tax), (3) common area maintenance (CAM), and (4) insurance (collectively, variable lease payments). Variable lease payments are generally excluded from operating lease assets and lease liabilities and are recorded in rent expense as a component of SG&A expenses in the consolidated statements of comprehensive income. Some leases are dependent upon forecasted annual sales volume, and lease payments are recognized on a straight-line basis as rent expense over each annual period when the achievement of the related sales target is reasonably likely to occur. Other variable lease payments, such as tax, CAM and insurance, are recognized in rent expense as incurred. Some leases contain one fixed lease payment that include variable lease payments, which are considered non-lease components. The Company has elected to account for these instances as a single lease component and the total of these fixed payments is used to measure the operating lease assets and lease liabilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Rent Expense. The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2022	2021	2020
Operating	$51,126	$52,849	$57,966
Variable	24,265	24,033	26,996
Short-term	3,428	3,015	3,332
Total	$78,819	$79,897	$88,294

Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2022, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount*
2023	$53,886
2024	47,021
2025	36,646
2026	31,594
2027	27,057
Thereafter	42,550
Total undiscounted future lease payments	238,754
Less: Imputed interest	(16,684)
Total	$222,070

In April 2022, the Company signed a lease for additional space at the Company’s US warehouse and distribution center (DC) in Mooresville, Indiana with an initial lease term of ten years for a minimum commitment of approximately $46,000, which the Company expects to be operational in the third quarter of the fiscal year ending March 31, 2024.

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and lease liabilities that are outstanding and presented in the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021
Weighted-average remaining lease term in years	5.6	6.0
Weighted-average discount rate	2.6%	3.1%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases were as follows:

	Years Ended March 31,
	2022	2021	2020
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$50,190	$9,861	$71,097
Reductions to operating lease assets for reductions to lease liabilities*	(5,293)	(12,051)	(7,055)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. The Company has $809,812 of outstanding purchase orders or other obligations with its manufacturers as of March 31, 2022. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers decide to purchase its products. The Company generally orders product three to nine months in advance of the anticipated shipment dates based primarily on a combination of product lead time and orders received from customers and consumers. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase commitments can be cancelled by the Company under certain circumstances. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase commitments, and instead reflects an estimate of its future payment commitments based on information currently available.

Commodities. The Company has an aggregate of $206,979 remaining purchase commitments, primarily for sheepskin, as well as UGGpure and leather, as of March 31, 2022. These commitments generally arise under two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company enters into contracts requiring these purchase commitments that its affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. There are $33,120 of deposits, included in the amount above, that have not been fully consumed as of March 31, 2022, which are recorded in other assets in the consolidated balance sheets, which represent remaining minimum commitments under certain expired sheepskin supply agreements that the Company currently expects will be consumed in future periods.

Total future minimum commitments for commodities contracts as of March 31, 2022, are as follows:

Contract Effective Date	Final Target Date	Contract Value	Remaining Commitment
July 2017	September 2019	$7,200	$5,223
October 2018	September 2020	3,600	1,586
October 2018	September 2021	41,210	34,272
March 2021	June 2022	6,104	2,033
November 2021	June 2022	19,635	8,508
August 2021	September 2022	60,200	44,994
November 2021	December 2022	2,450	2,450
November 2021	June 2023	4,900	4,900
August 2021	September 2023	72,000	72,000
December 2021	September 2024	32,920	31,013
		$250,219	$206,979

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Company’s binding commitments or minimum purchase obligations, and instead reflect an estimate of its future payment obligations based on information currently available.

Other. The Company has an aggregate of $207,651 of other purchase commitments as of March 31, 2022, which consisted of minimum commitments for logistics arrangements, sales management services, supply chain services, information technology (IT) services, requirements to pay promotional expenses, and other commitments under service contracts.

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

Note 8. Stock-Based Compensation

In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), for which the primary purpose is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000. From time to time, the Company grants various types of stock-based compensation under the 2015 SIP, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs and PSUs, as well as long-term incentive plan (LTIP) awards, to key personnel, including employees and directors.

Annual Awards. The Company has granted RSUs and PSUs under the 2015 SIP, which entitle the recipients to receive shares of the Company’s common stock upon vesting. The RSUs are subject to time-based vesting criteria and vest in equal annual installments over three years following the date of grant. The vesting of PSUs are subject to the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and, to the extent the performance criteria has been met, vest in equal annual installments over three years thereafter.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
The Company granted the following annual awards under the 2015 SIP, as recorded in the consolidated statements of comprehensive income:

	Years Ended March 31,
	2022		2021		2020
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	52,256	$363.89	47,015	$220.31	47,577	$171.50
PSUs	—	—	—	—	19,938	174.36
Total	52,256	$363.89	47,015	$220.31	67,515	$172.34

Annual award activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2019	231,399	$84.75
Granted	67,515	172.34
Vested	(121,572)	(76.81)
Forfeited	(14,993)	(113.49)
Nonvested, March 31, 2020	162,349	124.47
Granted	47,015	220.31
Vested*	(92,614)	(104.92)
Forfeited	(3,664)	(147.34)
Nonvested, March 31, 2021	113,086	179.58
Granted	52,256	363.89
Vested*	(60,034)	(162.37)
Forfeited	(7,441)	(239.39)
Nonvested, March 31, 2022	97,867	$284.00

* The amounts vested include shares withheld for taxes that are not formally issued to the market.

Long-Term Incentive Plan Awards. The Company grants LTIP awards under the 2015 SIP for the issuance of PSUs (LTIP PSUs) and a Monte-Carlo simulation model is used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance periods (further defined for each individual grant below). For each grant of LTIP PSUs, the Monte-Carlo simulation model factors in key assumptions, such as the market price of the underlying common stock at the beginning and end of the reporting period, risk free interest rate, expected dividend yield when simulating total stockholder return (TSR), expected dividend yield when simulating the Company’s stock price, stock price volatility, and correlation coefficients. The Company evaluates at least quarterly the probability of achieving performance criteria included in its LTIP PSUs against its most current forecast. LTIP awards recorded in the consolidated statements of comprehensive income, were as follows:

2022 LTIP PSUs. During fiscal year 2022, the Company approved LTIP awards under the 2015 SIP (2022 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2022 LTIP PSUs are subject to vesting based on service conditions over three years.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the year ended March 31, 2022, and for the fiscal years ending March 31, 2023, and 2024 (collectively, the 2024 Measurement Periods) and incorporates a relative TSR modifier for 36-month performance period (commencing on April 1, 2021) ending March 31, 2024 (collectively, the 2024 Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2022 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2022 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2024 Measurement Periods, the vesting of each 2022 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2024 Performance Periods.

The Company granted awards at the target performance level of 34,822 2022 LTIP PSUs during the year ended March 31, 2022. The weighted-average grant date fair value per share of these 2022 LTIP PSUs was $407.37. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the target performance criteria for each of the Measurement Periods for these awards was probable as of the grant date.

2021 LTIP PSUs. During fiscal year 2021, the Company approved LTIP awards under the 2015 SIP (2021 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2021 LTIP PSUs are subject to vesting based on service conditions over either two or three years.

The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the years ended March 31, 2021 and March 31, 2022, and for the fiscal year ending March 31, 2023 (collectively, the 2023 Measurement Periods) and incorporates a relative TSR modifier for both the 24-month performance period (commencing on April 1, 2021) and 36-month performance period (commencing on April 1, 2020) ending March 31, 2023 (collectively, 2023 the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2021 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2021 LTIP PSUs will occur if the Company fails to achieve the minimum revenue and pre-tax income amounts for each reporting period equal to at least 100% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2023 Measurement Periods, the vesting of each 2021 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2023 Performance Periods.

The Company granted awards at the target performance level of 19,890 2021 LTIP PSUs during the year ended March 31, 2021. The weighted-average grant date fair value of these 2021 LTIP PSUs was $376.45 per share. The Company currently expects to exceed the financial performance threshold levels as defined above for each of the performance criteria, and therefore the number of 2021 LTIP PSUs that is expected to vest is above 190% of the targeted amount for the awards.

2020 LTIP PSUs. During fiscal year 2020, the Company approved LTIP awards under the 2015 SIP (2020 LTIP PSUs), which were awarded to certain members of the Company's senior management team, including the Company's named executive officers. The 2020 LTIP PSUs are subject to vesting based on service conditions over three years.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
The Company must meet certain revenue and pre-tax income performance targets for the fiscal year ending March 31, 2022 (2022 Measurement Period) and incorporates a relative TSR modifier for the 36-month performance period commencing on April 1, 2019, and ending March 31, 2022 (collectively, the 2022 Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2020 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2020 LTIP PSUs will occur if the Company fails to achieve revenue and pre-tax income amounts equal to at least 90% of the threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2022 Measurement Period, the vesting of each 2020 LTIP PSU will be subject to adjustment based on the application of a relative TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2022 Performance Periods.

The Company granted awards at the target performance level of 38,174 2020 LTIP PSUs during the year ended March 31, 2020. The weighted-average grant date fair value of these 2020 LTIP PSUs was $146.96 per share. The Company exceeded the financial performance threshold levels as defined above for each of the performance criteria, and therefore the maximum number of 2020 LTIP PSUs that vested is 200% of the targeted amount for that award.

LTIP award activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2019	77,098	$120.24
Granted*	76,348	146.96
Nonvested, March 31, 2020	153,446	133.53
Granted*	39,780	376.45
Vested**	(77,098)	(106.37)
Nonvested, March 31, 2021	116,128	215.30
Granted*	69,644	358.75
Vested**	(69,816)	(131.33)
Forfeited	(12,924)	(239.81)
Nonvested, March 31, 2022	103,032	$344.25

*The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.
** The amounts vested include shares withheld for taxes that are not formally issued to the market.

Long-Term Incentive Plan Options. Previously, the Company approved the issuance of LTIP NQSOs under the 2015 SIP, including in June 2017 (2018 LTIP NQSOs), which were awarded to certain members of the Company’s management team, with a maximum contractual term of seven years from the grant date. If the recipient provided continuous service, the LTIP NQSOs would vest after the Company had determined it achieved the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. As of March 31, 2020, the Company determined that the target performance criteria related to the 2018 LTIP NQSOs for the year ended March 31, 2020, were achieved. During the years ended March 31, 2022, 2021, and 2020, no LTIP NQSOs were granted.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
LTIP option activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested, March 31, 2019	361,383	$65.35	6.2	$29,504
Exercised	(58,444)	(61.86)
Vested, March 31, 2020	302,939	66.02	5.0	20,594
Exercised	(107,197)	(63.20)
Vested, March 31, 2021	195,742	67.56	3.6	51,452
Exercised*	(45,810)	(67.11)
Vested, March 31, 2022	149,932	$67.70	2.6	$30,896

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.

Grants to Directors. Each of the Company’s nonemployee directors is entitled to receive common stock with a total value of $150 for annual service on the Board of Directors. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the 15th day of the last month of each quarterly period. Each of these shares is fully vested on the date of issuance.

Stock-Based Compensation. Components of stock-based compensation recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2022	2021	2020
RSUs	$12,093	$7,820	$6,509
PSUs	—	1,900	2,851
LTIP PSUs	12,865	11,555	2,203
LTIP NQSOs	—	—	1,641
Grants to Directors	1,507	1,195	1,045
Employee Stock Purchase Plan	351	231	228
Total stock-based compensation, pre-tax	26,816	22,701	14,477
Income tax benefit	(6,496)	(5,441)	(3,308)
Total stock-based compensation, net of tax	$20,320	$17,260	$11,169

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of March 31, 2022, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, are as follows:

	Unrecognized Stock-based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$14,839	1.1
PSUs	130	0.4
LTIP PSUs	21,324	1.7
Total	$36,293

Note 9. Derivative Instruments

As of March 31, 2022, and 2021, the Company has no outstanding derivative contracts, however, settled derivative contracts with notional values are as follows:

	Years Ended March 31,
	2022	2021
Designated Derivative Contracts	$110,430	$68,241
Non-Designated Derivative Contracts	38,659	18,909
Total	$149,089	$87,150

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the consolidated statements of comprehensive income for changes in AOCL:

	Years Ended March 31,
	2022	2021	2020
Gain (loss) recorded in Other comprehensive income	$4,161	$(1,223)	$1,516
Reclassifications from Accumulated other comprehensive loss into net sales	(4,161)	1,223	(1,516)
Total	$—	$—	$—

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the consolidated statements of comprehensive income:

	Years Ended March 31,
	2022	2021	2020
Gain recorded in SG&A expenses	$611	$267	$328

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Note 10. Stockholders’ Equity

Stock Repurchase Programs. In January 2019, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase a total of up to $261,000 of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The Company’s Board of Directors approved an additional authorization of $750,000 during April 2021 for the Company to repurchase its common stock under the same conditions as the prior stock repurchase program (collectively, the stock repurchase programs). The Company’s stock repurchase programs do not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. As of March 31, 2022, the aggregate remaining approved amount under the Company’s stock repurchase programs is $454,007.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Years Ended March 31,
	2022	2021	2020
Total number of shares repurchased*	1,043,554	307,080	1,296,201
Average price paid per share	$341.77	$322.87	$146.89
Dollar value of shares repurchased**	$356,653	$99,147	$190,405

*Any stock repurchases are made as part of publicly announced programs in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to March 31, 2022, through May 5, 2022, the Company repurchased 176,046 shares for $47,997 at an average price of $272.64 per share and had $406,010 remaining authorized under the stock repurchase program. The Company’s stock repurchase program does not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion.

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021
Cumulative foreign currency translation loss	$(24,955)	$(16,743)
Total	$(24,955)	$(16,743)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Years Ended March 31,
	2022	2021	2020
Basic	27,508,000	28,055,000	28,385,000
Dilutive effect of equity awards	281,000	351,000	309,000
Diluted	27,789,000	28,406,000	28,694,000
Excluded
RSUs and PSUs	2,000	4,000	3,000
LTIP PSUs	66,000	116,000	153,000
Deferred Non-Employee Director Equity Awards	1,000	1,000	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
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

Segment Net Sales and Income from Operations. The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company’s warehouse and distribution centers, certain executive and stock-based compensation, accounting, finance, legal, IT, human resources, and facilities, among others.

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2022	2021	2020
Net sales
UGG brand wholesale	$1,088,082	$871,799	$892,990
HOKA brand wholesale	628,674	405,243	277,097
Teva brand wholesale	129,094	105,928	119,108
Sanuk brand wholesale	30,316	26,566	39,463
Other brands wholesale	60,573	69,375	67,175
Direct-to-Consumer	1,213,600	1,066,730	736,856
Total	$3,150,339	$2,545,641	$2,132,689

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2022	2021	2020
Income (loss) from operations
UGG brand wholesale	$315,240	$292,718	$303,908
HOKA brand wholesale	155,344	111,208	61,860
Teva brand wholesale	33,294	27,120	30,736
Sanuk brand wholesale	6,463	(162)	3,212
Other brands wholesale	14,028	21,573	16,087
Direct-to-Consumer	435,414	349,465	182,548
Unallocated overhead costs	(395,076)	(297,717)	(260,216)
Total	$564,707	$504,205	$338,135
Depreciation, amortization, and accretion
UGG brand wholesale	$416	$532	$611
HOKA brand wholesale	701	611	612
Teva brand wholesale	—	—	1
Sanuk brand wholesale	1,490	1,727	2,361
Other brands wholesale	382	382	382
Direct-to-Consumer	9,771	11,121	10,586
Unallocated overhead costs	30,118	26,157	24,359
Total	$42,878	$40,530	$38,912
Capital expenditures
UGG brand wholesale	$109	$(31)	$404
HOKA brand wholesale	1,191	56	331
Sanuk brand wholesale	—	8	—
Other brands wholesale	—	40	64
Direct-to-Consumer	11,872	11,175	7,886
Unallocated overhead costs	44,542	25,533	23,376
Total	$57,714	$36,781	$32,061

Segment Assets. Assets allocated to each reportable operating segment include trade accounts receivable, net, inventories, property and equipment, net, operating lease assets, goodwill, other intangible assets, net, and certain other assets that are specifically identifiable for one of the Company's reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net, and various other corporate assets shared by the Company's reportable operating segments. Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021
Assets
UGG brand wholesale	$382,837	$212,277
HOKA brand wholesale	293,025	168,365
Teva brand wholesale	91,140	87,284
Sanuk brand wholesale	40,766	38,311
Other brands wholesale	32,429	18,732
Direct-to-Consumer	191,193	196,091

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)

	As of March 31,
	2022	2021
Total assets from reportable operating segments	1,031,390	721,060
Unallocated cash and cash equivalents	843,527	1,089,361
Unallocated deferred tax assets, net	64,217	37,194
Unallocated other corporate assets	393,116	320,090
Total	$2,332,250	$2,167,705

Note 13. Concentration of Business

Regions and Customers. The Company sells its products to customers throughout the US and to foreign customers in various countries, with concentrations that were as follows:

	Years Ended March 31,
	2022	2021	2020
International net sales	$982,546	$784,164	$730,997
% of net sales	31.2%	30.8%	34.3%
Net sales in foreign currencies	$744,213	$611,897	$587,233
% of net sales	23.6%	24.0%	27.5%
Ten largest customers as % of net sales	27.4%	27.8%	28.0%

For the years ended March 31, 2022, 2021, and 2020, no single foreign country comprised 10.0% or more of the Company’s total net sales. No single customer accounted for 10.0% or more of the Company’s net sales during the years ended March 31, 2022, 2021, and 2020.

The Company sells its products to customers for trade accounts receivables and, as of March 31, 2022, has one customer that represents 11.2% of trade accounts receivable, net, compared to one customer that represents 12.8% of trade accounts receivable, net, as of March 31, 2021. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021
US	$208,078	$194,833
Foreign*	14,371	11,377
Total	$222,449	$206,210

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of March 31, 2022, and 2021.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2022, 2021, and 2020
(dollar amounts in thousands, except per share or share data)
Note 14. Quarterly Summary of Information (Unaudited)

The Company’s business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded the Company’s aggregate net sales in the quarter ending March 31st and June 30th. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of the Company’s aggregate net sales, the Company expects the impact from seasonality to continue to decrease over time and the Company has begun to experience shifts during fiscal year 2022 for higher sales in the quarter ending March 31st. However, the Company’s seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions.

The following is summarized unaudited quarterly financial data for the last two fiscal years:

	Fiscal Year 2022
	Quarter Ended
	6/30/2021	9/30/2021	12/31/2021	3/31/2022
Net sales	$504,678	$721,902	$1,187,752	$736,007
Gross profit	260,503	367,088	621,221	358,739
Income from operations	61,832	128,181	293,396	81,298
Net income	48,124	102,063	232,943	68,819
Net income per share
Basic	$1.73	$3.69	$8.49	$2.54
Diluted	$1.71	$3.66	$8.42	$2.51

	Fiscal Year 2021
	Quarter Ended
	6/30/2020	9/30/2020	12/31/2020	3/31/2021
Net sales	$283,169	$623,525	$1,077,759	$561,188
Gross profit	142,566	318,977	613,897	298,650
(Loss) income from operations	(7,699)	128,604	328,655	54,645
Net (loss) income	(7,973)	101,554	255,536	33,458
Net (loss) income per share
Basic	$(0.28)	$3.62	$9.09	$1.19
Diluted	$(0.28)	$3.58	$8.99	$1.18

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)
Allowances for doubtful accounts, sales discounts, and chargebacks against gross trade accounts receivable related to wholesale channel sales recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2022	2021	2020
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$(9,730)	$(6,989)	$(5,073)
Additions	—	(3,052)	(3,498)
Deductions	686	311	1,582
Balance at End of Year	$(9,044)	$(9,730)	$(6,989)
Allowance for sales discounts (2)
Balance at Beginning of Year	$(3,016)	$(1,030)	$(710)
Additions	(20,713)	(16,414)	(14,845)
Deductions	20,898	14,428	14,525
Balance at End of Year	$(2,831)	$(3,016)	$(1,030)
Allowance for chargebacks (3)
Balance at Beginning of Year	$(13,770)	$(13,127)	$(13,041)
Additions	(32,062)	(23,214)	(13,399)
Deductions	27,116	22,571	13,313
Balance at End of Year	$(18,716)	$(13,770)	$(13,127)
Total	$(30,591)	$(26,516)	$(21,146)

(1)The additions to the allowance for doubtful accounts represent estimates of the Company’s bad debt expense or recovery based on the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual amounts written off against outstanding trade accounts receivables.

(2)The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company’s customers based on the amount of outstanding discounts for meeting certain order, shipment, and prompt payments terms. Deductions are for the actual discounts taken by the Company’s customers against outstanding trade accounts receivables.

(3)The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivables.