Form 10-Q
period 2022-06-30
DECKERS OUTDOOR CORP
filed 2022-08-04
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 14, 2022, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 26,531,046.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2022

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2022 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•the operational challenges faced by our warehouses and distribution centers (DCs), our wholesale partners, our global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages, and the related impacts on our ability to timely deliver products;
•global uncertainty resulting from Russia's invasion of Ukraine, including financial and economic sanctions resulting in higher transportation and energy costs, as well as other implications;
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
•repatriation of earnings of non-United States (US) subsidiaries and any related tax impacts; and,
•overall global economic, political, and social trends, including foreign currency exchange rate fluctuations, changes in interest rates, and changes in commodity pricing.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, "Risk Factors," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), and Koolaburra® (Koolaburra) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all dollar amounts herein are expressed in thousands, except for per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2022	March 31, 2022
ASSETS		(AUDITED)
Cash and cash equivalents	$695,230	$843,527
Trade accounts receivable, net of allowances ($33,996 and $30,591 as of June 30, 2022, and March 31, 2022, respectively)	321,996	302,688
Inventories	839,509	506,796
Prepaid expenses	30,655	25,610
Other current assets	43,746	55,264
Income tax receivable	18,592	18,243
Total current assets	1,949,728	1,752,128
Property and equipment, net of accumulated depreciation ($290,725 and $282,571 as of June 30, 2022, and March 31, 2022, respectively) (Note 11)	219,657	222,449
Operating lease assets	172,449	182,459
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($78,903 and $79,061 as of June 30, 2022, and March 31, 2022, respectively)	39,120	39,688
Deferred tax assets, net	63,215	64,217
Other assets	55,093	57,319
Total assets	$2,513,252	$2,332,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$604,104	$327,487
Accrued payroll	38,435	67,553
Operating lease liabilities	47,490	50,098
Other accrued expenses	88,352	81,400
Income tax payable	18,864	12,426
Value added tax payable	2,513	2,720
Total current liabilities	799,758	541,684
Long-term operating lease liabilities	159,305	171,972
Income tax liability	55,446	54,259
Other long-term liabilities	26,336	25,510
Total long-term liabilities	241,087	251,741
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,599 and 26,982 as of June 30, 2022, and March 31, 2022, respectively)	266	270
Additional paid-in capital	214,517	210,825
Retained earnings	1,297,545	1,352,685
Accumulated other comprehensive loss (Note 8)	(39,921)	(24,955)
Total stockholders' equity	1,472,407	1,538,825
Total liabilities and stockholders' equity	$2,513,252	$2,332,250

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Net sales (Note 2, Note 10, and Note 11)	$614,461	$504,678
Cost of sales	319,709	244,175
Gross profit	294,752	260,503
Selling, general, and administrative expenses	238,411	198,671
Income from operations (Note 10)	56,341	61,832
Interest income	(1,214)	(482)
Interest expense	1,052	896
Other income, net	(499)	(233)
Total other (income) expense, net	(661)	181
Income before income taxes	57,002	61,651
Income tax expense (Note 4)	12,153	13,527
Net income	44,849	48,124
Other comprehensive income
Unrealized gain on cash flow hedges, net of tax	758	1,458
Foreign currency translation (loss) gain	(15,724)	1,893
Total other comprehensive (loss) income	(14,966)	3,351
Comprehensive income	$29,883	$51,475
Net income per share
Basic	$1.67	$1.73
Diluted	$1.66	$1.71
Weighted-average common shares outstanding (Note 9)
Basic	26,777	27,813
Diluted	26,948	28,062

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 8)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	$266	$214,517	$1,297,545	$(39,921)	$1,472,407

	Three Months Ended June 30, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock (Note 8)	(249)	(2)	—	(82,164)	—	(82,166)
Net Income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	$277	$208,763	$1,223,339	$(13,392)	$1,418,987

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$44,849	$48,124
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	11,705	9,971
Amortization on cloud computing arrangements	380	377
Bad debt expense (benefit)	212	(2,454)
Deferred tax benefit	(644)	(4,002)
Stock-based compensation	3,834	5,558
Loss on disposal of long-lived assets	15	5
Impairment of operating lease and other long-lived assets	1,068	—
Gain on settlement of asset retirement obligations	—	(10)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(19,520)	(633)
Inventories	(332,713)	(179,463)
Prepaid expenses and other current assets	7,633	(25,375)
Income tax receivable	(349)	2,472
Net operating lease assets and lease liabilities	(4,900)	6,645
Other assets	1,846	(26,451)
Trade accounts payable	279,790	152,144
Other accrued expenses	(30,580)	(34,418)
Income tax payable	6,439	4,048
Other long-term liabilities	2,014	7,130
Net cash used in operating activities	(28,921)	(36,332)
INVESTING ACTIVITIES
Purchases of property and equipment	(12,467)	(15,515)
Net cash used in investing activities	(12,467)	(15,515)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	69
Repurchases of common stock	(99,993)	(82,166)
Cash paid for shares withheld for taxes	(43)	(85)
Net cash used in financing activities	(100,036)	(82,182)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,873)	1,380
Net change in cash and cash equivalents	(148,297)	(132,649)
Cash and cash equivalents at beginning of period	843,527	1,089,361
Cash and cash equivalents at end of period	$695,230	$956,712

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $250 and $0, as of June 30, 2022, and 2021, respectively	$13,313	$10,811
Interest	525	493
Operating leases	17,589	14,055
Non-cash investing activities
Change in accounts payable and other accrued expenses for purchases of property and equipment	(3,658)	2,510
Accrued for asset retirement obligation assets related to leasehold improvements	561	3,288
Leasehold improvements acquired through tenant allowances	—	4,061

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
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

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its retail stores and e‑commerce websites. Independent third-party contractors manufacture all of the Company's products. A significant part of the UGG brand business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to the variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, the Company expects the impact from seasonality to continue to decrease over time.

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2022 and for the three months ended June 30, 2022 (current fiscal quarter) and 2021 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2022, is derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on May 27, 2022 (2022 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors are unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company's condensed consolidated financial statements may be materially affected.

Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers; contract assets and liabilities; stock-based compensation; impairment assessments, including for goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate utilized to measure its operating lease assets and lease liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Reportable Operating Segments. The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, the Company's reportable operating segments). Refer to Note 10, “Reportable Operating Segments,” for further information on the Company's reportable operating segments.

Impairment of Operating Lease and Other Long-Lived Assets. During the three months ended June 30, 2022, the Company recorded impairment charges of $1,068 within its DTC reportable operating segment in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income for retail store related operating lease assets and leasehold improvements (asset group). These impairment charges were due to underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value of the asset group, which is based on discounted future cash flows. For the three months ended June 30, 2021, the Company recorded no impairment charges on operating lease and other long-lived assets.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standard Updates (ASU) that have not yet been adopted by the Company for its annual and interim reporting periods, as stated below.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Sales Return Asset and Liability. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are generally accepted from customers and end consumers between 30 to 90 days from the point of sale for cash or credit. The amounts of these reserves are determined based on several factors, including known and actual historical returns and any recent events that could result in a change from historical return rates. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund liability are recorded against gross sales and changes to the refund asset for the right to recover the inventory are recorded against cost of sales in the condensed consolidated statements of comprehensive income. The refund liability is recorded in other accrued expenses and the related asset for the right to recover the inventory is recorded in other current assets in the condensed consolidated balance sheets.

Activity during the three months ended June 30, 2022, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	13,844	(40,498)
Actual returns	(12,680)	41,017
Balance, June 30, 2022	$12,655	$(39,348)

Activity during the three months ended June 30, 2021, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return liability*	5,803	(20,896)
Actual returns	(6,750)	27,883
Balance, June 30, 2021	$9,757	$(30,730)

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

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until one of the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns. The Company’s contract liability for loyalty programs is recorded in other accrued expenses in the condensed consolidated balance sheets.

Activity during the three months ended June 30, 2022, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2022	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	4,649
Deferred revenue for loyalty points and certificates issued	(3,760)
Balance, June 30, 2022	$(9,994)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Activity during the three months ended June 30, 2021, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2021	$(12,231)
Redemptions and expirations for loyalty certificates and points recognized in net sales	6,121
Deferred revenue for loyalty points and certificates issued	(5,001)
Balance, June 30, 2021	$(11,111)

Deferred Revenue. Revenue is deferred for wholesale channel transactions when certain conditions outlined within the contract terms, including the transfer of control or delivery of product, has not occurred, such as when a wholesale channel customer prepays for ordered product. The contract liability for deferred revenue is recorded in other accrued expenses in the condensed consolidated balance sheets.

Activity during the three months ended June 30, 2022, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2022	$(15,804)
Additions of customer cash payments	(20,510)
Revenue recognized	12,429
Balance, June 30, 2022	$(23,885)

Activity during the three months ended June 30, 2021, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2021	$(5,425)
Additions of customer cash payments	(18,047)
Revenue recognized	5,163
Balance, June 30, 2021	$(18,309)

Refer to Note 10, “Reportable Operating Segments,” for further information on the Company's disaggregation of revenue by reportable operating segment.

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
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net; trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. When the Company makes short-term borrowings, the carrying amounts, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt. The Company does not currently have any Level 3 assets or liabilities.

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	June 30, 2022	Level 1	Level 2	Level 3
Money-market funds	$381,828	$381,828	$—	$—
Non-qualified deferred compensation asset	7,614	7,614	—	—
Non-qualified deferred compensation liability	(9,901)	(9,901)	—	—
Designated Derivative Contracts asset	1,000	—	1,000	—
Non-Designated Derivative Contracts asset	80	—	80	—

	As of	Measured Using
	March 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$524,063	$524,063	$—	$—
Non-qualified deferred compensation asset	8,933	8,933	—	—
Non-qualified deferred compensation liability	(9,573)	(9,573)	—	—

The carrying value of money-market funds approximates the fair value as it is considered a highly liquid investment with an original maturity of three months or less when purchased. Money-market funds are recorded in cash and cash equivalents in the condensed consolidated balance sheets.

The fair value of foreign currency forward or option contracts are determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2). The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 7, “Derivative Instruments,” for further information, including definitions of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.

The Company sponsors an unfunded, non-qualified deferred compensation plan (NQDC Plan) that permits certain members of its management team the opportunity to defer compensation into the NQDC Plan. A rabbi trust was established as a reserve for benefits payable under the NQDC Plan, with the assets invested in Company-owned life insurance policies. Deferred compensation is recognized based on the fair value of the participants' accounts. As of June 30, 2022, the non-qualified deferred compensation asset of $7,614 is recorded in other assets in the condensed consolidated balance sheets. As of June 30, 2022, the non-qualified deferred compensation liability of $9,901 is recorded in the condensed consolidated balance sheets, with $630 in other accrued expenses and $9,271 in other long-term liabilities. As of March 31, 2022, the non-qualified deferred compensation asset of $8,933 is recorded in other assets in the condensed consolidated balance sheets. Further, the non-qualified deferred compensation liability of $9,573 is recorded in the condensed consolidated balance sheets, with $936 in other accrued expenses and $8,637 in other long-term liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2022	2021
Income tax expense	$12,153	$13,527
Effective income tax rate	21.3%	21.9%

The tax provisions during the three months ended June 30, 2022, and 2021 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2023, and March 31, 2022, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended June 30, 2022, the decrease in the effective income tax rate, compared to the prior period, was primarily due to lower income from operations, and changes in jurisdictional mix of worldwide income before income taxes. Further, there were higher net discrete tax benefits, primarily due to foreign return to provision adjustments, partially offset by higher reserves for uncertain tax position adjustments for foreign and state audits, and a lower deduction for stock-based compensation.

Note 5. Commitments and Contingencies

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. Some of the Company's operating leases contain extension options between one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended June 30,
	2022	2021
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$6,207	$13,364
Reductions to operating lease assets for reductions to lease liabilities*	(276)	(381)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $52,379 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced. These leases are primarily for additional space, which the Company expects to be operational in the third quarter of the fiscal year ending March 31, 2024 (next fiscal year), at the Company’s US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years, as well as a new international UGG brand flagship retail store with an initial term of five years, which the Company expects to be opened in the first quarter of its next fiscal year.

Litigation. From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these matters cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on its business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Note 6. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors. During the three months ended June 30, 2022, no additional awards were granted under the 2015 SIP, except for the RSU grant activity summarized below. Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted the following awards under the 2015 SIP during the periods presented, which are recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,
	2022		2021
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	2,198	$272.68	4,073	$335.87

RSUs are subject to time-based vesting criteria and typically vest in equal annual installments over three years following the date of grant. PSUs are typically earned based on the achievement of pre-established Company performance criteria measured over the fiscal year during which they are granted, and, to the extent the performance criteria are met, vest in equal annual installments over three years thereafter.

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock-based compensation for annual awards, including RSUs and PSUs outstanding as of June 30, 2022, was $10,513.

Note 7. Derivative Instruments

The Company enters into foreign currency forward or option contracts (derivative contracts), generally with maturities of 15 months or less, to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in other comprehensive income (OCI) in the condensed consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
As of June 30, 2022, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$39,684	$7,841	$47,525
Fair value recorded in other current assets	1,000	80	1,080

As of June 30, 2022, the Company's outstanding derivative contracts are held by an aggregate of two counterparties, all with various maturity dates within the next nine months. As of March 31, 2022, the Company has no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended June 30,
	2022	2021
Gain recorded in Other comprehensive income	$1,000	$1,924
Income tax expense in Other comprehensive income	(242)	(466)
Total	$758	$1,458

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,
	2022	2021
Gain recorded in SG&A expenses	$80	$335

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2022, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next nine months. Refer to Note 8, “Stockholders' Equity,” for further information on the components of AOCL.

Note 8. Stockholders' Equity

Stock Repurchase Program. The Company's Board of Directors has approved various authorizations under the Company's stock repurchase program to repurchase shares of its common stock (collectively, the stock repurchase program). The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of June 30, 2022, the aggregate remaining approved amount under the stock repurchase program is $354,014.

Stock repurchase activity under the Company's stock repurchase program during the three months ended June 30, 2022, was as follows:

Amounts
Total number of shares repurchased*	384,413
Average price paid per share	$260.12
Dollar value of shares repurchased**	$99,993

*All stock repurchases were made pursuant to the Company's publicly announced stock repurchase program in open-market transactions.
** May not calculate on rounded dollars.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Subsequent to June 30, 2022, through July 14, 2022, the Company repurchased 68,674 shares at an average price of $262.09 per share for $17,999 and had $336,015 remaining authorized under the stock repurchase program. Refer to Note 12, “Subsequent Events,” for further information on the approval of an additional stock repurchase authorization.

Accumulated Other Comprehensive Loss. The components within AOCL recorded in the condensed consolidated balance sheets are as follows:

	June 30, 2022	March 31, 2022
Unrealized gain on cash flow hedges, net of tax	$758	$—
Cumulative foreign currency translation loss	(40,679)	(24,955)
Total	$(39,921)	$(24,955)

Note 9. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2022	2021
Basic	26,777,000	27,813,000
Dilutive effect of equity awards	171,000	249,000
Diluted	26,948,000	28,062,000
Excluded
RSUs and PSUs	18,000	—
LTIP PSUs	50,000	104,000
Deferred Non-Employee Director Equity Awards	2,000	—

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been anti-dilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect, respectively.

Note 10. Reportable Operating Segments

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

Segment Net Sales and Income from Operations. The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company's warehouses and DC's, certain executive and stock-based compensation, accounting, finance, legal, information technology (IT), human resources, and facilities, among others. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments as these transactions are eliminated in consolidation. Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended June 30,
	2022	2021
Net sales
UGG brand wholesale	$137,862	$135,056
HOKA brand wholesale	231,885	151,147
Teva brand wholesale	46,895	43,359
Sanuk brand wholesale	10,726	10,382
Other brands wholesale	1,993	4,306
Direct-to-Consumer	185,100	160,428
Total	$614,461	$504,678

Income (loss) from operations
UGG brand wholesale	$30,665	$35,838
HOKA brand wholesale	69,616	46,363
Teva brand wholesale	12,493	14,503
Sanuk brand wholesale	2,466	3,404
Other brands wholesale	(469)	2,707
Direct-to-Consumer	41,220	39,683
Unallocated overhead costs	(99,650)	(80,666)
Total	$56,341	$61,832

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

	June 30, 2022	March 31, 2022
Assets
UGG brand wholesale	$620,608	$382,837
HOKA brand wholesale	394,862	293,025
Teva brand wholesale	87,074	91,140
Sanuk brand wholesale	42,393	40,766
Other brands wholesale	44,188	32,429
Direct-to-Consumer	188,600	191,193
Total assets from reportable operating segments	1,377,725	1,031,390

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
Unallocated cash and cash equivalents	695,230	843,527
Unallocated deferred tax assets, net	63,215	64,217
Unallocated other corporate assets	377,082	393,116
Total	$2,513,252	$2,332,250

Note 11. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and end consumers in various countries, with net sales concentrations as follows:

	Three Months Ended June 30,
	2022	2021
International net sales	$229,946	$168,619
% of net sales	37.4%	33.4%
Net sales in foreign currencies	$108,941	$89,433
% of net sales	17.7%	17.7%
Ten largest customers as % of net sales	29.5%	26.5%

For the three months ended June 30, 2022, and 2021, no single foreign country comprised 10.0% or more of the Company's total net sales and no single customer accounted for 10.0% or more of the Company's net sales. As of June 30, 2022, the Company has one customer that represents 14.6% of trade accounts receivable, net, compared to one customer that represents 11.2% of trade accounts receivable, net, as of March 31, 2022. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2022	March 31, 2022
United States	$205,794	$208,078
Foreign*	13,863	14,371
Total	$219,657	$222,449

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2022, and March 31, 2022.

Note 12. Subsequent Events

On July 27, 2022, the Company's Board of Directors approved an increase of $1,200,000 to the Company's stock repurchase authorization, bringing the aggregate outstanding share repurchase authorization to approximately $1,500,000 at this date. Refer to Note 8, “Stockholders' Equity,” for further information on the Company's stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, "Financial Statements," within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our 2022 Annual Report.

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

Financial Highlights

Consolidated financial performance highlights for the three months ended June 30, 2022, compared to the prior period, were as follows:

•Net sales increased 21.8% to $614,461.
◦Channel
▪Wholesale channel net sales increased 24.7% to $429,361.
▪DTC channel net sales increased 15.4% to $185,100.
◦Geography
▪Domestic net sales increased 14.4% to $384,515.
▪International net sales increased 36.4% to $229,946.
•Gross profit as a percentage of net sales (gross margin) decreased 360 basis points to 48.0%.
•Income from operations decreased 8.9% to $56,341.
•Diluted earnings per share decreased by $0.05 per share to $1.66 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
Supply Chain

•Similar to other companies in our industry, we continue to experience global supply chain challenges. Extended transit lead times and ocean freight cost pressures, including due to container shortages and port congestion, had the most significant impact on our business and results of operations during the current fiscal quarter. Although we are beginning to see improvements in transit lead times compared to the prior period, these disruptions required a higher usage of air freight (almost exclusively for the HOKA brand) and we continued to incur higher ocean freight costs compared to the prior period, which negatively impacted our gross margin during the current fiscal quarter. We expect to continue to experience negative impacts from ocean freight costs in future periods. As we manage product availability in all channels, we believe we can reduce the need for higher air freight costs through the early procurement of inventory in the country of sale, which has resulted in higher levels of inventory to allow us to maintain expected service levels. We remain focused on implementing our long-term growth strategy and will continue to be flexible in adapting to fluid conditions, including implementing additional measures to mitigate the effects of supply chain disruptions.

•We continue to encounter headwinds transitioning to our new European 3PL as that provider refines its system and delivery levels, which have exacerbated supply chain pressures. While this transition has been difficult in the current logistics environment, we believe this is a critical investment to create long-term capacity to facilitate future growth.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand globally with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on distribution management, launching innovative product offerings and global marketing campaigns to drive brand awareness, and further expanding the HOKA brand presence through select owned and operated retail stores. For example, we are working towards opening our first US HOKA brand permanent location in New York City during spring of calendar year 2023, with an elevated store design fit for our premier performance brand.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition by building a foundation of diversified and counter-seasonal product acceptance, especially with younger consumers, through localized marketing investments. However, we expect negative impacts to potential UGG brand international growth due to unfavorable foreign currency exchange rates anticipated to continue during our fiscal year ending March 31, 2023 (current fiscal year).

•We continue to adopt selective price increases as appropriate by brand and product, which we believe can help mitigate the impacts of higher freight costs and experienced some benefits during the current fiscal quarter for the HOKA brand.

Refer to Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report, for detailed information on the risks and uncertainties that have the potential to cause our actual results to differ materially from our expectations.

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

Refer to the “Reportable Operating Segment Overview,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Annual Report for further discussion of our outlook on consumer demand drivers for our UGG, HOKA, Teva, Sanuk, and Other brands products.

Direct-to-Consumer. Our DTC business encompasses all our brands and is comprised of our e-commerce websites and retail stores that are intertwined and interdependent in an omni-channel marketplace.

•E-Commerce Business. Our global e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, encourages awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores.

•Retail Business. Our global Company-owned retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, as well as new openings for HOKA brand stores.

•Flagship Stores. Primarily located in major tourist locations, these are lead stores in prominent locations designed to showcase UGG and HOKA brand products in mono branded stores that are typically larger than our general concept stores with broader product offerings and greater traffic that enhance our interaction with our consumers and increase brand loyalty.

•Shop-in-Shop Stores (SIS). Concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales.

•Partner Retail Stores. Represent UGG and HOKA mono branded stores which are wholly owned and operated by third parties and not included in the total count of our global Company-owned retail stores.

Our net sales related to the businesses and stores above are recorded in our DTC reportable operating segment, except for the net sales for Partner Retail Stores, which are recorded in each respective brand's wholesale reportable operating segment, as applicable.

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial and operating results, and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information, presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021. Results of operations were as follows:

	Three Months Ended June 30,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$614,461	100.0%	$504,678	100.0%	$109,783	21.8%
Cost of sales	319,709	52.0	244,175	48.4	(75,534)	(30.9)
Gross profit	294,752	48.0	260,503	51.6	34,249	13.1
Selling, general, and administrative expenses	238,411	38.8	198,671	39.4	(39,740)	(20.0)
Income from operations	56,341	9.2	61,832	12.2	(5,491)	(8.9)
Other (income) expense, net	(661)	(0.1)	181	—	842	465.2
Income before income taxes	57,002	9.3	61,651	12.2	(4,649)	(7.5)
Income tax expense	12,153	2.0	13,527	2.7	1,374	10.2
Net income	44,849	7.3	48,124	9.5	(3,275)	(6.8)
Total other comprehensive (loss) income, net of tax	(14,966)	(2.4)	3,351	0.7	(18,317)	(546.6)
Comprehensive income	$29,883	4.9%	$51,475	10.2%	$(21,592)	(41.9)%
Net income per share
Basic	$1.67		$1.73		$(0.06)
Diluted	$1.66		$1.71		$(0.05)

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$384,515	$336,059	$48,456	14.4%
International	229,946	168,619	61,327	36.4
Total	$614,461	$504,678	$109,783	21.8%
Net sales by brand and channel
UGG brand
Wholesale	$137,862	$135,056	$2,806	2.1%
Direct-to-Consumer	70,059	77,986	(7,927)	(10.2)
Total	207,921	213,042	(5,121)	(2.4)
HOKA brand
Wholesale	231,885	151,147	80,738	53.4
Direct-to-Consumer	98,141	61,966	36,175	58.4
Total	330,026	213,113	116,913	54.9
Teva brand
Wholesale	46,895	43,359	3,536	8.2
Direct-to-Consumer	12,725	15,118	(2,393)	(15.8)
Total	59,620	58,477	1,143	2.0
Sanuk brand
Wholesale	10,726	10,382	344	3.3
Direct-to-Consumer	3,431	4,664	(1,233)	(26.4)
Total	14,157	15,046	(889)	(5.9)
Other brands
Wholesale	1,993	4,306	(2,313)	(53.7)
Direct-to-Consumer	744	694	50	7.2
Total	2,737	5,000	(2,263)	(45.3)
Total	$614,461	$504,678	$109,783	21.8%
Total Wholesale	$429,361	$344,250	$85,111	24.7%
Total Direct-to-Consumer	185,100	160,428	24,672	15.4
Total	$614,461	$504,678	$109,783	21.8%

Total net sales increased primarily due to increased HOKA brand wholesale and DTC channel sales. Further, we experienced an increase of 20.2% in total volume of pairs sold to 11,900 from 9,900 compared to the prior period. On a constant currency basis, net sales increased by 23.5% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased globally, resulting primarily from market share gains with existing customer accounts, as well as core franchise updates, the addition of new styles, and select door expansion with strategic accounts.

•DTC net sales increased primarily due to higher global net sales for the HOKA brand in e-commerce, including through consumer acquisition and retention, partially offset by lower domestic sales for the UGG brand due to product mix shifts into sandals away from seasonal fall styles. Comparable DTC net sales for the 13 weeks ended July 3, 2022, increased by 14.9%, primarily due to growth in the e-commerce business globally for the HOKA brand.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 36.4% and represented 37.4% and 33.4% of total net sales for the three months ended June 30, 2022, and 2021, respectively. These increases were primarily driven by higher international sales for the HOKA brand in Europe in the wholesale channel, which includes earlier distributor shipments.

Gross Profit. Gross margin decreased to 48.0% from 51.6%, compared to the prior period, primarily due to higher freight costs, as we incurred an increase in ocean container rates and air freight usage. Further, we experienced an unfavorable product mix shift and normalized promotional activity for the UGG brand, an unfavorable channel mix shift to wholesale, and unfavorable changes in foreign currency exchange rates. These unfavorable margin pressures were partially offset by favorable HOKA price increases and a favorable brand mix shift with increased HOKA penetration.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased other variable net selling expenses of approximately $12,600, primarily due to higher materials and supplies costs, rent and occupancy expenses, warehousing fees, and net insurance costs.

•Increased net foreign currency-related losses of $8,900, primarily driven by unfavorable changes in the US dollar exchange rate against Asian and Canadian foreign currency exchange rates.

•Increased payroll and related costs of approximately $6,700, primarily due to higher headcount, including for warehouse teams, and other related compensation, partially offset by lower annual performance-based compensation and stock-based compensation.

•Increased other operating expenses of approximately $5,800, primarily due to higher travel and depreciation expenses.

•Increased allowances for trade accounts receivable of approximately $2,700, primarily due to an increase in bad debt expense to account for higher open accounts receivable balances on higher wholesale net sales.

•Increased variable advertising and promotion expenses of approximately $1,900, primarily due to higher promotional marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased impairments of operating lease and other long-lived assets of approximately $1,100.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$30,665	$35,838	$(5,173)	(14.4)%
HOKA brand wholesale	69,616	46,363	23,253	50.2
Teva brand wholesale	12,493	14,503	(2,010)	(13.9)
Sanuk brand wholesale	2,466	3,404	(938)	(27.6)
Other brands wholesale	(469)	2,707	(3,176)	(117.3)
Direct-to-Consumer	41,220	39,683	1,537	3.9
Unallocated overhead costs	(99,650)	(80,666)	(18,984)	(23.5)
Total	$56,341	$61,832	$(5,491)	(8.9)%

The decrease in total income from operations, compared to the prior period, was primarily due to higher costs of goods sold as a percentage of net sales primarily driven by higher freight costs, partially offset by higher net sales and lower SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher net sales, as well as lower SG&A expenses as a percentage of net sales, partially offset by lower gross margin due to higher freight costs.

•The increase in unallocated overhead costs was primarily due to higher operating expenses, including higher foreign currency related losses and warehousing fees.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2022	2021
Income tax expense	$12,153	$13,527
Effective income tax rate	21.3%	21.9%

The decrease in our effective income tax rate, compared to the prior period, was primarily due to lower income from operations, and changes in jurisdictional mix of worldwide income before income taxes. Further, there were higher net discrete tax benefits, primarily due to foreign return to provision adjustments, partially offset by higher reserves for uncertain tax position adjustments for foreign and state audits, and a lower deduction for stock-based compensation.

Foreign income before income taxes was $33,023 and $21,178 and worldwide income before income taxes was $57,002 and $61,651 during the three months ended June 30, 2022, and 2021, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign sales at a higher gross profit as a percentage of worldwide sales, as well as lower foreign operating expenses as a percentage of worldwide sales.

Net Income. The decrease in net income, compared to the prior period, was due to higher sales at lower gross margin. Net income per share decreased, compared to the prior period, due to lower net income, partially offset by lower weighted-average common shares outstanding driven by further stock repurchases.

Total Other Comprehensive (Loss) Income, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates.

Liquidity

We finance our working capital and operating requirements using a combination of our cash and cash equivalents balances, cash provided from ongoing operating activities, and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

As of June 30, 2022, our cash and cash equivalents are $695,230. While we are subject to uncertainty surrounding the pandemic, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months.

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

Repatriation of Cash. During the three months ended June 30, 2022, and 2021, no cash and cash equivalents were repatriated. As of June 30, 2022, and March 31, 2022, we have $145,699 and $133,053, respectively, of cash and cash equivalents outside the US and held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Beginning with the tax year ended March 31, 2018, pursuant to the Tax Reform Act, an installment election was made to pay the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings over eight years. The cumulative remaining balance as of June 30, 2022, is $38,263. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries only to the extent they already have been subject to US tax, if such cash is not required to fund ongoing foreign operations. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on the impacts of the recent Tax Reform Act.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. As of June 30, 2022, the aggregate remaining approved amount under our stock repurchase program is $354,014.

On July 27, 2022, our Board of Directors approved an increase of $1,200,000 to our stock repurchase authorization, bringing the aggregate outstanding share repurchase authorization to approximately $1,500,000 at this date.

Capital Resources

Revolving Credit Facilities. During the three months ended June 30, 2022, we made no borrowings or repayments under our revolving credit facilities. As of June 30, 2022, we have no outstanding balances under our revolving credit facilities and available borrowings for all revolving credit facilities is $466,243. There were no changes to the terms and borrowing availability under our revolving credit facilities disclosed in our 2022 Annual Report.

Debt Covenants. As of June 30, 2022, we are in compliance with all financial covenants under our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(28,921)	$(36,332)	$7,411	20.4%
Net cash used in investing activities	(12,467)	(15,515)	3,048	19.6
Net cash used in financing activities	(100,036)	(82,182)	(17,854)	(21.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,873)	1,380	(8,253)	(598.0)
Net change in cash and cash equivalents	$(148,297)	$(132,649)	$(15,648)	(11.8)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income after non-cash adjustments and changes in working capital.

The decrease in net cash used in operating activities during the three months ended June 30, 2022, compared to the prior period, was primarily due to favorable net income after non-cash adjustments of $3,850, as well as a net favorable change in operating assets and liabilities of $3,561. The changes in operating assets and liabilities were primarily due to net favorable changes in trade accounts payable, prepaid expenses and other current assets, and other assets, partially offset by net unfavorable changes in inventories, trade accounts receivable, net, and net operating lease assets and lease liabilities.

Investing Activities. The decrease in net cash used in investing activities during the three months ended June 30, 2022, compared to the prior period, was primarily due to lower capital expenditures for our warehouses and DC's, partially offset by higher capital expenditures for net IT costs and retail store expenditures.

Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2022, compared to the prior period, was primarily due to higher stock repurchases.

Contractual Obligations

As previously disclosed in our 2022 Annual Report as a subsequent event, during the three months ended June 30, 2022, we signed a lease for additional space, which we expect to be operational in the third quarter of our next fiscal year, at our US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years for a minimum commitment of approximately $46,000.

Except as described above, there were no material changes outside the ordinary course of business during the three months ended June 30, 2022 to the contractual obligations and other commitments as of March 31, 2022 disclosed in our 2022 Annual Report.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable, but actual results could differ materially from these estimates. The full impact of the ongoing pandemic and related macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, are unknown and cannot be reasonably estimated for certain key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected. Refer to the section "Use of Estimates" within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for a summary of applicable key estimates and assumptions. There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in our 2022 Annual Report.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of June 30, 2022, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $4,600. As of June 30, 2022, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure. Refer to Note 7, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the alternate business rate, the federal funds effective rate, currency-specific LIBOR and Canadian deposit offered rate for our Primary Credit Facility, the People’s Bank of China market rate for our China Credit Facility, and Tokyo Interbank Offered Rate for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the three months ended June 30, 2022, due to no outstanding balances under our revolving credit facilities. Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2022.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

c) Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, to this Quarterly Report. This Part I, Item 4 should be read in conjunction with such certifications for a more complete understanding of the topics presented.

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

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects. During the three months ended June 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has approved various stock repurchase authorizations for us to repurchase shares of our common stock (collectively, the stock repurchase program). The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. As of June 30, 2022, no defaults have occurred under our credit agreements. Stock repurchase activity under our stock repurchase program during the three months ended June 30, 2022, was as follows:

	Total number of shares repurchased*	Average price paid per share	Dollar value of shares repurchased	Dollar value of shares remaining for repurchase**
April 1 - April 30, 2022	146,066	$273.83	$39,997	$414,010
May 1 - May 31, 2022	129,935	246.26	31,998	382,013
June 1 - June 30, 2022	108,412	258.26	27,998	354,014

*All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to June 30, 2022, through July 14, 2022, we repurchased 68,674 shares at an average price of $262.09 per share for $17,999 and had $336,015 remaining authorized under our stock repurchase program.

On July 27, 2022, our Board of Directors approved an increase of $1,200,000 to our stock repurchase authorization, bringing the aggregate outstanding share repurchase authorization to approximately $1,500,000 at this date.

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

Date: August 4, 2022