Form 10-Q
period 2022-09-30
DECKERS OUTDOOR CORP
filed 2022-11-03
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 13, 2022, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 26,466,796.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2022, and 2021

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2022 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

•the impacts of the COVID-19 global pandemic (pandemic) and related legislative and local authority developments on our business, financial condition, results of operations and liquidity, including similar impacts on our customers, suppliers, and business partners;
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
•global uncertainty geopolitical tensions, and the impact of resulting financial and economic sanctions on our transportation and energy costs, as well as other implications;
•overall global economic, political, and social trends, including foreign currency exchange rate fluctuations, changes in interest rates, inflationary pressures, changes in commodity pricing, and recessionary concerns;
•the expansion of our brands and product offerings;
•changes to the geographic and seasonal mix of our brands and products;
•changes to our product distribution strategies, including our product allocation and segmentation strategies;
•trends impacting the purchasing behavior of wholesale partners and consumers, including those impacting our retail and e-commerce businesses;
•changes in consumer preferences impacting our brands and products, and the footwear and fashion industries;
•the impact of seasonality and weather on consumer behavior, demand for our products, and our results of operations;
•our business, operating, investing, capital allocation, marketing, and financing plans and strategies;
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
•commitments and contingencies, including with respect to operating leases, purchase obligations for product and commodities, and legal or regulatory proceedings;
•our interpretation of global tax regulations and changes in tax laws that may impact our tax liability and effective tax rates;
•our cash repatriation strategy regarding earnings of non-United States (US) subsidiaries and the resulting tax impacts;
•the outcomes of legal proceedings, including the impact they may have on our business and intellectual property rights; and,
•the value of goodwill and other intangible assets, and potential write-downs or impairment charges.

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2022	March 31, 2022
ASSETS		(AUDITED)
Cash and cash equivalents	$419,259	$843,527
Trade accounts receivable, net of allowances ($37,234 and $30,591 as of September 30, 2022, and March 31, 2022, respectively)	434,674	302,688
Inventories	925,043	506,796
Prepaid expenses	36,151	25,610
Other current assets	73,781	55,264
Income tax receivable	24,377	18,243
Total current assets	1,913,285	1,752,128
Property and equipment, net of accumulated depreciation ($298,831 and $282,571 as of September 30, 2022, and March 31, 2022, respectively) (Note 11)	221,308	222,449
Operating lease assets	164,794	182,459
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($78,760 and $79,061 as of September 30, 2022, and March 31, 2022, respectively)	38,552	39,688
Deferred tax assets, net	60,410	64,217
Other assets	54,010	57,319
Total assets	$2,466,349	$2,332,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$482,928	$327,487
Accrued payroll	37,032	67,553
Operating lease liabilities	46,886	50,098
Other accrued expenses	87,624	81,400
Income tax payable	39,340	12,426
Value added tax payable	34,814	2,720
Total current liabilities	728,624	541,684
Long-term operating lease liabilities	150,259	171,972
Income tax liability	45,801	54,259
Other long-term liabilities	25,826	25,510
Total long-term liabilities	221,886	251,741
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,481 and 26,982 as of September 30, 2022, and March 31, 2022, respectively)	265	270
Additional paid-in capital	219,113	210,825
Retained earnings	1,348,823	1,352,685
Accumulated other comprehensive loss (Note 8)	(52,362)	(24,955)
Total stockholders' equity	1,515,839	1,538,825
Total liabilities and stockholders' equity	$2,466,349	$2,332,250

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales (Note 2, Note 10, and Note 11)	$875,614	$721,902	$1,490,075	$1,226,580
Cost of sales	453,693	354,814	773,402	598,989
Gross profit	421,921	367,088	716,673	627,591
Selling, general, and administrative expenses	294,090	238,907	532,501	437,578
Income from operations (Note 10)	127,831	128,181	184,172	190,013
Interest income	(1,884)	(460)	(3,098)	(942)
Interest expense	1,038	913	2,090	1,809
Other (income) expense, net	(241)	48	(740)	(185)
Total other (income) expense, net	(1,087)	501	(1,748)	682
Income before income taxes	128,918	127,680	185,920	189,331
Income tax expense (Note 4)	27,394	25,617	39,547	39,144
Net income	101,524	102,063	146,373	150,187
Other comprehensive (loss) income, net of tax
Unrealized gain on cash flow hedges	1,088	1,033	1,846	2,491
Foreign currency translation loss	(13,529)	(2,537)	(29,253)	(644)
Total other comprehensive (loss) income, net of tax	(12,441)	(1,504)	(27,407)	1,847
Comprehensive income	$89,083	$100,559	$118,966	$152,034
Net income per share
Basic	$3.83	$3.69	$5.49	$5.42
Diluted	$3.80	$3.66	$5.46	$5.37
Weighted-average common shares outstanding (Note 9)
Basic	26,517	27,651	26,646	27,731
Diluted	26,682	27,896	26,815	27,978

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 8)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	266	214,517	1,297,545	(39,921)	1,472,407
Stock-based compensation	1	—	6,779	—	—	6,779
Shares issued upon vesting	27	—	1,046	—	—	1,046
Exercise of stock options	27	—	1,830	—	—	1,830
Shares withheld for taxes	—	—	(5,059)	—	—	(5,059)
Repurchases of common stock (Note 8)	(173)	(1)	—	(50,246)	—	(50,247)
Net income	—	—	—	101,524	—	101,524
Total other comprehensive loss	—	—	—	—	(12,441)	(12,441)
Balance, September 30, 2022	26,481	$265	$219,113	$1,348,823	$(52,362)	$1,515,839

	Six Months Ended September 30, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock (Note 8)	(249)	(2)	—	(82,164)	—	(82,166)
Net Income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	277	208,763	1,223,339	(13,392)	1,418,987
Stock-based compensation	1	—	6,288	—	—	6,288
Shares issued upon vesting	36	—	914	—	—	914
Shares withheld for taxes	—	—	(9,195)	—	—	(9,195)
Repurchases of common stock (Note 8)	(133)	(1)	—	(53,806)	—	(53,807)
Net income	—	—	—	102,063	—	102,063
Total other comprehensive loss	—	—	—	—	(1,504)	(1,504)
Balance, September 30, 2021	27,567	$276	$206,770	$1,271,596	$(14,896)	$1,463,746

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$146,373	$150,187
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	23,018	19,931
Amortization on cloud computing arrangements	1,001	767
Bad debt expense (benefit)	4,444	(10)
Deferred tax expense (benefit)	788	(3,239)
Stock-based compensation	10,550	11,792
Loss on disposal of long-lived assets	24	23
Impairment of operating lease and other long-lived assets	1,068	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(136,430)	(154,633)
Inventories	(418,247)	(358,028)
Prepaid expenses and other current assets	(22,791)	(10,942)
Income tax receivable	(6,134)	(7,505)
Net operating lease assets and lease liabilities	(4,057)	5,947
Other assets	2,308	(28,387)
Trade accounts payable	157,155	256,028
Other accrued expenses	(14,688)	(37,673)
Income tax payable	26,915	(19,729)
Other long-term liabilities	(8,143)	2,797
Net cash used in operating activities	(236,846)	(172,674)
INVESTING ACTIVITIES
Purchases of property and equipment	(24,254)	(26,719)
Net cash used in investing activities	(24,254)	(26,719)
FINANCING ACTIVITIES
Proceeds from issuance of stock	1,046	914
Proceeds from exercise of stock options	1,830	69
Repurchases of common stock	(150,240)	(135,973)
Cash paid for shares withheld for taxes	(5,102)	(9,280)
Net cash used in financing activities	(152,466)	(144,270)
Effect of foreign currency exchange rates on cash and cash equivalents	(10,702)	513
Net change in cash and cash equivalents	(424,268)	(343,150)
Cash and cash equivalents at beginning of period	843,527	1,089,361
Cash and cash equivalents at end of period	$419,259	$746,211

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,124 and $71, as of September 30, 2022, and 2021, respectively	$29,242	$74,312
Interest	901	936
Operating leases	17,589	28,470
Non-cash investing activities
Change in accounts payable and other accrued expenses for purchases of property and equipment	(2,516)	5,959
Accrued for asset retirement obligation assets related to leasehold improvements	803	3,505
Leasehold improvements acquired through tenant allowances	—	4,061

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2022 and for the three and six months ended September 30, 2022 and 2021 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2022, is derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on May 27, 2022 (2022 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company's condensed consolidated financial statements may be materially affected.

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
For the Three and Six Months Ended September 30, 2022, and 2021
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

Impairment of Operating Lease and Other Long-Lived Assets. During the six months ended September 30, 2022, the Company recorded impairment charges of $1,068, within its DTC reportable operating segment in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income for retail store related operating lease assets and leasehold improvements (asset group). These impairment charges were due to underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value of the asset group, which is determined based on an estimate of the discounted future cash flows for the asset group. For the six months ended September 30, 2021, the Company recorded no impairment charges on operating lease and other long-lived assets.

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

Not Yet Adopted. The following is a summary of each ASU issued that is applicable to and has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon its adoption:

Standard	Description	Planned Period of Adoption	Expected Impact Upon Adoption
ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASU 2021-01)	London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of calendar year 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022.	Q3 FY 2023	The Company has evaluated the impact of the adoption of this ASU on its revolving credit facilities, lease agreements, and cash flow hedges; however, the Company does not expect that the adoption will have a material impact on its condensed consolidated financial statements.

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
For the Three and Six Months Ended September 30, 2022, and 2021
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

Activity during the six months ended September 30, 2022, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	26,444	(84,336)
Actual returns	(24,378)	82,497
Balance, September 30, 2022	$13,557	$(41,706)

Activity during the six months ended September 30, 2021, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return liability*	11,861	(46,731)
Actual returns	(14,348)	58,532
Balance, September 30, 2021	$8,217	$(25,916)

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

Activity during the six months ended September 30, 2022, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2022	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	9,585
Deferred revenue for loyalty points and certificates issued	(10,106)
Balance, September 30, 2022	$(11,404)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Activity during the six months ended September 30, 2021, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2021	$(12,231)
Redemptions and expirations for loyalty certificates and points recognized in net sales	11,752
Deferred revenue for loyalty points and certificates issued	(10,901)
Balance, September 30, 2021	$(11,380)

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

Activity during the six months ended September 30, 2022, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2022	$(15,804)
Additions of customer cash payments	(31,503)
Revenue recognized	28,589
Balance, September 30, 2022	$(18,718)

Activity during the six months ended September 30, 2021, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2021	$(5,425)
Additions of customer cash payments	(32,007)
Revenue recognized	16,098
Balance, September 30, 2021	$(21,334)

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
For the Three and Six Months Ended September 30, 2022, and 2021
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

	As of	Measured Using
	September 30, 2022	Level 1	Level 2	Level 3
Money-market funds	$241,926	$241,926	$—	$—
Non-qualified deferred compensation asset	7,179	7,179	—	—
Non-qualified deferred compensation liability	(9,716)	(9,716)	—	—
Designated Derivative Contracts asset	2,436	—	2,436	—
Non-Designated Derivative Contracts asset	1,916	—	1,916	—

	As of	Measured Using
	March 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$524,063	$524,063	$—	$—
Non-qualified deferred compensation asset	8,933	8,933	—	—
Non-qualified deferred compensation liability	(9,573)	(9,573)	—	—

The carrying value of money-market funds approximates the fair value as it is considered a highly liquid investment with an original maturity of three months or less when purchased. Money-market funds are recorded in cash and cash equivalents in the condensed consolidated balance sheets.

The Company sponsors an unfunded, non-qualified deferred compensation plan (NQDC Plan) that permits certain members of its management team the opportunity to defer compensation into the NQDC Plan. A rabbi trust was established as a reserve for benefits payable under the NQDC Plan, with the assets invested in Company-owned life insurance policies. Deferred compensation is recognized based on the fair value of the participants' accounts. As of September 30, 2022, the non-qualified deferred compensation asset of $7,179 is recorded in other assets in the condensed consolidated balance sheets. As of September 30, 2022, the non-qualified deferred compensation liability of $9,716 is recorded in the condensed consolidated balance sheets, with $737 in other accrued expenses and $8,979 in other long-term liabilities. As of March 31, 2022, the non-qualified deferred compensation asset of $8,933 is recorded in other assets in the condensed consolidated balance sheets. Further, the non-qualified deferred compensation liability of $9,573 is recorded in the condensed consolidated balance sheets, with $936 in other accrued expenses and $8,637 in other long-term liabilities.

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

The Company's non-financial assets, such as other long-lived assets and definite-lived intangible assets, which include operating lease assets, machinery and equipment, leasehold improvements, and definite-lived trademarks; as well as indefinite-lived intangible assets and goodwill, are not required to be carried at fair value on a recurring basis and are reported at carrying value. Instead, these assets are tested for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable. When determining fair value, Level 3 measurements are used for the estimates and assumptions, including undiscounted future cash flows expected to be generated by the asset groups based upon historical experience, expected market conditions, as well and management's plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$27,394	$25,617	$39,547	$39,144
Effective income tax rate	21.2%	20.1%	21.3%	20.7%

The tax provisions during the three and six months ended September 30, 2022, and 2021 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2023 (current fiscal year), and March 31, 2022, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended September 30, 2022, the net increase in the effective income tax rate, compared to the prior period, was primarily due to changes in jurisdictional mix of worldwide income before income taxes as well as reduced net discrete tax benefits, primarily due to deductions for stock-based compensation.

During the six months ended September 30, 2022, the net increase in the effective income tax rate, compared to the prior period, was primarily due to changes in jurisdictional mix of worldwide income before income taxes, partially offset by increased net discrete tax benefits, primarily due to foreign return to provision adjustments and deductions for stock-based compensation.

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$7,002	$12,930	$13,209	$26,294
Reductions to operating lease assets for reductions to lease liabilities*	(132)	(243)	(408)	(624)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $58,313 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced. These leases are primarily for the following:

•additional space for the Company's US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years, which the Company expects to be operational in the third quarter of its fiscal year ending March 31, 2024 (next fiscal year);

•a new international UGG brand flagship retail store in Munich, Germany with an initial term of five years, which the Company expects to be opened in the first quarter of its next fiscal year; and,

•a new HOKA brand retail store in New York City with an initial lease term of five years, which the Company expects to be opened in the second quarter of its next fiscal year.

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

Note 6. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors. During the six months ended September 30, 2022, no additional awards were granted under the 2015 SIP, with the exception of the RSUs and LTIP PSUs awards summarized below. Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted the following awards under the 2015 SIP during the periods presented, which are recorded in the condensed consolidated statements of comprehensive income:

	Six Months Ended September 30,
	2022		2021
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	47,545	$334.74	37,764	$386.69

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

Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock-based compensation for annual awards, including RSUs and PSUs outstanding as of September 30, 2022, was $22,098.

Long-Term Incentive Plan Awards. During the six months ended September 30, 2022, the Company approved awards under the 2015 SIP for the issuance of PSUs (2023 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2023 LTIP PSUs are subject to vesting based on service conditions over either two or three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ending March 31, 2023, 2024, and 2025 (collectively, the Measurement Periods). The 2023 LTIP PSUs incorporate a relative total stockholder return (TSR) modifier for both the 24-month performance period (commencing April 1, 2022) ending March 31, 2024 and the 36-month performance period (commencing April 1, 2022) ending March 31, 2025 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2023 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2023 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2023 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards of 32,735 2023 LTIP PSUs at the target performance level during the six months ended September 30, 2022. The weighted-average grant date fair value per share of these 2023 LTIP PSUs was $387.44. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the minimum threshold target performance criteria was probable as of September 30, 2022.

Future unrecognized stock-based compensation for the current performance attainment level of all LTIP PSUs outstanding as of September 30, 2022, including the 2023 LTIP PSUs discussed above, the 2022 LTIP PSUs, and the 2021 LTIP PSUs, is $21,556.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
As of September 30, 2022, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$26,713	$31,044	$57,757
Fair value recorded in other current assets	2,436	1,916	4,352

As of September 30, 2022, the Company's outstanding derivative contracts are held by an aggregate of three counterparties, all with various maturity dates within the next six months. As of March 31, 2022, the Company has no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Gain recorded in Other comprehensive income	$1,805	$2,125	$2,805	$4,049
Reclassifications from Accumulated other comprehensive loss into net sales	(369)	(762)	(369)	(762)
Income tax expense in Other comprehensive income	(348)	(330)	(590)	(796)
Total	$1,088	$1,033	$1,846	$2,491

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Gain recorded in SG&A expenses	$1,836	$413	$1,916	$748

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2022, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 8, “Stockholders' Equity,” for further information on the components of AOCL.

Note 8. Stockholders' Equity

Stock Repurchase Program. The Company's Board of Directors has approved various authorizations under the Company's stock repurchase program to repurchase shares of its common stock, including a July 27, 2022 approval to increase its stock repurchase authorization by $1,200,000, (collectively, the stock repurchase program). The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of September 30, 2022, the aggregate remaining approved amount under the stock repurchase program is $1,503,767.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Stock repurchase activity under the Company's stock repurchase program during the six months ended September 30, 2022, was as follows:

Amounts
Total number of shares repurchased*	557,675
Weighted average price paid per share	$269.41
Dollar value of shares repurchased**	$150,240

*All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to September 30, 2022, through October 13, 2022, the Company repurchased 15,002 shares at a weighted average price of $333.21 per share for $4,999 and had $1,498,768 remaining authorized under the stock repurchase program.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	September 30, 2022	March 31, 2022
Unrealized gain on cash flow hedges	$1,846	$—
Cumulative foreign currency translation loss	(54,208)	(24,955)
Total	$(52,362)	$(24,955)

Note 9. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Basic	26,517,000	27,651,000	26,646,000	27,731,000
Dilutive effect of equity awards	165,000	245,000	169,000	247,000
Diluted	26,682,000	27,896,000	26,815,000	27,978,000
Excluded
RSUs and PSUs	45,000	2,000	47,000	10,000
LTIP PSUs	115,000	145,000	115,000	145,000
Deferred Non-Employee Director Equity Awards	2,000	—	2,000	—

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
For the Three and Six Months Ended September 30, 2022, and 2021
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

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales
UGG brand wholesale	$361,305	$348,776	$499,167	$483,832
HOKA brand wholesale	223,035	146,980	454,920	298,127
Teva brand wholesale	19,587	19,211	66,482	62,570
Sanuk brand wholesale	5,060	7,020	15,786	17,402
Other brands wholesale	27,559	23,253	29,552	27,559
Direct-to-Consumer	239,068	176,662	424,168	337,090
Total	$875,614	$721,902	$1,490,075	$1,226,580

Income (loss) from operations
UGG brand wholesale	$112,083	$121,701	$142,748	$157,539
HOKA brand wholesale	63,576	43,294	133,192	89,657
Teva brand wholesale	2,737	4,908	15,230	19,411
Sanuk brand wholesale	350	1,523	2,816	4,927
Other brands wholesale	5,837	8,158	5,368	10,865
Direct-to-Consumer	59,936	38,734	101,156	78,417
Unallocated overhead costs	(116,688)	(90,137)	(216,338)	(170,803)
Total	$127,831	$128,181	$184,172	$190,013

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
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

	September 30, 2022	March 31, 2022
Assets
UGG brand wholesale	$789,998	$382,837
HOKA brand wholesale	410,616	293,025
Teva brand wholesale	65,338	91,140
Sanuk brand wholesale	40,917	40,766
Other brands wholesale	70,671	32,429
Direct-to-Consumer	201,538	191,193
Total assets from reportable operating segments	1,579,078	1,031,390
Unallocated cash and cash equivalents	419,259	843,527
Unallocated deferred tax assets, net	60,410	64,217
Unallocated other corporate assets	407,602	393,116
Total	$2,466,349	$2,332,250

Note 11. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and end consumers in various countries, with net sales concentrations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
International net sales	$257,905	$207,267	$487,851	$375,886
% of net sales	29.5%	28.7%	32.7%	30.6%
Net sales in foreign currencies	$193,130	$158,548	$302,071	$247,981
% of net sales	22.1%	22.0%	20.3%	20.2%
Ten largest global customers as % of net sales	40.1%	35.5%	30.1%	31.6%

For the three and six months ended September 30, 2022, and 2021, no single foreign country comprised 10.0% or more of the Company's total net sales.

For the three months ended September 30, 2022, one single global customer accounted for 10.0% or more of the Company's net sales, compared to no single global customers for the three months ended September 30, 2021. For the six months ended September 30, 2022 and 2021, no single global customer accounted for 10.0% or more of the Company's net sales.

As of September 30, 2022, the Company has two customers that represent 22.2% of trade accounts receivable, net, compared to one customer that represents 11.2% of trade accounts receivable, net, as of March 31, 2022. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2022, and 2021
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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2022	March 31, 2022
United States	$205,877	$208,078
Foreign*	15,431	14,371
Total	$221,308	$222,449

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2022, and March 31, 2022.

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

Financial Highlights

Consolidated financial performance highlights for the six months ended September 30, 2022 (fiscal year to date), compared to the prior period, were as follows:

•Net sales increased 21.5% to $1,490,075.
◦Channel
▪Wholesale channel net sales increased 19.8% to $1,065,907.
▪DTC channel net sales increased 25.8% to $424,168.
◦Geography
▪Domestic net sales increased 17.8% to $1,002,224.
▪International net sales increased 29.8% to $487,851.
•Gross margin decreased 310 basis points to 48.1%.
•Income from operations decreased 3.1% to $184,172.
•Diluted earnings per share increased by $0.09 per share to $5.46 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
Supply Chain

•Similar to other companies in our industry, we continue to experience supply chain delays related to container shortages and port congestion causing the timing of container arrivals to be difficult to predict. However, we are beginning to see improvements in transit lead times, which has led to lower rates of inventory in transit as a percentage of total inventory, compared to the prior period. While container costs have improved fiscal year to date, we continued to incur higher ocean freight rates embedded within inventory sold, compared to the prior period, which is expected to negatively impact our gross margins throughout the second half of the current fiscal year.

•We have reduced the need to airfreight product, compared to the prior period, and expect to no longer use a material amount of airfreight during the second half of our current fiscal year due to active management of product availability in all channels through the earlier procurement of inventory in the country of sale combined with the improvement of in transit lead times.

•With the strength of our brands and our ability to move through promotional inventory during the three months ended September 30, 2022, we have experienced a lower rate of inventory growth, compared to the prior period when inventories were below normal operating levels. However, we expect to see inventory growth outpace sales growth in future periods to support increasing demand for our brands and mitigate the potential effects of future supply chain disruptions.

•We continue to be flexible in adapting to the fluid logistics environment, including implementing additional measures to mitigate the effects of supply chain disruptions. This includes expanding our warehousing, overland transportation and distribution services through our Company-owned warehouses and DCs and global 3PL arrangements, as well as diversifying and increasing the number of our third-party manufacturers. However, we continue to encounter headwinds transitioning to our new European 3PL as that provider refines its system and delivery levels.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our financial results and seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on distribution management, launching innovative product offerings and global marketing campaigns to drive brand awareness, and further expanding the HOKA brand presence through select Company-owned and operated retail stores. Fiscal year to date, we have opened seven HOKA brand retail stores in China and are planning to open additional retail stores in future periods in other regions. Additionally, we plan to open our first US HOKA brand permanent location in New York City during the second quarter of our next fiscal year, with an elevated store design fit for our premier performance brand.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition by building a foundation of diversified and counter-seasonal product acceptance through localized marketing investments. However, we expect to continue to experience mitigating impacts on both net sales and gross margin on UGG brand international growth due to unfavorable foreign currency exchange rates.

•We continue to adopt selective price increases as appropriate by brand and product, which we believe can help mitigate gross margin pressures.

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

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our results of operations, and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information, presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect the impact from seasonality to continue to decrease over time. However, our seasonality has recently been impacted by supply chain challenges and the impact of these challenges on future periods is uncertain.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Results of operations were as follows:

	Three Months Ended September 30,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$875,614	100.0%	$721,902	100.0%	$153,712	21.3%
Cost of sales	453,693	51.8	354,814	49.1	(98,879)	(27.9)
Gross profit	421,921	48.2	367,088	50.9	54,833	14.9
Selling, general, and administrative expenses	294,090	33.6	238,907	33.1	(55,183)	(23.1)
Income from operations	127,831	14.6	128,181	17.8	(350)	(0.3)
Total other (income) expense, net	(1,087)	(0.1)	501	0.1	1,588	317.0
Income before income taxes	128,918	14.7	127,680	17.7	1,238	1.0
Income tax expense	27,394	3.1	25,617	3.6	(1,777)	(6.9)
Net income	101,524	11.6	102,063	14.1	(539)	(0.5)
Total other comprehensive (loss), net of tax	(12,441)	(1.4)	(1,504)	(0.2)	(10,937)	(727.2)
Comprehensive income	$89,083	10.2%	$100,559	13.9%	$(11,476)	(11.4)%
Net income per share
Basic	$3.83		$3.69		$0.14
Diluted	$3.80		$3.66		$0.14

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$617,709	$514,635	$103,074	20.0%
International	257,905	207,267	50,638	24.4
Total	$875,614	$721,902	$153,712	21.3%
Net sales by brand and channel
UGG brand
Wholesale	$361,305	$348,776	$12,529	3.6%
Direct-to-Consumer	115,210	99,639	15,571	15.6
Total	476,515	448,415	28,100	6.3
HOKA brand
Wholesale	223,035	146,980	76,055	51.7
Direct-to-Consumer	109,981	63,443	46,538	73.4
Total	333,016	210,423	122,593	58.3
Teva brand
Wholesale	19,587	19,211	376	2.0
Direct-to-Consumer	10,463	9,610	853	8.9
Total	30,050	28,821	1,229	4.3

	Three Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	5,060	7,020	(1,960)	(27.9)
Direct-to-Consumer	2,468	3,045	(577)	(18.9)
Total	7,528	10,065	(2,537)	(25.2)
Other brands
Wholesale	27,559	23,253	4,306	18.5
Direct-to-Consumer	946	925	21	2.3
Total	28,505	24,178	4,327	17.9
Total	$875,614	$721,902	$153,712	21.3%
Total Wholesale	$636,546	$545,240	$91,306	16.7%
Total Direct-to-Consumer	239,068	176,662	62,406	35.3
Total	$875,614	$721,902	$153,712	21.3%

Total net sales increased primarily due to increased HOKA brand wholesale, DTC channel sales, and UGG brand international wholesale. Further, we experienced an increase of 19.5% in total volume of pairs sold to 14,700 from 12,300, compared to the prior period. On a constant currency basis, net sales increased by 24.8%, compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased globally, resulting primarily from gaining market share with existing customer accounts along with door expansion within select strategic accounts, driven by higher demand across an assortment of franchise road running updates as well as trail and hiking categories.

•DTC net sales increased primarily due to higher global net sales for the HOKA brand, driven by consumer acquisition and retention through higher demand across an assortment of franchise road running updates. Our DTC channel also had higher global net sales for the UGG brand, primarily due to higher demand for our Classics franchise derivatives, as well as hybrid products such as the Tasman style. Comparable DTC net sales for the 13 weeks ended October 2, 2022 increased by 38.2%, compared to the prior period.

•Wholesale net sales of the UGG brand increased due to higher international sales growth, including as a result of our international reset strategies, driven by higher demand for our Classics franchise derivatives, as well as hybrid products and lapping disrupted international shipments in the prior period. These effects were partially offset by domestic sales lapping heightened replenishment shipments for depleted wholesale customer inventories in the prior period, as well as unfavorable impacts from the strengthening of the US dollar on foreign sales.
•International net sales, which are included in the reportable operating segment sales presented above, increased by 24.4% and represented 29.5% and 28.7% of total net sales for the three months ended September 30, 2022 and 2021, respectively. These increases were primarily driven by higher sales for the UGG brand in Europe in the wholesale channel and in Asia in all channels, as well as higher sales for the HOKA brand in Asia in the wholesale channel. These effects were partially offset by unfavorable impacts from the strengthening of the US dollar on foreign sales.

Gross Profit. Gross margin decreased to 48.2% from 50.9%, compared to the prior period, primarily due to a return to more normalized domestic promotional activity for the UGG brand, unfavorable changes in foreign currency exchange rates, and higher ocean freight rates embedded within inventory sold. These unfavorable margin pressures were partially offset by a decrease in airfreight usage, favorable HOKA brand domestic price increases and a favorable brand mix shift with increased HOKA brand penetration, and a favorable channel mix shift to DTC.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•Increased variable advertising and promotion expenses of approximately $16,900, primarily due to higher promotional marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased payroll and related costs of approximately $15,200, primarily due to higher headcount, including for warehouse teams and outside services.

•Increased other variable net selling expenses of approximately $8,400, primarily due to higher materials and supplies costs, sales commissions, credit card fees, warehousing fees, and rent and occupancy expenses.

•Increased net foreign currency-related losses of $7,200, primarily driven by unfavorable changes in Asian and Canadian exchange rates against the US dollar.

•Increased other operating expenses of approximately $5,700, primarily due to higher travel and entertainment expenses, and higher depreciation and IT expenses for our warehouses.

•Increased allowances for trade accounts receivable of approximately $1,800, primarily due to an increase in bad debt expense to account for higher open accounts receivable balances on higher UGG brand wholesale net sales.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$112,083	$121,701	$(9,618)	(7.9)%
HOKA brand wholesale	63,576	43,294	20,282	46.8
Teva brand wholesale	2,737	4,908	(2,171)	(44.2)
Sanuk brand wholesale	350	1,523	(1,173)	(77.0)
Other brands wholesale	5,837	8,158	(2,321)	(28.5)
Direct-to-Consumer	59,936	38,734	21,202	54.7
Unallocated overhead costs	(116,688)	(90,137)	(26,551)	(29.5)
Total	$127,831	$128,181	$(350)	(0.3)%

The decrease in total income from operations, compared to the prior period, was primarily due to lower gross margins and higher SG&A expenses as percentage of net sales, partially offset by higher net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was primarily due to higher domestic net sales for the HOKA brand, as well as lower DTC SG&A expenses as a percentage of net sales, partially offset by lower gross margins.

•The increase in income from operations of HOKA brand wholesale was due to higher net sales, partially offset by higher SG&A expenses as a percentage of net sales, primarily related to advertising and promotion costs.

•The decrease in income from operations of UGG brand wholesale was due to lower gross margins, partially offset by higher international net sales.

•The increase in unallocated overhead costs was primarily due to higher warehousing payroll costs, foreign currency related losses, warehousing fees, travel and entertainment expenses, and depreciation expenses.

Total Other (Income) Expense, Net. Total other income, net, compared to the prior period, increased primarily due to higher interest income on invested cash balances driven by higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2022	2021
Income tax expense	$27,394	$25,617
Effective income tax rate	21.2%	20.1%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to changes in jurisdictional mix of worldwide income before income taxes as well as reduced net discrete tax benefits, primarily due to deductions for stock-based compensation.

Foreign income before income taxes was $28,473 and $37,393 and worldwide income before income taxes was $128,918 and $127,680 during the three months ended September 30, 2022 and 2021, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to lower foreign gross profit as a percentage of foreign net sales compared to domestic gross profit as a percentage of domestic net sales.

Net Income. The decrease in net income, compared to the prior period, was due to lower gross margins on higher net sales, combined with higher SG&A expenses as percentage of net sales. Net income per share increased, compared to the prior period, primarily due to lower weighted-average common shares outstanding driven by further stock repurchases.

Total Other Comprehensive (Loss) Income, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates against the US dollar.

Six Months Ended September 30, 2022, Compared to Six Months Ended September 30, 2021. Results of operations were as follows:

	Six Months Ended September 30,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,490,075	100.0%	$1,226,580	100.0%	$263,495	21.5%
Cost of sales	773,402	51.9	598,989	48.8	(174,413)	(29.1)
Gross profit	716,673	48.1	627,591	51.2	89,082	14.2
Selling, general, and administrative expenses	532,501	35.7	437,578	35.7	(94,923)	(21.7)
Income from operations	184,172	12.4	190,013	15.5	(5,841)	(3.1)
Total other (income) expense, net	(1,748)	(0.1)	682	0.1	2,430	356.3
Income before income taxes	185,920	12.5	189,331	15.4	(3,411)	(1.8)
Income tax expense	39,547	2.7	39,144	3.2	(403)	(1.0)
Net income	146,373	9.8	150,187	12.2	(3,814)	(2.5)
Total other comprehensive (loss) income, net of tax	(27,407)	(1.8)	1,847	0.2	(29,254)	(1,583.9)
Comprehensive income	$118,966	8.0%	$152,034	12.4%	$(33,068)	(21.8)%
Net income per share
Basic	$5.49		$5.42		$0.07
Diluted	$5.46		$5.37		$0.09

Net Sales. Net sales by location, and by brand and channel were as follows:

	Six Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,002,224	$850,694	$151,530	17.8%
International	487,851	375,886	111,965	29.8
Total	$1,490,075	$1,226,580	$263,495	21.5%
Net sales by brand and channel
UGG brand
Wholesale	$499,167	$483,832	$15,335	3.2%
Direct-to-Consumer	185,269	177,625	7,644	4.3
Total	684,436	661,457	22,979	3.5
HOKA brand
Wholesale	454,920	298,127	156,793	52.6
Direct-to-Consumer	208,122	125,409	82,713	66.0
Total	663,042	423,536	239,506	56.5
Teva brand
Wholesale	66,482	62,570	3,912	6.3
Direct-to-Consumer	23,188	24,728	(1,540)	(6.2)
Total	89,670	87,298	2,372	2.7
Sanuk brand
Wholesale	15,786	17,402	(1,616)	(9.3)
Direct-to-Consumer	5,899	7,709	(1,810)	(23.5)
Total	21,685	25,111	(3,426)	(13.6)

	Six Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	29,552	27,559	1,993	7.2
Direct-to-Consumer	1,690	1,619	71	4.4
Total	31,242	29,178	2,064	7.1
Total	$1,490,075	$1,226,580	$263,495	21.5%
Total Wholesale	$1,065,907	$889,490	$176,417	19.8%
Total Direct-to-Consumer	424,168	337,090	87,078	25.8
Total	$1,490,075	$1,226,580	$263,495	21.5%

Total net sales increased primarily due to increased HOKA brand wholesale, DTC channel sales, and UGG brand international wholesale. Further, we experienced an increase of 19.8% in total volume of pairs sold to 26,600 from 22,200 compared to the prior period. On a constant currency basis, net sales increased by 24.2% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased globally, resulting primarily from gaining market share with existing customer accounts along with door expansion with select strategic accounts, driven by higher demand across an assortment of franchise road running updates as well as trail and hiking categories.

•DTC net sales increased primarily due to higher global net sales for the HOKA brand, driven by consumer acquisition and retention through higher demand across an assortment of franchise road running updates. Our DTC channel also had an increase in global sales for the UGG brand, primarily due to higher demand for our Classics franchise derivatives, as well as hybrid products such as the Tasman style. Comparable DTC net sales for the 26 weeks ended October 2, 2022, increased by 27.3%, compared to the prior period.

•Wholesale net sales of the UGG brand increased due to higher international sales growth, including as a result of our international reset strategies, driven by higher demand for our Classics franchise derivatives, as well as hybrid products and lapping disrupted international shipments in the prior period. These effects were partially offset by domestic sales lapping heightened replenishment shipments for depleted wholesale customer inventories in the prior period, as well as unfavorable impacts from the strengthening of the US dollar on foreign sales.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 29.8% and represented 32.7% and 30.6% of total net sales for the six months ended September 30, 2022, and 2021, respectively. These increases were primarily driven by higher sales for the HOKA brand in Europe in the wholesale channel, which includes earlier distributor shipments, and Asia in all channels, as well as an increase in the UGG brand in Europe in the wholesale channel and Asia in all channels. These effects were partially offset by unfavorable impacts from the strengthening of the US dollar on foreign sales.

Gross Profit. Gross margin decreased to 48.1% from 51.2%, compared to the prior period, primarily due to unfavorable product mix shift and a return to more normalized domestic promotional activity for the UGG brand, higher ocean freight rates embedded in the inventory sold, and unfavorable changes in foreign currency exchange rates. These unfavorable margin pressures were partially offset by favorable HOKA brand domestic price increases and a favorable brand mix shift with increased HOKA brand penetration.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $21,900, primarily due to higher headcount, including for warehouse teams, and partially offset by lower performance-based compensation and stock-based compensation.

•Increased other variable net selling expenses of approximately $21,000, primarily due to higher materials and supplies costs, rent and occupancy expenses, warehousing fees, credit card fees, sales commissions, and net insurance costs.

•Increased variable advertising and promotion expenses of approximately $18,800, primarily due to higher promotional marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased net foreign currency-related losses of $16,100, primarily driven by unfavorable changes in Asian and Canadian exchange rates against the US dollar.

•Increased other operating expenses of approximately $11,500, primarily due to higher travel and entertainment expenses, higher depreciation and IT expenses for our warehouses, and sample expenses.

•Increased allowances for trade accounts receivable of approximately $4,500, primarily due to an increase in bad debt expense to account for higher open accounts receivable balances on higher UGG brand and HOKA brand wholesale net sales.

•Increased impairments of operating lease and other long-lived assets of approximately $1,100.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$142,748	$157,539	$(14,791)	(9.4)%
HOKA brand wholesale	133,192	89,657	43,535	48.6
Teva brand wholesale	15,230	19,411	(4,181)	(21.5)
Sanuk brand wholesale	2,816	4,927	(2,111)	(42.8)
Other brands wholesale	5,368	10,865	(5,497)	(50.6)
Direct-to-Consumer	101,156	78,417	22,739	29.0
Unallocated overhead costs	(216,338)	(170,803)	(45,535)	(26.7)
Total	$184,172	$190,013	$(5,841)	(3.1)%

The decrease in total income from operations, compared to the prior period, was primarily due to lower gross margins, partially offset by higher net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins.

•The increase in income from operations of the DTC channel was primarily due to the higher domestic net sales for the HOKA brand, as well as lower DTC SG&A expenses as a percentage of net sales, partially offset by lower gross margins.

•The decrease in income from operations of UGG brand wholesale was due to lower gross margins, partially offset by higher international net sales.

•The increase in unallocated overhead costs was primarily due to higher foreign currency related losses, warehousing payroll costs, warehousing fees, travel and entertainment expenses, and depreciation expenses.

Total Other (Income) Expense, Net. Total other income, net, compared to the prior period, increased primarily due to higher interest income on invested cash balances driven by higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2022	2021
Income tax expense	$39,547	$39,144
Effective income tax rate	21.3%	20.7%

The increase in our effective income tax rate, compared to the prior period, was primarily due to changes in jurisdictional mix of worldwide income before income taxes, partially offset by increased net discrete tax benefits, primarily due to foreign return to provision adjustments and deductions for stock-based compensation.

Foreign income before income taxes was $61,496 and $58,571 and worldwide income before income taxes was $185,920 and $189,331 during the six months ended September 30, 2022, and 2021, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to a lower rate of decline for foreign gross profit as a percentage of worldwide sales compared to domestic gross profit, as well as lower foreign operating expenses as a percentage of worldwide sales.

Net Income. The decrease in net income, compared to the prior period, was primarily due to lower gross margins on higher net sales. Net income per share increased, compared to the prior period, primarily due to lower weighted-average common shares outstanding driven by further stock repurchases.

Total Other Comprehensive (Loss) Income, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian and European foreign currency exchange rates against the US dollar.

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

As of September 30, 2022, our cash and cash equivalents are $419,259. While we are subject to uncertainty surrounding the pandemic and related macroeconomic factors, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months.

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

If there are unexpected material impacts on our business in future periods from the pandemic and we need to raise or conserve additional cash to fund our operations, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. During the six months ended September 30, 2022, and 2021, no cash and cash equivalents were repatriated. As of September 30, 2022, and March 31, 2022, we have $93,860 and $133,053, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Beginning with the tax year ended March 31, 2018, pursuant to the Tax Reform Act, an installment election was made to pay the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings over eight years. The cumulative remaining balance as of September 30, 2022, is $33,761. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries only to the extent they already have been subject to US tax, if such cash is not required to fund ongoing foreign operations.

Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on the impacts of the recent Tax Reform Act.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. On July 27, 2022, our Board of Directors approved an increase of $1,200,000 to our stock repurchase authorization. As of September 30, 2022, the aggregate remaining approved amount under our stock repurchase program is $1,503,767.

Capital Resources

Revolving Credit Facilities. During the six months ended September 30, 2022, we made no borrowings or repayments under our revolving credit facilities. As of September 30, 2022, we have no outstanding balances, outstanding letters of credit of $926, outstanding bank guarantees of $28, and available borrowings of $461,948 for all revolving credit facilities. There were no amendments to the terms and borrowing availability under our revolving credit facilities during the six months ended September 30, 2022.

Refer to Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on our revolving credit facilities.

Debt Covenants. As of September 30, 2022, we are in compliance with all financial covenants under our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended September 30,
	2022	2021	Change
	Amount	Amount	Amount	%
Net cash used in operating activities	$(236,846)	$(172,674)	$(64,172)	(37.2)%
Net cash used in investing activities	(24,254)	(26,719)	2,465	9.2
Net cash used in financing activities	(152,466)	(144,270)	(8,196)	(5.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(10,702)	513	(11,215)	(2,186.2)
Net change in cash and cash equivalents	$(424,268)	$(343,150)	$(81,118)	(23.6)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income after non-cash adjustments and changes in working capital.

The increase in net cash used in operating activities during the six months ended September 30, 2022, compared to the prior period, was primarily due to $71,987 of unfavorable changes in operating assets and liabilities, partially offset by $7,815 of favorable net income after non-cash adjustments resulting from changes in bad debt expense, deferred tax expense, and depreciation, amortization, and accretion. The changes in operating assets and liabilities were due to net unfavorable changes in trade accounts payable, inventories, prepaid expenses and other current assets, net operating lease assets and liabilities, and long-term liabilities, partially offset by net favorable changes in income tax payable, other assets, other accrued expenses, and trade accounts receivable, net.

Significant impacts to working capital compared to the prior period were primarily due to changes in (1) net trade accounts payable due to timing of payments, (2) purchases of inventories to support higher demand for the HOKA brand and to maintain global service levels to mitigate the impacts of supply chain disruptions, and (3) a higher rate of collections for trade accounts receivable, net, on higher net sales, partially offset by higher trade accounts receivable allowances.

Investing Activities. The decrease in net cash used in investing activities during the six months ended September 30, 2022, compared to the prior period, was primarily due to lower capital expenditures for our warehouses and DC's, partially offset by higher capital expenditures for IT infrastructure, system, and other technology costs and refreshes of existing and new retail stores.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2022, compared to the prior period, was primarily due to higher stock repurchases.

Contractual Obligations

As previously disclosed in our 2022 Annual Report as a subsequent event, during the six months ended September 30, 2022, we signed a lease for additional space, which we expect to be operational in the third quarter of our next fiscal year, at our US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years for a minimum commitment of approximately $46,000.

Except as described above, there were no material changes outside the ordinary course of business during the six months ended September 30, 2022 to the contractual obligations and other commitments as of March 31, 2022.

Refer to the section "Contractual Obligations" in Part II, Item 7, within our 2022 Annual Report for further information on our contractual obligations and other commitments.

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

There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in the section "Critical Accounting Policies and Estimates" in Part II, Item 7, within our 2022 Annual Report.

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

We hedge certain foreign currency exchange rate risk from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of September 30, 2022, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $5,300. As of September 30, 2022, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Refer to Note 7, “Derivative Instruments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the alternate business rate, the federal funds effective rate, currency-specific LIBOR and Canadian deposit offered rate for our Primary Credit Facility, the People’s Bank of China market rate for our China Credit Facility, and Tokyo Interbank Offered Rate for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the six months ended September 30, 2022, since we had no outstanding balances under our revolving credit facilities during this period.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2022.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the six months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

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

During the six months ended September 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has approved various stock repurchase authorizations for us to repurchase shares of our common stock, including a July 27, 2022 approval to increase our share repurchase authorization by $1,200,000, (collectively, the stock repurchase program). The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

As of September 30, 2022, no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2022, was as follows:

	Total number of shares repurchased*	Weighted average price paid per share	Dollar value of shares repurchased**	Dollar value of shares remaining for repurchase**
July 1 - July 31, 2022	112,909	$271.17	$30,617	$1,523,397
August 1 - August 31, 2022	20,545	325.26	6,682	1,516,715
September 1 - September 30, 2022	39,808	325.26	12,948	1,503,767

*All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.
** May not calculate on rounded dollars.

Subsequent to September 30, 2022, through October 13, 2022, we repurchased 15,002 shares at a weighted average price of $333.21 per share for $4,999 and had $1,498,768 remaining authorized under our stock repurchase program.

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

Date: November 3, 2022