Form 10-Q
period 2022-12-31
DECKERS OUTDOOR CORP
filed 2023-02-06
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 19, 2023, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 26,359,258.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2022, and 2021

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2022 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

•the impacts of the COVID-19 global pandemic (pandemic) and related developments on our business, financial condition, results of operations and liquidity, including similar impacts on our customers, consumers, suppliers, and business partners;
•the operational challenges faced by our warehouses and distribution centers (DCs), wholesale partners, global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages;
•availability of raw materials and manufacturing capacity, and reliability of overseas production and storage;
•global geopolitical tensions, including the impact of economic sanctions on our transportation and energy costs;
•global economic trends, including foreign currency exchange rate fluctuations, changes in interest rates, inflationary pressures, changes in commodity pricing, and recessionary concerns;
•the expansion of our brands and product offerings;
•changes to the geographic and seasonal mix of our brands and products;
•changes to our product distribution strategies, including product allocation and segmentation strategies;
•trends impacting the purchasing behavior of wholesale partners and consumers;
•changes in consumer preferences impacting our brands and products, and the footwear and fashion industries;
•the impact of seasonality and weather on consumer behavior and the demand for our products;
•our business, operating, investing, capital allocation, marketing, and financing plans and strategies;
•expansion of and investments in our Direct-to-Consumer (DTC) capabilities, including our distribution facilities and e-commerce platforms;
•the impact of climate change, including changes in the regulatory environment and consumer demand;
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
•the outcomes of legal proceedings, including the impact they may have on our business and intellectual property rights; and
•the value of goodwill and other intangible assets, and potential write-downs or impairment charges.

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2022	March 31, 2022
ASSETS		(AUDITED)
Cash and cash equivalents	$1,057,843	$843,527
Trade accounts receivable, net of allowances ($49,295 and $30,591 as of December 31, 2022, and March 31, 2022, respectively)	326,341	302,688
Inventories	723,364	506,796
Prepaid expenses	33,832	25,610
Other current assets	97,838	55,264
Income tax receivable	4,531	18,243
Total current assets	2,243,749	1,752,128
Property and equipment, net of accumulated depreciation ($312,662 and $282,571 as of December 31, 2022, and March 31, 2022, respectively) (Note 12)	242,594	222,449
Operating lease assets	166,525	182,459
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($80,288 and $79,061 as of December 31, 2022, and March 31, 2022, respectively)	38,007	39,688
Deferred tax assets, net	63,318	64,217
Other assets	41,106	57,319
Total assets	$2,809,289	$2,332,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$487,354	$327,487
Accrued payroll	50,120	67,553
Operating lease liabilities	49,298	50,098
Other accrued expenses	131,950	81,400
Income tax payable	76,362	12,426
Value added tax payable	20,222	2,720
Total current liabilities	815,306	541,684
Long-term operating lease liabilities	151,107	171,972
Income tax liability	46,241	54,259
Other long-term liabilities	27,463	25,510
Total long-term liabilities	224,811	251,741
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,358 and 26,982 as of December 31, 2022, and March 31, 2022, respectively)	264	270
Additional paid-in capital	226,320	210,825
Retained earnings	1,582,864	1,352,685
Accumulated other comprehensive loss (Note 9)	(40,276)	(24,955)
Total stockholders' equity	1,769,172	1,538,825
Total liabilities and stockholders' equity	$2,809,289	$2,332,250

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales (Note 2, Note 11, and Note 12)	$1,345,640	$1,187,752	$2,835,715	$2,414,332
Cost of sales	633,111	566,531	1,406,513	1,165,520
Gross profit	712,529	621,221	1,429,202	1,248,812
Selling, general, and administrative expenses	349,869	327,825	882,370	765,403
Income from operations (Note 11)	362,660	293,396	546,832	483,409
Interest income	(3,571)	(369)	(6,669)	(1,311)
Interest expense	1,155	999	3,245	2,808
Other income, net	(228)	(191)	(968)	(376)
Total other (income) expense, net	(2,644)	439	(4,392)	1,121
Income before income taxes	365,304	292,957	551,224	482,288
Income tax expense (Note 4)	86,642	60,014	126,189	99,158
Net income	278,662	232,943	425,035	383,130

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on cash flow hedges	(2,083)	(1,517)	(237)	974
Foreign currency translation gain (loss)	14,169	(2,744)	(15,084)	(3,388)
Total other comprehensive income (loss), net of tax	12,086	(4,261)	(15,321)	(2,414)
Comprehensive income	$290,748	$228,682	$409,714	$380,716
Net income per share
Basic	$10.55	$8.49	$16.00	$13.87
Diluted	$10.48	$8.42	$15.90	$13.73
Weighted-average common shares outstanding (Note 10)
Basic	26,418	27,428	26,570	27,630
Diluted	26,586	27,663	26,740	27,904

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 9)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	266	214,517	1,297,545	(39,921)	1,472,407
Stock-based compensation	1	—	6,779	—	—	6,779
Shares issued upon vesting	27	—	1,046	—	—	1,046
Exercise of stock options	27	—	1,830	—	—	1,830
Shares withheld for taxes	—	—	(5,059)	—	—	(5,059)
Repurchases of common stock (Note 9)	(173)	(1)	—	(50,246)	—	(50,247)
Net income	—	—	—	101,524	—	101,524
Total other comprehensive loss	—	—	—	—	(12,441)	(12,441)
Balance, September 30, 2022	26,481	265	219,113	1,348,823	(52,362)	1,515,839
Stock-based compensation	1	—	7,479	—	—	7,479
Shares issued upon vesting	2	—	—	—	—	—
Exercise of stock options	1	—	40	—	—	40
Shares withheld for taxes	—	—	(312)	—	—	(312)
Repurchases of common stock (Note 9)	(127)	(1)	—	(44,621)	—	(44,622)
Net income	—	—	—	278,662	—	278,662
Total other comprehensive income	—	—	—	—	12,086	12,086
Balance, December 31, 2022	26,358	$264	$226,320	$1,582,864	$(40,276)	$1,769,172

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	1	—	5,469	—	—	5,469
Exercise of stock options	1	—	69	—	—	69
Shares withheld for taxes	—	—	(85)	—	—	(85)
Repurchases of common stock (Note 9)	(249)	(2)	—	(82,164)	—	(82,166)
Net income	—	—	—	48,124	—	48,124
Total other comprehensive income	—	—	—	—	3,351	3,351
Balance, June 30, 2021	27,663	277	208,763	1,223,339	(13,392)	1,418,987
Stock-based compensation	1	—	6,288	—	—	6,288
Shares issued upon vesting	36	—	914	—	—	914
Shares withheld for taxes	—	—	(9,195)	—	—	(9,195)
Repurchases of common stock (Note 9)	(133)	(1)	—	(53,806)	—	(53,807)
Net income	—	—	—	102,063	—	102,063
Total other comprehensive loss	—	—	—	—	(1,504)	(1,504)
Balance, September 30, 2021	27,567	276	206,770	1,271,596	(14,896)	1,463,746
Stock-based compensation	—	—	6,386	—	—	6,386
Shares issued upon vesting	2	—	—	—	—	—
Exercise of stock options	28	—	1,135	—	—	1,135
Shares withheld for taxes	—	—	(4,496)	—	—	(4,496)
Repurchases of common stock (Note 9)	(354)	(4)	—	(130,707)	—	(130,711)
Net income	—	—	—	232,943	—	232,943
Total other comprehensive loss	—	—	—	—	(4,261)	(4,261)
Balance, December 31, 2021	27,243	$272	$209,795	$1,373,832	$(19,157)	$1,564,742

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$425,035	$383,130
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	35,089	31,202
Amortization on cloud computing arrangements	1,572	1,154
Loss on extinguishment of debt	226	—
Bad debt expense (benefit)	3,692	(254)
Deferred tax benefit	(343)	(4,263)
Stock-based compensation	18,130	18,281
Loss on disposal of long-lived assets	18	37
Impairment of operating lease and other long-lived assets	2,085	3,186
Changes in operating assets and liabilities:
Trade accounts receivable, net	(27,345)	(118,568)
Inventories	(216,569)	(272,508)
Prepaid expenses and other current assets	(47,782)	(33,936)
Income tax receivable	13,712	(7,743)
Net operating lease assets and lease liabilities	(6,339)	2,643
Other assets	14,641	(27,331)
Trade accounts payable	161,512	246,964
Other accrued expenses	42,681	10,782
Income tax payable	63,936	(10,151)
Other long-term liabilities	(6,068)	4,745
Net cash provided by operating activities	477,883	227,370
INVESTING ACTIVITIES
Purchases of property and equipment	(56,059)	(41,315)
Proceeds from sales of property and equipment	6	—
Net cash used in investing activities	(56,053)	(41,315)
FINANCING ACTIVITIES
Loan origination costs on revolving credit facilities	(1,537)	—
Proceeds from issuance of stock	1,046	914
Proceeds from exercise of stock options	1,870	1,204
Repurchases of common stock	(194,862)	(266,684)
Cash paid for shares withheld for taxes	(5,414)	(13,776)
Net cash used in financing activities	(198,897)	(278,342)
Effect of foreign currency exchange rates on cash and cash equivalents	(8,617)	1,187
Net change in cash and cash equivalents	214,316	(91,100)
Cash and cash equivalents at beginning of period	843,527	1,089,361
Cash and cash equivalents at end of period	$1,057,843	$998,261

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,286 and $77, as of December 31, 2022, and 2021, respectively	$59,418	$124,651
Interest	1,415	1,399
Operating leases	45,244	43,257
Non-cash investing activities
Change in accounts payable and other accrued expenses for purchases of property and equipment	(2,696)	240
Accrued for asset retirement obligation assets related to leasehold improvements	1,051	3,702
Leasehold improvements acquired through tenant allowances	—	4,061

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2022, and for the three and nine months ended December 31, 2022, and 2021 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2022, is derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (prior fiscal year), which was filed with the SEC on May 27, 2022 (2022 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that it believes to be reasonable. In addition, the Company has considered the potential impact of the pandemic, as well as certain macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, inflationary pressures, changes in commodity pricing, and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company's condensed consolidated financial statements may be materially affected.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
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

Reportable Operating Segments. The Company's six reportable operating segments include the worldwide wholesale operations for each of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, the Company's reportable operating segments). Refer to Note 11, "Reportable Operating Segments," for further information on the Company's reportable operating segments.

Impairment of Operating Lease and Other Long-Lived Assets. During the three and nine months ended December 31, 2022, the Company recorded impairment charges of $1,017 and $2,085, within its DTC reportable operating segment in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income for retail store related operating lease and other long-lived assets (asset group). These impairment charges were due to the underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value of the asset group, which is determined based on an estimate of the discounted future cash flows for the asset group. For the three and nine months ended December 31, 2021, the Company recorded impairment charges of $3,186 on the asset group within its DTC reportable operating segment in SG&A expenses in the condensed consolidated statements of comprehensive income.

Recent Accounting Pronouncements. Set forth below are the Financial Accounting Standards Board's recently issued Accounting Standard Updates (ASU) that have and have not yet been adopted by the Company for its annual and interim reporting periods.

Recently Adopted. The following is a summary of an ASU recently adopted during January 2023 and its impact on the Company:

Standard	Description	Impact Upon Adoption
ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (as amended by ASUs 2021-01 and 2022-06)
London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of calendar year 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons.

This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Guidance is limited for adoption through December 31, 2022; however, this was deferred to December 31, 2024, to provide relief and allow flexibility until the cessation of USD LIBOR.

While the sunset date was deferred with a recent amendment to this ASU, the Company elected to adopt this ASU as of January 1, 2023.

The Company has evaluated the impact of the adoption of this ASU on its revolving credit facilities, lease agreements, cash flow hedges and other relevant agreements; however, the adoption did not have a material impact on its condensed consolidated financial statements.

During December 2022, the Company entered into a new credit agreement with Secured Overnight Financing Rate (SOFR) interest terms and the previous credit agreement with LIBOR interest terms was terminated. Refer to Note 5, "Revolving Credit Facilities," for further information on the Company's Revolving Credit Facilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Not Yet Adopted. The following is a summary of an ASU that has been issued and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon adoption:

Standard	Description	Planned Period of Adoption	Expected Impact Upon Adoption
ASU 2022-04 - Supplier Finance Program (SFP)
The ASU requires that a buyer in an SFP disclose qualitative and quantitative information about its program, including the nature and potential magnitude. Interim and annual requirements include disclosure of outstanding amounts under the SFP. Annual requirements include an activity roll forward of outstanding amounts under the SFP.

This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, on a retrospective basis, except for the disclosure of roll forward information.
Q1 FY 2024 and Q1 FY 2025
The Company is currently evaluating this ASU and its implications on the presentation of and disclosure in the condensed consolidated financial statements. The Company currently has an SFP program with a third-party financial institution that allows certain participating suppliers to finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution.

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

Sales Return Asset and Liability. Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, the Company accepts returns for damaged or defective products for up to one year. The Company also has a policy whereby returns are generally accepted from customers and end consumers between 30 to 90 days from the point of sale for cash or credit. The amounts of these reserves are determined based on several factors, including actual and any recent events that could result in a change to historical return rates. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund liability are recorded against gross sales and changes to the refund asset for the right to recover the inventory are recorded against cost of sales in the condensed consolidated statements of comprehensive income. The refund liability is recorded in other accrued expenses and the related asset for the right to recover the inventory is recorded in other current assets in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Activity during the nine months ended December 31, 2022, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	55,080	(182,914)
Actual returns	(41,202)	146,695
Balance, December 31, 2022	$25,369	$(76,086)

Activity during the nine months ended December 31, 2021, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return liability*	29,603	(122,153)
Actual returns	(26,774)	111,851
Balance, December 31, 2021	$13,533	$(48,019)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets, and include loyalty programs and other deferred revenue.

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

Activity during the nine months ended December 31, 2022, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2022	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	32,096
Deferred revenue for loyalty points and certificates issued	(41,354)
Balance, December 31, 2022	$(20,141)

Activity during the nine months ended December 31, 2021, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2021	$(12,231)
Redemptions and expirations for loyalty certificates and points recognized in net sales	38,034
Deferred revenue for loyalty points and certificates issued	(42,834)
Balance, December 31, 2021	$(17,031)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
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

Activity during the nine months ended December 31, 2022, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2022	$(15,804)
Additions of customer cash payments	(41,782)
Revenue recognized	46,138
Balance, December 31, 2022	$(11,448)

Activity during the nine months ended December 31, 2021, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2021	$(5,425)
Additions of customer cash payments	(36,507)
Revenue recognized	28,341
Balance, December 31, 2021	$(13,591)

Refer to Note 11, "Reportable Operating Segments," for further information on the Company's disaggregation of revenue by reportable operating segment.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	December 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$761,356	$761,356	$—	$—
Non-qualified deferred compensation asset	8,196	8,196	—	—
Non-qualified deferred compensation liability	(10,543)	(10,543)	—	—
Designated Derivative Contracts asset	185	—	185	—
Designated Derivative Contracts liability	(498)	—	(498)	—

	As of	Measured Using
	March 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$524,063	$524,063	$—	$—
Non-qualified deferred compensation asset	8,933	8,933	—	—
Non-qualified deferred compensation liability	(9,573)	(9,573)	—	—

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

As of December 31, 2022, the non-qualified deferred compensation asset of $8,196 is recorded in other assets in the condensed consolidated balance sheets. As of December 31, 2022, the non-qualified deferred compensation liability of $10,543 is recorded in the condensed consolidated balance sheets, with $602 in other accrued expenses and $9,941 in other long-term liabilities. As of March 31, 2022, the non-qualified deferred compensation asset of $8,933 is recorded in other assets in the condensed consolidated balance sheets. Further, the non-qualified deferred compensation liability of $9,573 is recorded in the condensed consolidated balance sheets, with $936 in other accrued expenses and $8,637 in other long-term liabilities.

The fair value of foreign currency forward or option contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2). The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 8, "Derivative Instruments," for further information, including definitions of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Income tax expense	$86,642	$60,014	$126,189	$99,158
Effective income tax rate	23.7%	20.5%	22.9%	20.6%

The tax provisions during the three and nine months ended December 31, 2022, and 2021 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2023 (current fiscal year), and March 31, 2022, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended December 31, 2022, the net increase in the effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation and return to provision adjustments, partially offset by reserves for uncertain tax positions.

During the nine months ended December 31, 2022, the net increase in the effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation and reserves for uncertain tax positions, partially offset by return to provision adjustments.

Note 5. Revolving Credit Facilities

Primary Credit Facility. In December 2022, the Company refinanced in full and terminated its prior credit agreement originally entered into in September 2018 (Prior Credit Agreement). There were no outstanding borrowings during the nine months ended December 31, 2022, nor at the time of termination, and no penalties paid as a result of the termination. However, the Company has outstanding letters of credit of $940 under the Prior Credit Agreement as of December 31, 2022, which are expected to be transferred to the Credit Agreement (as defined below) during the remainder of the Company's current fiscal year.

The refinanced revolving credit facility agreement is with Citibank, N.A. (Citibank) as administrative agent, Comerica Bank, as sole syndication agent, and the lenders party thereto (Credit Agreement). The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on December 19, 2027, subject to extension on early termination as described in the Credit Agreement.

In addition to allowing borrowings in US dollars, the Primary Credit Facility provides a $175,000 sublimit for borrowings in Euros, Sterling, Canadian dollars and any other foreign currency that is subsequently approved by Citibank, each lender and each bank issuing letters of credit. Subject to customary conditions, the Company has the option to increase the maximum principal amount available up to an additional $300,000, resulting in a maximum available principal amount of $700,000. However, none of the lenders has committed at this time to provide any such increase in the commitments.

The obligations of the Company and each other borrower under the Primary Credit Facility are guaranteed by the Company’s existing and future wholly owned domestic subsidiaries that meet certain materiality thresholds, subject to limited exceptions. All obligations under the Primary Credit Facility and the foregoing guaranty are unsecured, and amounts borrowed may be prepaid at any time without a premium or penalty, subject to limited exceptions.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Certain of the Company's foreign subsidiaries may also borrow under the Primary Credit Facility, which permits the Company, subject to customary conditions, to designate one or more additional subsidiaries organized in foreign jurisdictions to borrow. The Company is liable for the obligations of each foreign borrower, but the obligations of the foreign borrowers are several (not joint) in nature.

Interest Rate Terms. At the Company’s election, revolving loans issued under the Primary Credit Facility will bear interest at the adjusted term SOFR, the adjusted Euro InterBank Offered Rate (EURIBOR), the Sterling Overnight Index Average (SONIA), the Canadian Dollar Offered Rate (CDOR), or the adjusted Alternate Base Rate (ABR), in each case plus the applicable interest rate margin.

Interest for borrowings in US dollars will be variable and will fluctuate between SOFR, plus 1.00% and 0.10% based on the Company's total net leverage ratio per annum, and ABR, plus 0% per annum. The applicable interest rate margin is based on a pricing grid based on the Company’s total net leverage ratio and ranges from 1.00% per annum to 1.625% per annum in the case of loans based on the SOFR, EURIBOR, SONIA, or CDOR, and from 0.00% to 0.625% per annum in the case of loans based on ABR.

As of December 31, 2022, the effective interest rates for SOFR and ABR, with relevant spreads for SOFR and ABR borrowings made during this quarterly period, are 5.16% and 7.50%, respectively.

Commitment Fees. The Company is required to pay fees of 0.125% to 0.20% per annum on the daily unused amount of the Primary Credit Facility, with the exact commitment fee based on the Company’s total net leverage ratio.

Borrowing Activity. During the three months ended December 31, 2022, the Company made no borrowings or repayments under the Primary Credit Facility. As of December 31, 2022, the Company has no outstanding balance, no outstanding letters of credit, and available borrowings of $400,000 under the Primary Credit Facility, with the exception of letters of credit outstanding under the Prior Credit Agreement, discussed above.

Deferred Financing Costs. The Company paid certain commitment, arrangement and other fees to certain parties to the Credit Agreement, and reimbursed certain of the parties’ expenses, which totaled $1,537, with $313 recorded in other current assets and $1,224 recorded in other assets in the condensed consolidated balance sheets. These costs will be amortized on a straight-line basis over the term of the Credit Agreement. Deferred financing costs associated with the Prior Credit Agreement had a remaining unamortized balance previously recorded in other current assets in the condensed consolidated balance sheets of $226, and, on the date of refinancing the Primary Credit Facility, were written off to interest expense during the three months ended December 31, 2022.

China Credit Facility. In October 2021, Deckers (Beijing) Trading Co., LTD., a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $43,483, with an overdraft facility sublimit of CNY100,000, or $14,494. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of December 31, 2022, the effective interest rate is 3.95%.

During the nine months ended December 31, 2022, the Company made no borrowings or repayments under the China Credit Facility. As of December 31, 2022, the Company has no outstanding balance, outstanding bank guarantees of $29, and available borrowings of $43,454 under the China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Japan Credit Facility. In March 2016, Deckers Japan, G.K. (Deckers Japan), a wholly owned subsidiary of the Company, entered into a credit agreement in Japan (as amended, the Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY3,000,000, or $22,876, for a maximum term of six months for each draw on the facility. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. As of December 31, 2022, the effective interest rate is 0.47%.

The Japan Credit Facility expires on January 31, 2023, and the Company plans to cancel the parent guarantee. If borrowing needs arise, Deckers Japan is able to borrow from one or more of the Company's subsidiaries through intercompany loans as permitted under the Primary Credit Facility.

During the nine months ended December 31, 2022, the Company made no borrowings or repayments under the Japan Credit Facility. As of December 31, 2022, the Company has no outstanding balance and available borrowings of $22,876 under the Japan Credit Facility.

Debt Covenants. Under the Credit Agreement, the Company is subject to usual and customary representations and warranties, and contains usual and customary affirmative and negative covenants, which include limitations on liens, additional indebtedness, investments, restricted payments, indemnification provisions in favor of the lenders and transactions with affiliates. The financial covenant requires the total net leverage ratio must not be greater than 3.75 to 1.00).

Under the Credit Agreement, the Company is subject to other customary limitations, as well as usual and customary events of default, which include non-payment of principal, interest, fees and other amounts; breach of a representation or warranty; non-performance of covenants and obligations; default on other material debt; bankruptcy or insolvency; material judgments; incurrence of certain material Employee Retirement Income Security Act of 1974 (ERISA) liabilities; and a change of control of the Company.

As of December 31, 2022, the Company is in compliance with all financial covenants under the Primary Credit Facility, China Credit Facility, and Japan Credit Facility.

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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$12,849	$8,859	$26,058	$35,153
Reductions to operating lease assets for reductions to lease liabilities*	(1,241)	(4,669)	(1,649)	(5,293)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $52,443 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced. These leases are primarily for the following:

•additional space for the Company's US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years, which the Company expects to be operational in the second quarter of its next fiscal year ending March 31, 2024 (next fiscal year);

•a new international UGG brand flagship retail store in Munich, Germany with an initial term of five years, which the Company expects to be opened in the first quarter of its next fiscal year; and,

•a new HOKA brand retail store in Nagoya, Japan with an initial lease term of six years, which the Company expects to be opened in the second quarter of its next fiscal year.

Purchase Obligations. The Company has been subject to the following adjustments to its purchase obligations:

3PL Agreements. Since March 31, 2022, the Company has entered into 3PL agreements relating to international logistics operations that require additional minimum commitments of approximately $86,000, which is expected to be paid over a period of three to five years.

Commodities. During December 2022, the Company received refunds of deposits of $10,000 reflecting the return of funds previously advanced to sheepskin suppliers under certain expired supply agreements. Deposits are initially recorded in other assets in the condensed consolidated balance sheets and are returned from sheepskin suppliers as the Company, its affiliates, third-party manufacturers, factories, and other agents (each or collectively, a Buyer) purchase the remaining minimum commitments corresponding to unused sheepskins on previously expired contracts. As of December 31, 2022, an additional deposit refund due but not yet paid of $6,877 was reclassified from other assets to other current assets in the condensed consolidated balance sheets. As of December 31, 2022, remaining deposits recorded in other assets in the condensed consolidated balance sheets is $16,266.

Except as described above, there were no other material changes outside the ordinary course of business during the nine months ended December 31, 2022, to the contractual obligations and other commitments last disclosed in the Company's 2022 Annual Report and as of March 31, 2022.

Litigation. From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these matters cannot be predicted with certainty, the Company currently believes that the outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on its business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Note 7. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors. During the nine months ended December 31, 2022, no additional awards were granted under the 2015 SIP, with the exception of the RSUs and LTIP PSUs awards summarized below. Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted the following awards under the 2015 SIP during the periods presented, which were recorded in the condensed consolidated statements of comprehensive income:

	Nine Months Ended December 31,
	2022		2021
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	50,923	$337.44	40,062	$386.17

RSUs are subject to time-based vesting criteria and typically vest in equal annual installments over three years following the date of grant. Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock-based compensation for annual awards, including RSUs outstanding, as of December 31, 2022 was $18,720.

Long-Term Incentive Plan Awards. During the nine months ended December 31, 2022, the Company approved awards under the 2015 SIP for the issuance of PSUs (2023 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2023 LTIP PSUs are subject to vesting based on service conditions over either two or three years. The Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ending March 31, 2023, 2024, and 2025 (collectively, the Measurement Periods). The 2023 LTIP PSUs incorporate a relative total stockholder return (TSR) modifier for both the 24-month performance period (commencing April 1, 2022) ending March 31, 2024, and the 36-month performance period (commencing April 1, 2022) ending March 31, 2025 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2023 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2023 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2023 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards of 32,735 2023 LTIP PSUs at the target performance level during the nine months ended December 31, 2022. The weighted-average grant date fair value per share of these 2023 LTIP PSUs was $387.44. Based on the Company's current long-range forecast, the Company determined that the achievement of at least the minimum threshold target performance criteria was probable as of December 31, 2022. Future unrecognized stock-based compensation for the current performance attainment level of all LTIP PSUs outstanding as of December 31, 2022, including the 2023 LTIP PSUs discussed above, the 2022 LTIP PSUs, and the 2021 LTIP PSUs, is $17,813.

Note 8. Derivative Instruments

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
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts is recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in other comprehensive income (OCI) in the condensed consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

As of December 31, 2022, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$33,525	$—	$33,525
Fair value recorded in other current assets	185	—	185
Fair value recorded in other accrued expenses	(498)	—	(498)

As of December 31, 2022, the Company's outstanding derivative contracts are held by an aggregate of one counterparty, with a maturity date within the next three months. As of March 31, 2022, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
(Loss) Gain recorded in Other comprehensive income	$(1,270)	$105	$1,535	$4,154
Reclassifications from Accumulated other comprehensive loss into net sales	(1,479)	(2,107)	(1,848)	(2,869)
Income tax benefit (expense) in Other comprehensive income	666	485	76	(311)
Total	$(2,083)	$(1,517)	$(237)	$974

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
(Loss) Gain recorded in SG&A expenses	$(398)	$(157)	$1,518	$591

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2022, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next three months. Refer to Note 9, "Stockholders' Equity," for further information on the components of AOCL.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Note 9. Stockholders' Equity

Stock Repurchase Program. The Company's Board of Directors has approved various authorizations under the Company's stock repurchase program to repurchase shares of its common stock, including a July 27, 2022 approval to increase its stock repurchase authorization by $1,200,000, (collectively, the stock repurchase program). The stock repurchase program does not oblige the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion. As of December 31, 2022, the aggregate remaining approved amount under the stock repurchase program is $1,459,145.

Stock repurchase activity under the Company's stock repurchase program, was as follows:

	Nine Months Ended December 31,
	2022	2021
Total number of shares repurchased*	685,075	735,976
Weighted average price paid per share	$284.44	$362.36
Dollar value of shares repurchased**	$194,862	$266,684

*All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.
** May not calculate on rounded dollars.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	December 31, 2022	March 31, 2022
Unrealized loss on cash flow hedges	$(237)	$—
Cumulative foreign currency translation loss	(40,039)	(24,955)
Total	$(40,276)	$(24,955)

Note 10. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Basic	26,418,000	27,428,000	26,570,000	27,630,000
Dilutive effect of equity awards	168,000	235,000	170,000	274,000
Diluted	26,586,000	27,663,000	26,740,000	27,904,000
Excluded
RSUs and PSUs	2,000	1,000	17,000	2,000
LTIP PSUs	105,000	90,000	105,000	90,000
Deferred Non-Employee Director Equity Awards	1,000	—	2,000	—
Employee Stock Purchase Plan	1,000	—	—	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
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

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales
UGG brand wholesale	$374,082	$432,093	$873,249	$915,925
HOKA brand wholesale	223,872	122,636	678,792	420,763
Teva brand wholesale	25,180	16,287	91,662	78,857
Sanuk brand wholesale	3,040	3,138	18,826	20,540
Other brands wholesale	20,169	24,247	49,721	51,806
Direct-to-Consumer	699,297	589,351	1,123,465	926,441
Total	$1,345,640	$1,187,752	$2,835,715	$2,414,332

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)

Income (loss) from operations
UGG brand wholesale	$114,372	$126,085	$257,120	$283,624
HOKA brand wholesale	68,658	18,039	201,850	107,696
Teva brand wholesale	3,976	2,188	19,206	21,599
Sanuk brand wholesale	(1,048)	(31)	1,768	4,896
Other brands wholesale	(1,851)	1,139	3,517	12,004
Direct-to-Consumer	292,693	257,517	393,849	335,934
Unallocated overhead costs	(114,140)	(111,541)	(330,478)	(282,344)
Total	$362,660	$293,396	$546,832	$483,409

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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	December 31, 2022	March 31, 2022
Assets
UGG brand wholesale	$435,559	$382,837
HOKA brand wholesale	467,288	293,025
Teva brand wholesale	83,320	91,140
Sanuk brand wholesale	41,224	40,766
Other brands wholesale	45,076	32,429
Direct-to-Consumer	227,883	191,193
Total assets from reportable operating segments	1,300,350	1,031,390
Unallocated cash and cash equivalents	1,057,843	843,527
Unallocated deferred tax assets, net	63,318	64,217
Unallocated other corporate assets	387,778	393,116
Total	$2,809,289	$2,332,250

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2022, and 2021
(dollar amounts in thousands, except share and per share data)
Note 12. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and end consumers in various countries, with net sales concentrations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
International net sales	$438,797	$391,603	$926,648	$767,489
% of net sales	32.6%	33.0%	32.7%	31.8%
Net sales in foreign currencies	$329,911	$332,968	$631,982	$580,949
% of net sales	24.5%	28.0%	22.3%	24.1%
Ten largest global customers as % of net sales	24.6%	26.4%	27.4%	28.8%

For the three and nine months ended December 31, 2022, and 2021, no single foreign country comprised 10.0% or more of the Company's total net sales. For the three and nine months ended December 31, 2022, and 2021, no single global customer accounted for 10.0% or more of the Company's net sales.

As of December 31, 2022, the Company has one customer that represents 16.2% of trade accounts receivable, net, compared to one customer that represents 11.2% of trade accounts receivable, net, as of March 31, 2022. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2022	March 31, 2022
United States	$224,773	$208,078
Foreign*	17,821	14,371
Total	$242,594	$222,449

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2022, and March 31, 2022.

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

Financial Highlights

Consolidated financial performance highlights for the nine months ended December 31, 2022 (fiscal year to date), compared to the prior period, were as follows:

•Net sales increased 17.5% to $2,835,715.
◦Channel
▪Wholesale channel net sales increased 15.1% to $1,712,250.
▪DTC channel net sales increased 21.3% to $1,123,465.
◦Geography
▪Domestic net sales increased 15.9% to $1,909,067.
▪International net sales increased 20.7% to $926,648.
•Gross margin decreased 130 basis points to 50.4%.
•Income from operations increased 13.1% to $546,832.
•Diluted earnings per share increased by $2.17 per share to $15.90 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and the industry in which we operate will continue to be impacted by several important trends and uncertainties, including the following:
Supply Chain

•Similar to other companies in our industry, we continue to monitor pressures in the global supply chain, which has shifted the timing of shipments across our brands compared to the prior period. However, we are beginning to see improvements in transit lead times and related freight costs, compared to the prior period, but these impacts do remain elevated compared to pre-pandemic levels and we expect will continue in the near term.

•While we are actively managing our inventory positions, including investing in supply chain and related tools, our short-term priority remains meeting customer demand and expectations, which may result in inventory levels outpacing sales growth in the near term.

•We continue to be flexible in adapting to the fluid logistics environment by implementing additional measures to mitigate the effects of supply chain disruptions, which has and may continue to result in higher costs. Our efforts include expanding our global warehouses, DCs, and 3PL arrangements, as well as diversifying and increasing the number of our third-party manufacturers.

Brand and Omni-Channel Strategy

•We remain focused on accelerating consumer adoption of the HOKA brand with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our financial results and seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on distribution management, launching innovative product offerings and global marketing campaigns to drive brand awareness, and further expanding the HOKA brand presence through our DTC channel.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition by building brand acceptance through localized marketing investments. However, unfavorable foreign currency exchange rates have partially offset international growth of the UGG brand in the current fiscal year.

•Our long-term growth strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, and prioritizing consumer acquisition and experience to sustain strong demand and market positions for our brands.

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

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information, presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. These non-GAAP financial measures are not intended to represent and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with US GAAP. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control.

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

Results of Operations

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021. Results of operations were as follows:

	Three Months Ended December 31,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,345,640	100.0%	$1,187,752	100.0%	$157,888	13.3%
Cost of sales	633,111	47.0	566,531	47.7	(66,580)	(11.8)
Gross profit	712,529	53.0	621,221	52.3	91,308	14.7
Selling, general, and administrative expenses	349,869	26.0	327,825	27.6	(22,044)	(6.7)
Income from operations	362,660	27.0	293,396	24.7	69,264	23.6
Total other (income) expense, net	(2,644)	(0.1)	439	—	3,083	702.3
Income before income taxes	365,304	27.1	292,957	24.7	72,347	24.7
Income tax expense	86,642	6.4	60,014	5.1	(26,628)	(44.4)
Net income	278,662	20.7	232,943	19.6	45,719	19.6
Total other comprehensive income (loss), net of tax	12,086	0.9	(4,261)	(0.3)	16,347	383.6
Comprehensive income	$290,748	21.6%	$228,682	19.3%	$62,066	27.1%

Net income per share
Basic	$10.55		$8.49		$2.06
Diluted	$10.48		$8.42		$2.06

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$906,843	$796,149	$110,694	13.9%
International	438,797	391,603	47,194	12.1
Total	$1,345,640	$1,187,752	$157,888	13.3%
Net sales by brand and channel
UGG brand
Wholesale	$374,082	$432,093	$(58,011)	(13.4)%
Direct-to-Consumer	556,366	513,814	42,552	8.3
Total	930,448	945,907	(15,459)	(1.6)

	Three Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
HOKA brand
Wholesale	223,872	122,636	101,236	82.5
Direct-to-Consumer	128,264	61,942	66,322	107.1
Total	352,136	184,578	167,558	90.8
Teva brand
Wholesale	25,180	16,287	8,893	54.6
Direct-to-Consumer	5,369	4,308	1,061	24.6
Total	30,549	20,595	9,954	48.3
Sanuk brand
Wholesale	3,040	3,138	(98)	(3.1)
Direct-to-Consumer	2,576	2,926	(350)	(12.0)
Total	5,616	6,064	(448)	(7.4)
Other brands
Wholesale	20,169	24,247	(4,078)	(16.8)
Direct-to-Consumer	6,722	6,361	361	5.7
Total	26,891	30,608	(3,717)	(12.1)
Total	$1,345,640	$1,187,752	$157,888	13.3%
Total Wholesale	$646,343	$598,401	$47,942	8.0%
Total Direct-to-Consumer	699,297	589,351	109,946	18.7
Total	$1,345,640	$1,187,752	$157,888	13.3%

Total net sales increased primarily due to higher HOKA brand wholesale and DTC channel sales for the HOKA and UGG brands, partially offset by lower UGG brand wholesale. Further, we experienced an increase of 19.3% in the total volume of pairs sold to 19,200 from 16,100, compared to the prior period. On a constant currency basis, net sales increased by 17.5%, compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased globally from gaining market share with existing customer accounts along with increasing volume shipped for select incremental door expansion within strategic accounts, driven by higher demand across an assortment of franchise road running updates as well as trail and hiking categories. These results include lapping disrupted shipments in the prior period.

•DTC net sales increased primarily due to higher global net sales for the HOKA and UGG brands, primarily driven by consumer acquisition and retention online through higher demand across an assortment of franchise road running updates as well as trail, hiking, and fitness categories for the HOKA brand, and for our Classics franchise derivatives and multi-use hybrid products for the UGG brand. Comparable DTC net sales for the 13 weeks ended January 1, 2023, increased by 22.1%, compared to the prior period.

•Wholesale net sales of the UGG brand decreased due to lower global net sales, primarily driven by a reduction of domestic shipments to manage existing marketplace inventory levels as well as shifts in timing of international shipments compared to the prior period.

•International net sales, which are included in the reportable operating segment sales presented above, increased by 12.1% and represented 32.6% and 33.0% of total net sales for the three months ended December 31, 2022, and 2021, respectively. These changes were primarily driven by higher net sales for the HOKA brand in all international regions and channels, as well as for the UGG brand in Europe in the DTC channel, partially offset by lower net sales for the UGG brand in Europe in the wholesale channel and Asia in all channels. These results include unfavorable impacts from the strengthening of the US dollar on foreign sales across all channels, primarily for the UGG brand.

Gross Profit. Gross margin increased to 53.0% from 52.3%, compared to the prior period, primarily due to a decrease in freight costs, favorable channel mix shift to DTC, and favorable HOKA brand mix shift, including from domestic price increases implemented in the prior fiscal year. These favorable impacts to gross margin were partially offset by unfavorable changes in foreign currency exchange rates and a return to more normalized promotional and closeout activity for the UGG brand, compared to the prior period.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of:

•Increased payroll and related costs of approximately $18,100, including for outside services, as well as higher performance-based compensation and stock-based compensation.

•Increased other variable net selling expenses of approximately $9,700, primarily due to higher rent and occupancy expenses, materials and supplies costs, and sales commissions, partially offset by lower warehousing fees.

•Increased other operating expenses of approximately $5,200, primarily due to higher IT and travel expenses, partially offset by lower legal expenses.

•Increased advertising and promotion expenses of approximately $2,000, primarily due to higher promotional marketing expenses for the HOKA brand, partially offset by lower advertising and promotion expenses for the UGG brand.

•Decreased net foreign currency-related losses of $10,000, primarily driven by remeasurements with favorable changes in Asian and European exchange rates against the US dollar.

•Decreased impairments of operating lease and other long-lived assets of approximately $2,200.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$114,372	$126,085	$(11,713)	(9.3)%
HOKA brand wholesale	68,658	18,039	50,619	280.6
Teva brand wholesale	3,976	2,188	1,788	81.7
Sanuk brand wholesale	(1,048)	(31)	(1,017)	(3,280.6)
Other brands wholesale	(1,851)	1,139	(2,990)	(262.5)
Direct-to-Consumer	292,693	257,517	35,176	13.7
Unallocated overhead costs	(114,140)	(111,541)	(2,599)	(2.3)
Total	$362,660	$293,396	$69,264	23.6%

The increase in total income from operations, compared to the prior period, was due to higher gross margins on higher net sales, combined with lower SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, combined with lower SG&A expenses for advertising and promotion expenses as a percentage of net sales.

•The increase in income from operations of the DTC channel was due to higher global net sales, primarily for the HOKA and UGG brands, at lower gross margins, as well as lower DTC SG&A expenses for advertising and promotion expenses as a percentage of net sales.

•The decrease in income from operations of UGG brand wholesale was primarily due to lower global net sales, partially offset by higher gross margins.

•The increase in unallocated overhead costs was due to higher payroll costs, including performance-based compensation, partially offset by higher foreign currency remeasurement gains.

Total Other (Income) Expense, Net. Total other (income) expense, net, compared to the prior period, increased, primarily due to higher interest income on invested cash balances driven by higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2022	2021
Income tax expense	$86,642	$60,014
Effective income tax rate	23.7%	20.5%

The net increase in our effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation and return to provision adjustments, partially offset by reserves for uncertain tax positions.

Foreign income before income taxes was $112,102 and $107,072 and worldwide income before income taxes was $365,304 and $292,957 during the three months ended December 31, 2022, and 2021, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to lower foreign gross profit as a percentage of foreign net sales compared to domestic gross profit as a percentage of domestic net sales, partially offset by lower foreign operating expenses as a percentage of worldwide sales.

Net Income. The increase in net income, compared to the prior period, was due to higher gross margins on higher net sales, combined with lower SG&A expenses as a percentage of net sales. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by further stock repurchases.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income (loss), net of tax, compared to the prior period, was due to higher foreign currency translation gains relating to changes to our net asset position for favorable Asian and European foreign currency exchange rates against the US dollar.

Nine Months Ended December 31, 2022, Compared to Nine Months Ended December 31, 2021. Results of operations were as follows:

	Nine Months Ended December 31,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,835,715	100.0%	$2,414,332	100.0%	$421,383	17.5%
Cost of sales	1,406,513	49.6	1,165,520	48.3	(240,993)	(20.7)
Gross profit	1,429,202	50.4	1,248,812	51.7	180,390	14.4
Selling, general, and administrative expenses	882,370	31.1	765,403	31.7	(116,967)	(15.3)
Income from operations	546,832	19.3	483,409	20.0	63,423	13.1
Total other (income) expense, net	(4,392)	(0.1)	1,121	—	5,513	491.8
Income before income taxes	551,224	19.4	482,288	20.0	68,936	14.3
Income tax expense	126,189	4.4	99,158	4.1	(27,031)	(27.3)
Net income	425,035	15.0	383,130	15.9	41,905	10.9
Total other comprehensive loss, net of tax	(15,321)	(0.6)	(2,414)	(0.1)	(12,907)	(534.7)
Comprehensive income	$409,714	14.4%	$380,716	15.8%	$28,998	7.6%

Net income per share
Basic	$16.00		$13.87		$2.13
Diluted	$15.90		$13.73		$2.17

Net Sales. Net sales by location, and by brand and channel were as follows:

	Nine Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,909,067	$1,646,843	$262,224	15.9%
International	926,648	767,489	159,159	20.7
Total	$2,835,715	$2,414,332	$421,383	17.5%
Net sales by brand and channel
UGG brand
Wholesale	$873,249	$915,925	$(42,676)	(4.7)%
Direct-to-Consumer	741,635	691,439	50,196	7.3
Total	1,614,884	1,607,364	7,520	0.5
HOKA brand
Wholesale	678,792	420,763	258,029	61.3
Direct-to-Consumer	336,386	187,351	149,035	79.5
Total	1,015,178	608,114	407,064	66.9
Teva brand
Wholesale	91,662	78,857	12,805	16.2
Direct-to-Consumer	28,557	29,036	(479)	(1.6)
Total	120,219	107,893	12,326	11.4
Sanuk brand
Wholesale	18,826	20,540	(1,714)	(8.3)
Direct-to-Consumer	8,475	10,635	(2,160)	(20.3)
Total	27,301	31,175	(3,874)	(12.4)

	Nine Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	49,721	51,806	(2,085)	(4.0)
Direct-to-Consumer	8,412	7,980	432	5.4
Total	58,133	59,786	(1,653)	(2.8)
Total	$2,835,715	$2,414,332	$421,383	17.5%
Total Wholesale	$1,712,250	$1,487,891	$224,359	15.1%
Total Direct-to-Consumer	1,123,465	926,441	197,024	21.3
Total	$2,835,715	$2,414,332	$421,383	17.5%

Total net sales increased primarily due to higher HOKA brand wholesale and DTC channel sales for the HOKA and UGG brands, as well as higher Teva brand international net sales in the wholesale channel, partially offset by lower UGG brand net sales in the wholesale channel. Further, we experienced an increase of 19.6% in the total volume of pairs sold to 45,800 from 38,300 compared to the prior period. On a constant currency basis, net sales increased by 20.9% compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased globally from gaining market share with existing customer accounts along with increasing volume shipped for select incremental door expansion within strategic accounts, driven by higher demand across an assortment of franchise road running updates, as well as trail and hiking categories. These results include lapping disrupted shipments in the prior period.

•DTC net sales increased primarily due to higher global net sales for the HOKA and UGG brands, primarily driven by consumer acquisition and retention online through higher demand across an assortment of franchise road running updates as well as trail, hiking, and fitness categories for the HOKA brand, and across our Classics franchise derivatives and multi-use hybrid products for the UGG brand. Comparable DTC net sales for the 39 weeks ended January 1, 2023, increased by 24.5%, compared to the prior period.

•Wholesale net sales of the UGG brand decreased due to lower domestic net sales, primarily driven by a reduction of domestic shipments to manage existing marketplace inventory levels, partially offset by higher international sales growth, including as a result of our international reset strategies, driven by higher demand for our Classics franchise derivatives.

•Wholesale net sales of the Teva brand increased due to higher international net sales primarily driven by earlier distributor shipments.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 20.7% and represented 32.7% and 31.8% of total net sales for the nine months ended December 31, 2022, and 2021, respectively. These changes were primarily driven by higher net sales for the HOKA, UGG, Teva brands in all international regions and channels, except for lower net sales in Asia for all channels for the UGG brand. These results include unfavorable impacts from the strengthening of the US dollar on foreign sales, primarily for the UGG and HOKA brands.

Gross Profit. Gross margin decreased to 50.4% from 51.7%, compared to the prior period, primarily due to unfavorable changes in foreign currency exchange rates, higher ocean freight rates embedded in inventory sold, a return to more normalized domestic promotional and closeout activity and an unfavorable product mix shift for the UGG brand. These unfavorable margin pressures were partially offset by a decrease in air freight usage, favorable HOKA brand mix shift including from domestic price increases implemented in the prior fiscal year, and favorable channel mix shift to DTC.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $40,000, including for outside services, partially offset by lower performance-based compensation.

•Increased other variable net selling expenses of approximately $30,700, primarily due to higher materials and supplies costs, rent and occupancy expenses, sales commissions, credit card fees, and warehousing fees.

•Increased variable advertising and promotion expenses of approximately $20,800, primarily due to higher promotional marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing, partially offset by lower advertising and promotion expenses for the UGG brand.

•Increased other operating expenses of approximately $16,700, primarily due to higher travel, IT, depreciation, and sample expenses, partially offset by lower legal expenses and net insurance premiums.

•Increased net foreign currency-related losses of $6,100, primarily driven by remeasurements with unfavorable changes in Asian and Canadian exchange rates against the US dollar.

•Increased allowances for trade accounts receivable of approximately $3,800, primarily due to an increase in bad debt expense to account for higher open accounts receivable balances.

•Decreased impairments of operating lease and other long-lived assets of approximately $1,100.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$257,120	$283,624	$(26,504)	(9.3)%
HOKA brand wholesale	201,850	107,696	94,154	87.4
Teva brand wholesale	19,206	21,599	(2,393)	(11.1)
Sanuk brand wholesale	1,768	4,896	(3,128)	(63.9)
Other brands wholesale	3,517	12,004	(8,487)	(70.7)
Direct-to-Consumer	393,849	335,934	57,915	17.2
Unallocated overhead costs	(330,478)	(282,344)	(48,134)	(17.0)
Total	$546,832	$483,409	$63,423	13.1%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expense as a percentage of net sales, partially offset by lower gross margins.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, combined with lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of the DTC channel was due to the higher global net sales, primarily for the HOKA and UGG brands, at lower gross margins, as well as lower DTC SG&A expenses as a percentage of net sales.

•The decrease in income from operations of UGG brand wholesale was due to lower global net sales at lower gross margins.

•The decrease in income from operations of Other brands wholesale was due to lower net sales at lower gross margins, partially offset by lower SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was due to higher payroll costs, higher other operating expenses, including depreciation, IT, and travel expenses, higher other variable net selling expenses, including materials and supplies costs and warehousing fees, and higher foreign currency-related remeasurement losses.

Total Other (Income) Expense, Net. Total other (income) expense, net, compared to the prior period, increased primarily due to higher interest income on invested cash balances driven by higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2022	2021
Income tax expense	$126,189	$99,158
Effective income tax rate	22.9%	20.6%

The net increase in our effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation and reserves for uncertain tax positions, partially offset by return to provision adjustments.

Foreign income before income taxes was $173,598 and $165,643 and worldwide income before income taxes was $551,224 and $482,288 during the nine months ended December 31, 2022, and 2021, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to lower foreign gross profit as a percentage of foreign net sales compared to domestic gross profit as a percentage of domestic net sales, partially offset by lower foreign operating expenses as a percentage of worldwide sales.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales and lower SG&A expense as a percentage of net sales, partially offset by lower gross margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by further stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was due to higher foreign currency translation losses relating to changes to our net asset position, primarily for unfavorable Asian foreign currency exchange rates against the US dollar.

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

As of December 31, 2022, our cash and cash equivalents are $1,057,843. While we are subject to uncertainty surrounding the pandemic and related macroeconomic factors, we believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months.

Our liquidity may be impacted by additional factors, including our results of operations, the strength of our brands, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, including estimating inventory requirements that require earlier purchasing windows to manage supply chain constraints, our ability to respond to the impacts and disruptions caused by the pandemic, our ability to respond to economic, political, and legislative developments, and various other risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

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

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include clarifications of, future changes to, or interpretations of global tax law and regulations, and our actual earnings for current and future periods. During the nine months ended December 31, 2022, and 2021, no cash and cash equivalents were repatriated. As of December 31, 2022, and March 31, 2022, we have $276,834 and $133,053, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Beginning with the tax year ended March 31, 2018, pursuant to the Tax Reform Act, an installment election was made to pay the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings over eight years. The cumulative remaining balance as of December 31, 2022 is $33,761. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries only to the extent they already have been subject to US tax, if such cash is not required to fund ongoing foreign operations.

Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on the impacts of the recent Tax Reform Act.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. The stock repurchase program does not oblige us to acquire any amount of common stock and may be suspended at any time at our discretion. On July 27, 2022, our Board of Directors approved an increase of $1,200,000 to our stock repurchase authorization. As of December 31, 2022, the aggregate remaining approved amount under our stock repurchase program is $1,459,145.

Capital Resources

Revolving Credit Facilities. We maintain bank credit facilities for working capital and general corporate purposes. In December 2022, we refinanced our Primary Credit Facility, which provides for a five-year, $400,000 unsecured revolving credit facility, contains a $25,000 sublimit for the issuance of letters of credit, and matures on December 19, 2027.

During the nine months ended December 31, 2022, we made no borrowings or repayments under our revolving credit facilities. As of December 31, 2022, we have no outstanding balances and no outstanding letters of credit under the Primary Credit Facility and Japan Credit Facility, outstanding bank guarantees of $29 under the China Credit Facility, and available borrowings of $466,330 for all revolving credit facilities. However, the Company has outstanding letters of credit of $940 under the Prior Credit Agreement as of December 31, 2022.

The Japan Credit Facility expires on January 31, 2023, and we plan to cancel the parent guarantee. If borrowing needs arise, Deckers Japan is able to borrow from one or more of our subsidiaries through intercompany loans as permitted under the Primary Credit Facility.

Debt Covenants. As of December 31, 2022, we are in compliance with all financial covenants under our Primary Credit Facility, China Credit Facility, and Japan Credit Facility.

Refer to Note 5, "Revolving Credit Facilities," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and Note 6, “Revolving Credit Facilities and Mortgage Payable,” of our consolidated financial statements in Part IV of our 2022 Annual Report for further information on our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended December 31,
	2022	2021	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$477,883	$227,370	$250,513	110.2%
Net cash used in investing activities	(56,053)	(41,315)	(14,738)	(35.7)
Net cash used in financing activities	(198,897)	(278,342)	79,445	28.5
Effect of foreign currency exchange rates on cash and cash equivalents	(8,617)	1,187	(9,804)	(825.9)
Net change in cash and cash equivalents	$214,316	$(91,100)	$305,416	335.3%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income after non-cash adjustments and changes in working capital.

The increase in net cash provided by operating activities during the nine months ended December 31, 2022, compared to the prior period, was primarily due to $197,482 of favorable changes in operating assets and liabilities, as well as $53,031 of favorable net income after non-cash adjustments, including from favorable changes in bad debt expense, deferred tax expense, and depreciation, amortization, and accretion. The favorable changes in operating assets and liabilities were primarily due to net favorable changes in trade accounts receivable, net, income tax payable, inventories, other accrued expenses, and income tax receivable, partially offset by net unfavorable changes in trade accounts payable, other assets, prepaid expenses and other current assets, and long-term liabilities.

Significant impacts to working capital compared to the prior period were primarily due to changes in (1) a higher rate of collections for trade accounts receivable, net, on higher net sales, partially offset by higher trade accounts receivable allowances, (2) net trade accounts payable due to timing of payments and lower freight costs, and (3) purchases of inventories to support higher demand for the HOKA brand and to maintain global service levels to mitigate the impacts of supply chain disruptions.

Investing Activities. The increase in net cash used in investing activities during the nine months ended December 31, 2022, compared to the prior period, was primarily due to higher capital expenditures for IT infrastructure, system, and other technology costs, refreshes of existing and new retail stores, for leasehold improvements for our warehouses and DC's.

Financing Activities. The decrease in net cash used in financing activities during the nine months ended December 31, 2022, compared to the prior period, was primarily due to stock repurchases at a lower price per share.

Contractual Obligations

Leases. As previously disclosed in our 2022 Annual Report as a subsequent event, in April 2022 we signed a lease for additional space, which we expect to be operational in the third quarter of our next fiscal year, at our US warehouse and DC in Mooresville, Indiana with an initial lease term of ten years for a minimum commitment of approximately $46,000.

Purchase Obligations. We have been subject to the following adjustments to our purchase obligations:

3PL Agreements. Since March 31, 2022, we entered into 3PL agreements relating to international logistics operations that require additional minimum commitments of approximately $86,000, which is expected to be paid over a period of three to five years.

Commodities. During December 2022, we received refunds of deposits of $10,000 reflecting the return of funds previously advanced to sheepskin suppliers under certain expired supply agreements. Deposits are initially recorded in other assets in the condensed consolidated balance sheets and are returned from sheepskin suppliers as the Buyer purchases the remaining minimum commitments corresponding to unused sheepskins on previously expired contracts. As of December 31, 2022, an additional deposit refund due but not yet paid of $6,877 was reclassified from other assets to other current assets in the condensed consolidated balance sheets. As of December 31, 2022, remaining deposits recorded in other assets in the condensed consolidated balance sheets is $16,266.

Except as described above, there were no other material changes outside the ordinary course of business during the nine months ended December 31, 2022, to the contractual obligations and other commitments last disclosed in our 2022 Annual Report and as of March 31, 2022.

Refer to the section "Contractual Obligations" in Part II, Item 7, within our 2022 Annual Report for further information on our contractual obligations and other commitments.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. The full impact of the ongoing pandemic and related macroeconomic factors on our business and operations, including inflationary pressures, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, and recessionary concerns, is unknown and cannot be reasonably estimated for certain key estimates. However, we made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected. Refer to the section "Use of Estimates" within Note 1, "General," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for a summary of applicable key estimates and assumptions.

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

We hedge certain foreign currency exchange rate risks from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for trading purposes. As of December 31, 2022, a hypothetical 10.0% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to increase or decrease by approximately $3,300. As of December 31, 2022, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Refer to Note 8, "Derivative Instruments," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our use of derivative contracts.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including adjusted ABR, SOFR, EURIBOR, SONIA, and CDOR for our Primary Credit Facility, the PBOC market rate for our China Credit Facility, and TIBOR for our Japan Credit Facility. A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our condensed consolidated statements of comprehensive income during the nine months ended December 31, 2022, since we had no outstanding balances under our revolving credit facilities during this period.

Refer to Note 5, "Revolving Credit Facilities," of our condensed consolidated financial statements in Part I, Item 1 and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Quarterly Report for further information on our revolving credit facilities.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2022.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the nine months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

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

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

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

During the nine months ended December 31, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has approved various stock repurchase authorizations for us to repurchase shares of our common stock, including a July 27, 2022 approval to increase our share repurchase authorization by $1,200,000, (collectively, the stock repurchase program). The stock repurchase program does not oblige us to acquire any amount of common stock and may be suspended at any time at our discretion.

As of December 31, 2022, no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended December 31, 2022, was as follows:

	Total number of shares repurchased*	Weighted average price paid per share	Dollar value of shares repurchased**	Dollar value of shares remaining for repurchase**
October 1 - October 31, 2022	17,370	$334.32	$5,807	$1,497,960
November 1 - November 30, 2022	82,659	347.11	28,692	1,469,268
December 1 - December 31, 2022	27,371	369.83	10,123	1,459,145

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

Date: February 6, 2023