Form 10-K
period 2023-03-31
DECKERS OUTDOOR CORP
filed 2023-05-26
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2023

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
Yes ☐ No ☒

At September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $8,242,483,771, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $312.61. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 11, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 26,159,846.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for our fiscal year ended March 31, 2023 (Annual Report), and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contain forward-looking statements relating to, among other things:

•the operational challenges faced by our warehouses and distribution centers (DCs), wholesale partners, global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages;
•availability of materials and manufacturing capacity, and reliability of overseas production and storage;
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
•the impacts of the COVID-19 global pandemic (pandemic) and other incidence of disease on our business and the businesses of our customers, consumers, suppliers, and business partners;
•the effects of climate change, including changes in the regulatory environment and consumer demand to mitigate these effects, and the resulting impact on our business;
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

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within this Annual Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Annual Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra by UGG® brand (Koolaburra), UGGpure® (UGGpure), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Annual Report are the property of their respective owners. The trademarks and trade names within this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise specifically indicated, all figures included within this Annual Report are expressed in thousands, except for per share or share data. The defined periods for the fiscal years ended March 31, 2023, 2022, and 2021 are stated herein as “year ended” or “years ended.” We also refer to these fiscal years as “fiscal year 2023,” “fiscal year 2022,” and “fiscal year 2021,” respectively.

Item 1. Business

General

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are manufactured by independent manufacturers.

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

HOKA. The HOKA brand is an authentic, premium line of year-round performance footwear and apparel that offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Strong marketing has fueled both domestic and international sales growth for the HOKA brand, which has quickly become a leading brand within our run and outdoor specialty wholesale accounts and is growing within selective key accounts. The HOKA brand’s product line includes running, trail, hiking, fitness, and lifestyle. The HOKA brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

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

We currently distribute products sold in the US through our DCs in Moreno Valley, California, and Mooresville, Indiana, as well as through a 3PL in Pennsylvania. Our DCs feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. We are further expanding our DCs and are in the early stages of building out a third US DC located in Mooresville, Indiana.

Refer to Part I, Item 2, “Properties,” and Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV within this Annual Report for further information on our properties and related minimum lease and other commitments.

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

Reportable Operating Segments and Geographic Areas

Our six reportable operating segments include the five strategic business units responsible for the worldwide operations of the wholesale divisions of our brands (UGG, HOKA, Teva, Sanuk, and Other brands), plus our DTC business (reportable operating segments).

UGG Wholesale. We sell our UGG brand products primarily through fashion lifestyle retailers such as Urban Outfitters, domestic higher-end department stores such as Nordstrom, Dillard’s, and Macy’s, streetwear and sports style partners, such as Footlocker and Journey’s, and online retailers, such as Amazon.com, Zappos.com, and Zalando.com. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach. For example, as the UGG brand continues to amplify its audience with younger consumers, our distribution to these consumers is expanding faster through our lifestyle and sports style partners.

HOKA Wholesale. We sell select HOKA brand footwear primarily through full-service domestic specialty retailers such as Fleet Feet and Road Runner Sports, outdoor retailers, such as REI, select online retailers such as Zappos.com, other strategic partners, such as DICK’s Sporting Goods and Running Warehouse, streetwear and sports style partners, such as Footlocker, and higher-end department stores, such as Nordstrom. We continue to expand our HOKA brand wholesale distribution in international markets, including through strategic partners such as Intersport and Sport 2000 in Europe and Xebio Group and Himaraya in Japan.

Teva Wholesale. We sell our Teva brand footwear primarily through outdoor retailers, such as REI, fashion lifestyle retailers, such as Urban Outfitters, other strategic partners, such as DICK’s Sporting Goods, large national retail chains, such as Famous Footwear and DSW, higher-end department stores such as Nordstrom, and online retailers such as Amazon.com and Zappos.com. We continue to expand our Teva brand wholesale distribution in international markets, including through strategic partners such as United Arrows and ABC Mart in Japan.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic sports style partners, such as Journey’s, higher-end department stores, such as Dillard’s, larger national retail chains, such as DSW, and online retailers such as Amazon.com and Zappos.com.

Other Brands Wholesale. Other brands is primarily made up of the Koolaburra brand. We sell our Koolaburra brand footwear primarily through larger national retail chains, including Kohl’s, DSW, Shoe Carnival, and Famous Footwear, certain higher-end department stores, such as Macy’s, and online retailers such as Amazon.com and Zappos.com.

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

Our retail stores enable us to expose consumers to a more curated selection of products, directly impact our consumers’ experience with our brands, and sell our products at retail prices thereby generating larger gross profit as a percentage of net sales (gross margin). Our Company-owned mono branded retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, as well as new openings of HOKA brand retail stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. We continue to open outlet stores in key markets to further grow our brand presence and appeal to a broader consumer base. We also have several UGG brand flagship stores and a HOKA brand flagship store, which are Company-owned premium mono branded concept stores in key markets designed to showcase the UGG and HOKA brand products.

As of March 31, 2023, we operate our e-commerce business through Company-owned websites and mobile platforms in 57 different countries and have a total of 164 global retail stores (including 18 HOKA brand retail stores), which includes 81 concept stores and 83 outlet stores.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further disclosure and discussion of our DTC business.

Refer to Note 12, "Reportable Operating Segments," of our consolidated financial statements in Part IV within this Annual Report for further information regarding our reportable operating segments. Additionally, refer to Note 13, "Concentration of Business," of our consolidated financial statements in Part IV within this Annual Report for further information about geographic areas and concentration of related business risks.

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

Manufacturing and Supply Chain

We outsource the production of our products to independent manufacturers, which are primarily located in Asia. We generally purchase products from our manufacturers on the basis of individual purchase orders or short-term purchase commitments, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and evolving inventory management requirements. Production by our independent manufacturers is performed in accordance with our detailed product specifications and rigorous quality control and operating compliance standards. We maintain a buying office in Hong Kong, as well as on-site supervisory offices in China and Vietnam, which collectively serve as a strong link to our independent manufacturers. We believe our substantial regional presence enhances our manufacturing processes by providing predictability of material availability and ensuring compliance with laws and regulations, and adherence to quality control standards and final design specifications.

The majority of the materials and components used in the production of our products by these independent manufacturers are purchased from independent suppliers that we designate. At our direction, our manufacturers purchase the majority of the sheepskin used in our products from two tanneries in China, which source their sheepskin primarily from Australia and the United Kingdom (UK). We maintain routine communication with the tanneries to closely monitor the supply of high-quality sheepskin for our projected UGG brand production. To ensure an adequate supply of sheepskin, we forecast our expected usage in advance at a forward price. We also enter into fixed purchasing contracts and other pricing arrangements with certain suppliers of sheepskin, wool (primarily for UGGpure, further discussed below), leather, and sugarcane derived ethylene vinyl acetate (EVA) to manage price volatility. We believe current supplies are sufficient to meet our current and anticipated demand, but we continually monitor our supply chain and investigate options to accommodate our expected growth, as well as unexpected supply chain issues. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

We use a proprietary material, UGGpure, which is almost entirely repurposed wool woven into a durable backing, and UGGplush, which is almost entirely repurposed wool and lyocell woven into a durable backing, in some of our UGG brand products. In an effort to eliminate waste as part of our corporate sustainability efforts, at this time, all of the wool in UGGpure and UGGplush is sheared from the sheepskin we are already using in our products. In addition, we are continuing to drive our strategy of introducing counter-seasonal products through category expansion, including the UGG brand’s spring and summer products, as well as the year-round performance footwear product offering of the HOKA brand, which we believe will further reduce our dependence on sheepskin.

Excluding sheepskin, UGGpure, UGGplush, and sugarcane derived resin or EVA, we believe that substantially all raw materials and components used to manufacture our products, including wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

We require our independent manufacturers and designated suppliers, including our partners and licensees, to adopt our Ethical Supply Chain Supplier Code of Conduct, which specifies that they must comply with all local laws and regulations governing human rights, working conditions, anti-corruption laws, restricted substances, and environmental compliance, including animal welfare and conflict minerals, before we are willing to conduct business with them. Refer to the “Environmental, Social, and Governance” section below for further information.

Inventory Management and Product Returns

We have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw and other materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because our production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of an anticipated purchasing decision by the customer, it is challenging for us to estimate and manage our inventory and working capital requirements.

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

Similar to other companies in our industry, we continue to monitor pressures on the global supply chain, which have shifted the timing of shipments across our brands compared to the fiscal year ended March 31, 2022 (the prior period). However, we have seen improvements in transit lead times and related freight costs, compared to the prior period. Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further information on the impacts on our business of supply chain disruptions and the associated risks. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report under the sections entitled “Trends and Uncertainties Impacting Our Business and Industry,” “Liquidity,” and “Contractual Obligations” for further information on the impact of supply chain disruptions on our results of operations, our working capital and operating requirements, as well as our purchase obligations for product, respectively.

Environmental, Social, and Governance (ESG)

As a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories, our worldwide reach and impact is significant. We believe consumers are increasingly buying brands that deliver quality products while striving for minimal environmental impact by employing sustainable business practices. Our sustainability policies and strategies are informed by our ongoing efforts with multi-stakeholder initiatives, which involve our stockholders, employees, suppliers, and customers, as well as other brands and non-governmental organizations. Through our holistic ESG program, which has been in existence since 2010, we are committed to advancing our sustainable business initiatives. As a result of our efforts, we have been recognized by Investor’s Business Daily as one of the Best ESG Companies, by Sustainalytics as one of the Top-Rated ESG Companies, by Newsweek as one of America’s Most Responsible Companies, and included on the Bloomberg Gender Equality Index during fiscal year 2023.

ESG Oversight. Our Board of Directors, through its Corporate Responsibility, Sustainability & Governance Committee (Corporate Governance Committee), which is comprised of four independent directors. Our Board of Directors oversees our ESG strategy and has ultimate oversight over all sustainability initiatives, strategies, and programs, including economic, social, and environmental risks. The Corporate Governance Committee and Board of Directors regularly receive updates on the status of our ESG program. In addition, the Audit & Risk Management Committee (Audit Committee) of the Board periodically assesses risk management, including climate-related risks and policies to ensure a consistent corporate strategy. The Board of Directors considers whether the ESG program adequately identifies material risks in a timely fashion, implements appropriate responsive risk management strategies, and transmits necessary information with respect to material risks within the organization. Our Chief Administrative Officer (CAO) is responsible for the day-to-day management of our ESG program. The program’s execution is driven by our leadership team and various cross-functional teams including our ethical sourcing, facilities, DCs, brands, innovation, materials, and supply chain teams.

Our ESG program aligns our internal teams with our Sustainable Development Goals (SDGs), detailed below, and establishes policies to encourage our partners and suppliers to employ sustainable business practices. We annually assess risks related to ESG issues as part of our overall enterprise risk management approach. In addition, our internal audit team provides periodic targeted reviews of our ESG-related policies and procedures to the Audit Committee.

ESG Education. During fiscal year 2023, our Corporate Governance Committee, together with our CAO, enrolled in the Diligent ESG and Climate Leadership Certificate Program. Additionally, as set forth in our Corporate Governance Guidelines, our Board of Directors is required to complete annual training on our Code of Ethics. Together, we believe these efforts further evidence our ongoing commitment to sustainable business practices and strong ESG performance.

ESG Performance Metrics. Our pay-for-performance philosophy demands that we offer performance-based compensation that is directly linked to factors that the Talent & Compensation Committee of our Board of Directors believes will lead to the creation of stockholder value. During fiscal year 2023, for our executive leadership team, our annual cash incentive award program included a 10% modifier tied to specific ESG initiatives.

Stakeholder Engagement. We highly value stakeholder input and have consistently demonstrated our commitment to maintaining open and interactive dialogue on ESG matters with our stakeholders, including non-governmental organizations, employees, stockholders, suppliers, industry groups, communities, and governments, to ensure their views are actively considered in executing our ESG program. Our stakeholder outreach program is led by a cross-functional team that includes members of our investor relations, compliance, sustainability, diversity, equity, and inclusion (DEI), and legal teams. Additionally, we actively engage with our employees to obtain valuable feedback and track progress, including through regular employee engagement surveys.

Sustainable Development Goals. Achieving measurable sustainability success is critical to our future economic and business growth, and we work to establish SDGs that we believe are the most relevant to our business, our operations, our stockholders, and the communities in which we operate. We are a member of the United Nations Global Compact (UNGC), the world’s largest voluntary corporate sustainability initiative. This membership requires an annual statement of progress, which is reflected in our Corporate Responsibility and Sustainability Report (Creating Change Report). Our CAO identifies specific SDGs established by the UNGC, which we adopt to guide our ESG strategy.

The following is a brief overview of our SDGs and related achievements during fiscal year 2023:

Environment Indicators

Many of our facilities were designed with sustainability in mind. Our corporate headquarters and our Moreno Valley, California, DC are Leadership in Energy and Environmental Design (LEED)-certified silver and our first Mooresville, Indiana, DC is LEED-certified gold. To further our commitment to monitoring the environmental performance of our supply chain partners, in fiscal year 2023 we began utilizing the HIGG Facility Environmental Module, a sustainability assessment tool used by our factory partners to collect detailed and standardized information about a partner’s waste, water, and energy consumption and identify and prioritize opportunities for sustainability performance improvements.

•Materials. We strive to maximize the amount of environmentally preferred materials (which we define as recycled, renewable, regenerated, and natural materials) in our products. Where possible, we utilize third-party certifications to assess our environmentally preferred materials, such as the Leather Working Group, Forest Stewardship Council, Responsible Wool Standard, and the Global Recycling Standard. During fiscal year 2023, we sourced all of our leather supplies used in our footwear from Leather Working Group-certified tanneries, which promote sustainable and environmentally friendly business practices within the leather industry. We also continue to utilize our third-party, science-based Lifecycle Assessment (LCA) tool to guide our brands toward leveraging preferred materials.

During fiscal year 2023, all wool used in our footwear products was sourced from preferred sources, including Responsible Wool Standard certified or upcycled from certain sheepskin product. We require our supply chain partners to comply with our Ethical Sourcing and Animal Welfare Policy and have amplified our requirements for leathers sourced from South America by implementing detailed traceability standards to address deforestation. In addition, we do not believe in the exploitation or killing of animals solely for the purpose of their fur. Our strict policy requires that we only use hides that are the byproduct of the meat industry and, in fiscal year 2023, we continued our evolution moving away from virgin wool by transitioning from UGGpure in support of UGGplush which utilizes TENCEL™ Lyocell rather than virgin wool.

Additionally, our brands continue to seek more preferred sources (either recycled or sugarcane) of EVA, and, during fiscal year 2023, we saw a significant increase in the use of preferred sources of EVA, largely influenced by the UGG brand’s decision to transition away from petroleum-based ethylene to sugarcane-based ethylene in certain high volume, classic silhouette styles.

•Waste. We aim to sustainably reduce waste generated at our facilities and partner facilities through reduction, recycling, and reuse. Our DCs in Moreno Valley, California, and Mooresville, Indiana, have undertaken efforts to become zero-waste facilities by calendar year 2023. Further, we have taken steps to remove most single-use plastic from our packaging at our corporate headquarters, strive to use minimal plastic in our product packaging, and have eliminated single-use plastic bags from our retail stores. We have also implemented tracking programs with the majority of our manufacturing partners to monitor waste generation and waste diversion methods, and we continue to monitor and engage with our supplier partners through our ongoing LCA outreach efforts.

•Water. We strive to mitigate water scarcity in the countries in which we operate by reducing water consumption and improving water quality throughout our operations. We monitor certain manufacturing and supply chain partners and have set water use reduction targets for each of them. We expect our partners to adhere to the highest standards of water efficiency and discharge.

•Chemistry. We seek to achieve environmentally sound management of chemicals and reduce the discharge of hazardous substances among our key business partners. Since fiscal year 2021, our Restricted Substances team manages and controls over 1,600 restricted substances and continues to explore cleaner chemistries where possible.

•Climate and Clean Energy. We aim to reduce energy consumption and carbon emissions throughout our operations. We set ambitious Scope 1, 2, and 3 carbon reduction targets filed with and approved by the Science-Based Targets initiative, which provides guidance to companies to set targets in line with the latest climate science. We have also engaged a third-party expert, Carbon Trust, to oversee our carbon accounting, and have collaborated with them to establish our carbon reduction targets. We are founders of the Savory Institute's Land to Market program, working to protect and reverse environmental degradation through regenerative farming practices. During fiscal year 2023, we established a long-term grant with Savory Institute to support regenerative farming practices on sheep farms in Australia, influencing over 300,000 acres and 80 farms.

Our brands are committed to sustainable business practices, embrace our sustainability targets, and work to launch sustainable collections. For example, the UGG brand’s Classic Mini Regenerate and Tasman Regenerate are crafted with raw materials from ranches that practice regenerative agriculture, a conservation and rehabilitation approach focused on topsoil regeneration, encouraging wildlife diversity, and supporting carbon capture in the ground. UGG also offers a consumer-facing repair service, UGGrenew, to extend the life of Classic Boots. The HOKA brand continues to focus on integrating more environmentally preferred materials in its footwear and apparel collections. Teva continues to work with TerraCycle® to give well-worn Teva sandals new life as downcycled materials. The Sanuk brand’s Veg Out Collection features 100% plant-based sneakers crafted using plant-based and recycled materials.

Social Indicators

•Gender Equality and Quality Education. We are committed to accelerating our DEI efforts to make a meaningful difference for our employees, our customers, and the communities in which we operate. During fiscal year 2023, we once again appeared on the Bloomberg Gender-Equality Index, which helps bring transparency to gender-related practices and policies at publicly-listed companies around the world. In addition to our own corporate DEI efforts, we promote gender equality and quality education at our supply chain partners through our partnership with the Business for Social Responsibility’s HERproject, which positively impacts the well-being of women through workplace-based education and training to promote health, gender equality and financial inclusion. We also partner with Better Work to provide anti-harassment training to key supply chain partners and the International Labour Organization (ILO) training program covering topics such as international labour standards, social protection, social dialogue, innovation, gender equality and diversity, sustainable development, and the future of work. Our current goal is to empower 100,000 women through workplace-based education and training. Since setting our target in fiscal year 2020, we have empowered approximately 87,000 women through our engagement efforts and working with valued third-party programs, including HERproject, Better Work and the ILO. Further, each of our brands has committed to represent Black, Indigenous, and people of color (BIPOC), Lesbian, Gay, Bisexual, Transgender, Queer, Intersex, and Allies (LGBTQIA+), and diverse body types and abilities in their marketing campaigns.

•Human Rights. We are committed to operating responsibly in the communities in which we operate, including encouraging industry leading human rights practices within our supply chain. We have established robust criteria in our Ethical Supply Chain Supplier Code of Conduct (Supplier Code of Conduct), based on ILO standards, which outlines our expectations for our partners on various topics including child labor, forced labor, slavery and human trafficking, harassment, discrimination, health and safety, compensation, working hours, freedom of association, and environment. Topics covered in our Supplier Code of Conduct, health and safety ratings, and environmental performance are included in our performance scorecards for our business partners, which are regularly reviewed by our leadership team. Partners who underperform are placed on corrective action plans and monitored more frequently. We are members of the Transparency Pledge to promote a standard for supply chain disclosure in the garment and footwear industry. We publish a list that includes all of our Tier 1 and Tier 2 supply chain partners and ensure it is regularly updated to include key details like number of employees at each site, location, and types of products made. We are also members of The Social & Labor Convergence Program, a multi-stakeholder initiative whose goal is to increase the effectiveness of factory audits.

Our annual Creating Change Report for the year ended March 31, 2023, which will be published under the “Responsibility” tab of our website located at www.deckers.com, will provide more information regarding our fiscal year 2023 ESG achievements with a focus on the SDGs discussed above. We believe the progress of our corporate responsibility efforts is served by disclosing goals and relevant metrics and, to that end, we have aligned the reporting standards included in our Creating Change Report with the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (commonly referred to as TCFD), Global Reporting Initiative’s (commonly referred to as GRI) Core Standards, and Sustainability Accounting Standards Board’s (commonly referred to as SASB), and now part of the International Finance Reporting Standard (or IFRS) Foundation Consumer Goods Sector Apparel, Accessories and Footwear Index. The content of our website, including our Creating Change Report, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Human Capital - Our People and Our Culture

Employees. As of March 31, 2023, we employ approximately 4,200 employees (an increase of 11.2% compared to the prior period) in North America, Europe, and Asia. This includes approximately 1,500 employees in our retail stores worldwide, which excludes temporary and seasonal employees.

Culture. We strive to positively impact the world by uniting purposeful brands with diverse people driven to succeed and create change. Our key values, which guide our journey onward together to improve our business and create a better world around it, help hold us accountable to deliver on this purpose:

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
Our values define our Company and serve as the driving force behind how we work together and work with customers, consumers, partners, suppliers, and communities. We also have detailed ethics and compliance policies that support our commitment to ethical behavior and legal compliance across our Company. Through our open-door policy and culture, employees are encouraged to approach their managers if they believe violations of standards or policies have occurred and are also able to make confidential and anonymous reports using a 24/7 online or telephone hotline hosted by an independent third-party provider.

At Deckers, we believe our culture makes us unique. We regularly conduct employee surveys to understand our employee’s experiences on a variety of topics focused on employee engagement. Our latest survey completed in February 2023 had a participation rate of 88%. Of those employees who completed the survey, 87% noted they were proud to work for Deckers.

Promoting Diversity, Equity, and Inclusion. We promote DEI and believe that creating a diverse and inclusive workplace is critical to ensuring all of our employees can come as they are and bring their authentic selves to work each day. We believe the inclusion of diverse perspectives, and amplifying voices of underrepresented communities brings a unique set of experiences, opinions, and thoughts on critical issues that help enhance our business and drive better outcomes. To that end, as of March 31, 2023, our Board of Directors is comprised of a total of ten directors, 60% of whom are from underrepresented communities. Further, as of March 31, 2023, over 24% of our director-level and above employees in the US are from BIPOC communities, which represents an increase of over 3% compared to fiscal year 2022 and an overall increase of more than 12% since fiscal year 2020. Further, during fiscal year 2023, 45% of all new hires reporting into the US corporate office and call center were from BIPOC communities. At Deckers, we strive to have gender parity in leadership positions and our Board of Directors. As of March 31, 2023, over 49% of our director-level and above employees are female and 40% of the members of our Board of Directors are female.
.
Our Code of Ethics, on which we train our employees biennially, as well as our annual Creating Change Report, codifies these values and our commitment to DEI. We have a robust collection of programs designed to support creating a more inclusive workplace, as well as policies and practices aimed at increasing diversity. We have implemented a comprehensive, global strategy for DEI, including the following:

•Our brands have committed to having at least 60% of individuals in our marketing campaigns represent the BIPOC and LGBTQIA+ communities and diverse body types and abilities.
•We have created a framework for the creation of Employee Resource Groups (ERGs), which are formed around common interests, backgrounds, or characteristics, including gender, race, ethnicity, and other affinities. We have ten ERGs as of March 31, 2023.
•We have deployed mandatory annual anti-racism and implicit bias training, as well as a suite of additional learning and development resources available to employees, including Inclusive Interviewing and Selection for managers, Disability Awareness & Inclusion, and Applying DEI Practices to Product Lifecycle, among others aimed at increasing employee acumen about DEI-focused topics.
•We have a global mentorship program to help provide our existing talent with networking and engagement opportunities.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. We annually contribute to our local communities through monetary donations, volunteer efforts, and in-kind donations. During fiscal year 2023, we donated over $4,000 to various non-profit organizations around the globe, primarily to organizations focused on DEI initiatives, environmental impact mitigation, and community support. We also continued our ‘Art of Kindness’ events, where employees volunteer during a week-long event in our local communities multiple times during the fiscal year. Our employees volunteered approximately 15,000 hours in fiscal year 2023. Our strategic giving and community-engagement efforts continued to be aligned with our SDGs, including DEI, the environment, uplifting youth, education, and community support. We also encourage our employees to volunteer by compensating each employee for up to 24 hours of volunteer time each calendar year and offer incentives for payments to employees’ charity of choice when achieving 100 hours of volunteer time in a calendar year.

Talent Development and Retention. The ability to attract, develop and retain employees is critical to our long-term success. We focus on our employees’ growth, creating experiences that align with our strategic priorities and promote inclusion, performance, connection, and opportunities for development. For example, we offer a week fully dedicated to employee learning, connection, and development across the globe (Explore Week), a monthly global employee gathering dedicated to peer sharing and learning about different parts of the organization and careers in each space (Biz Breaks), and a global leadership development program for new leaders (Trailblazers). Our leadership team also mentors rising talent on a formal and informal basis, which we believe accelerates the development and engagement of our top performers, increases organizational learning, and improves employee performance and retention. Further, our executive leadership team and Board of Directors commits substantial time to succession planning, evaluating the bench strength of our leadership and supporting their career development while seeking to improve organizational performance. We are proud to offer a wide range of programs intended to support global employee development and retention.

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

Employee Wellness. We strive to be one of the best places to work and recognize our employees are at different stages of life and have specific individual needs. We offer affordable, innovative, comprehensive, and competitive benefits package that range from health insurance, retirement plan, life insurance, disability, accident coverage, paid time off, paid, and unpaid leave including parental leave, mental health benefits, and other voluntary benefits such as health savings accounts or our recently adopted solar and electric car reimbursement program. We also provide resources to support our many employees who work from home as part of our new flexible work model, including equipment and furniture for their home office setup and workshops and tools for leading remote teams.

Employee Health and Safety. The health and safety of our employees is our highest priority. We have comprehensive safety training programs to help ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We prioritize the safety of our facilities and work to ensure they are modern and efficient.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we have seen and expect to continue to see the impact from seasonality decrease over time. However, our seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further discussion of the impacts of seasonality and other factors that may cause our actual results to differ materially from our expectations.

Competition

The industry and markets in which we operate are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Although the industry is fragmented, many of our competitors are larger and have substantially greater resources, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of e-commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel, and accessories industry. In particular, and in part due to the popularity of our UGG brand and HOKA brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our products. We believe our ability to successfully compete depends on numerous factors, including our ability to predict, assess, and respond quickly to changing consumer tastes and preferences, produce appealing products that meet expectations for product quality and technical performance, maintain and enhance the image and strength of our brands, price our products competitively, and weather the impacts of supply chain disruptions, among others. In addition, we believe our key customers face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion of the potential impact of competition on our business and results of operations.

Patents and Trademarks

We utilize trademarks for virtually all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA,” “Koolaburra by UGG,” “UGGpure,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the UK, various countries in the European Union (EU), Japan, and Korea. As of March 31, 2023, we hold 190 designs and inventions with corresponding design or utility patent registrations, plus 62 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.
Government Regulation

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our business, results of operations, financial condition, or competitive position based on information and circumstances known to us at this time.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and information statements (and any amendments or supplements to the foregoing) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.deckers.com. Such documents and information are available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make the following material corporate governance and responsibility documents available through our website: Audit & Risk Management Committee Charter, Talent & Compensation Committee Charter, Corporate Responsibility, Sustainability, & Governance Committee Charter, Code of Ethics, Creating Change Report, Accounting and Finance Code of Ethics, and Corporate Governance Guidelines. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

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

Risks Related to Our Business and Industry

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences, and if we do not accurately anticipate and promptly respond to consumer demand and spending patterns, including by successfully introducing new products, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and fashion tastes, which make it difficult to anticipate demand for our products and forecast our financial results. Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand, and promptly respond to the rapidly changing preferences and fashion tastes, as well as consumer spending patterns, with appealing merchandise. As our brands and product offerings evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. Many of our products, particularly from our UGG brand, include a fashion element and could go out of style at any time. New footwear models that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brands’ image may suffer, our operating performance may decline, and we may not be able to execute our growth plans. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing, and we may set the prices of new styles too high for the market to bear.

Further, the value of our brands is largely based on evolving consumer perceptions, including as a result of shifting ethical, political or social standards, and concerns with respect to factors such as product quality, product design, technical performance, product components or materials, including the sustainability of products or materials, or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. These concerns may be exacerbated by legislation restricting our ability to use certain materials in our products, as well as negative publicity regarding us or our products, brands, marketing campaigns, partners, or celebrity endorsers, which could adversely affect our reputation and sales regardless of the accuracy of such claims. Social media and digital marketing campaigns, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results.

Changes in economic conditions may adversely affect our financial condition and results of operations.

Volatile economic conditions and general changes in the market have affected, and will likely continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG and HOKA brands, are premium retail products. The purchase of these products by consumers is largely discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending, particularly among affluent consumers. Sales of these products may be adversely affected by factors such as worsening economic conditions, consumer confidence in future economic conditions, changes to fuel and other energy costs, labor, and healthcare costs, declines in income or asset values, and increases in consumer debt levels, inflation and interest rates, and unemployment rates. Uncertainty in global economic conditions continues, particularly in light of an anticipated economic downturn, causing unpredictability in consumer discretionary spending trends. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do may limit the amount of their purchases or substitute less costly products for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and profitability, which could have a material adverse effect on our financial condition and results of operations.

We sell a large portion of our products through higher-end specialty and department store retailers, as well as through online marketplaces such as Amazon.com. The businesses of these customers may be affected by factors such as changes in economic conditions, recent failures in the US banking system, reduced consumer demand for premium products, decreases in available credit, and increased competition. If our customers face financial difficulties, it could have an adverse effect on our estimated allowances and reserves, and potentially result in us losing key customers.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse effect on our financial condition and results of operations.

The footwear, apparel, and accessories industry is highly competitive and subject to changing consumer preferences and tastes. Our inability to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse effect on our financial condition and results of operations. Our competitors include both established companies and newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG and HOKA brands, certain competitors have entered the marketplace specifically in response to the success of our brands, and other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers. Further, these competitors may have relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. Our competitors’ greater resources and capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly or with superior technical capabilities, market their products and brands more successfully, identify or influence consumer preferences, increase their market share, withstand the effects of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions generally. With respect to newer entrants into the market, we believe that factors such as access to offshore manufacturing and changes in technology will make it easier and more cost effective for these companies to compete with us.

As a result of the competitive environment in which we operate, we have faced, and expect to continue to face, intense pricing pressure. Efforts by our competitors to dispose of their excess inventories may significantly reduce prices of competitive products, which may put pressure on us to reduce the pricing of our products to compete, or cause consumers to shift their purchasing decisions away from our products entirely. We have also faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. Further, we believe that our key customers face intense competition from their competitors, which could negatively affect the financial stability of their businesses and their ability to conduct business with us.

If we are unsuccessful at managing product manufacturing decisions to offset the inherent seasonality of our business, especially given our evolving product offerings, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse effect on our financial condition and results of operations.

Like other companies in our industry, we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw and other materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable. This production cycle requires us to incur significant expenses relating to the design, manufacturing, and marketing of our products in advance of the realization of revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because this cycle involves long lead times, which require us to make manufacturing decisions months in advance of an anticipated purchasing decision by the consumer, it is challenging to estimate and manage our inventory and working capital requirements. This may be exacerbated by supply chain disruptions that may drive higher inventory procurement positions that could negatively affect our gross margins resulting from a need to sell excess quantities though close out channels. Further, once manufacturing decisions are made, it is difficult for our management to predict and timely adjust expenses, accurately forecast our financial results, and meet the expectations of analysts and investors, in reaction to various factors, including the following:

•    the effects of unfavorable or unexpected weather patterns on consumer spending and demand for our products, as the sales of a majority of our UGG brand products are inherently seasonal and the further effects of climate change may pronounce these conditions;
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
•    delays in resource or product availability due to effects from the pandemic; and
•    uncertain macroeconomic and political conditions.

The evolution and expansion of our brands and product offerings has made our inventory management activities more challenging. For example, if we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margin, and we may not be able to recover our investment in the development of new styles and product lines. On the other hand, if we underestimate demand, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished. In either event, these factors could have a material adverse effect on our financial condition and results of operations.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse effect on our business.

We rely upon a broad network of warehouse and distribution facilities to store, sort, package and distribute our products. In the US, we distribute products primarily through self-managed US DCs, including in Moreno Valley, California, and in Mooresville, Indiana, which feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to our customers. Further, as part of our strategy to expand our DCs in the US, in February 2023, we began the build-out of a third US DC located in Mooresville, Indiana, and expect it to be operational during our next fiscal year ending March 31, 2024 (next fiscal year). We expect our domestic DC expansion to create long-term capacity for the domestic growth of the UGG and HOKA brands. We could face a significant disruption in our domestic DC operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur due to damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems. In addition, if our domestic DC operations and scaling efforts are impeded or delayed for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse effect on our business.

We depend on 3PLs to manage the operation of their DCs as necessary to meet our business needs in certain markets. Internationally, we distribute our products through DCs managed by 3PLs in certain international locations. We also distribute our products through a domestic 3PL located in Pennsylvania. If our 3PLs fail to manage these responsibilities, our distribution operations could face significant disruptions. The loss of or disruption to the operations of any one or more of these facilities could materially adversely affect our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential effect of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely upon independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us from filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, the majority of which are located in China and Vietnam, and we do not have direct control over these manufacturers or their suppliers. We expect these manufacturers to finance the production of goods ordered, maintain manufacturing capacity, comply with our policies, including our Supplier Code of Conduct and restricted substances policy, and store finished goods in a safe location pending shipment. If these manufacturers fail to manage these responsibilities, or if they experience significant disruption to their business, we may be unable to ensure timely delivery of products, products may not be delivered in sufficient quantities, or products may fail to meet our quality standards. Further, because most of our independent manufacturers are concentrated in Asia, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, epidemic, geopolitical tensions, or other event affecting the region outside of our control. If any of these were to occur, we may not be able to timely source raw and other materials, manufacture product, or fill customer orders, or product delivered may not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

We do not currently have long-term contracts with our independent manufacturers, and there can be no assurance of a long-term, uninterrupted supply of products from them. While we do have long-standing relationships with most of these manufacturers, any of them may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge, or extract other concessions from us, and we may not be able to substitute alternative manufacturers that are capable of providing products of a comparable quality, in a sufficient quantity, at an acceptable price, or on a timely basis. If we are required to find alternative manufacturers, we could experience a delay in the manufacturing of our products, increased manufacturing costs, as well as substantial disruption to our business, any of which could negatively affect our results of operations.

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. For example, we keep proprietary materials that are required for the production of our products, such as shoe molds and other materials, under the custody of our independent manufacturers. If these independent manufacturers were to lose or damage these proprietary materials, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

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

We currently do not have long-term contracts with our customers. As a result, we face the risk that key customers may not increase their business with us as we expect or may significantly decrease their business with us or terminate our relationship. Although no single customer accounted for 10.0% or more of our net sales during fiscal year 2023, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative effect on our growth prospects and any decrease or loss of these customers’ business could result in a material decrease in our net sales and net income or loss if we are unable to capture these sales through our DTC channel. Further, as of March 31, 2023, we have no customers that represent 10.0% of trade accounts receivable, net. Trade accounts receivable, net are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts, or us doing so in a timely manner, which could affect our revenue and liquidity. Further, while we have distributor contracts with terms of up to five years, these contracts may have annual purchase minimums which must be met to retain the distribution rights, and these distributors are not otherwise obligated to purchase our products. Sales to our customers are generally on an order-by-order basis and may be cancelled or rescheduled by our customers. We rely on purchase order delivery dates as a key factor to forecast our sales and earnings for future periods, and if our customers postpone, reduce, or discontinue purchases from us, we could fail to meet our forecasted results. These risks have been exacerbated as key customers operate within a retail industry that continues to undergo significant structural changes fueled by technology, changes in consumer purchasing behavior, a shrinking retail footprint and recent changes in economic conditions, such as an anticipated economic downturn and bank failures. These trends have been further intensified by the pandemic. We may lose key customers if they fail to manage the effect of this rapidly changing retail environment. Any loss of one of these key customers, or a significant reduction in purchases from one of these customers, could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations. Further, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce our prices to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.

We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees, and skilled personnel, we may not be able to achieve our strategic objectives and our results of operations may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified personnel, including executive officers and key employees. Further, to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring and retaining personnel in highly skilled footwear, apparel and accessories design, marketing, merchandising, sourcing, technology, operations, including our DCs and retail stores, and support functions. Competition for executive officers, key employees, and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Changes to our current and future office environments, adoption of new work models, and our business requirements or expectations about when or how often employees work either on-site or remotely may not meet the expectations of our employees. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively affect our ability to attract, hire and retain our employees. We are committed to offering competitive compensation and benefits to employees across our business to positively affect attrition, which affects our selling, general, and administrative (SG&A) expenses. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. Further, our domestic headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our location. If we hire employees from competitors or other companies, their former employers may assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation they receive in connection with their employment when deciding whether to take a job. If the perceived value of our stock-based compensation declines, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit, retain and motivate qualified personnel and we may be unable to execute our growth plan or achieve our long-term strategic objectives, our results of operations may suffer, and it may damage our reputation as a preferred employer, which would challenge our ability to effectively compete across the global labor market.

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

We use sheepskin to manufacture a significant portion of our products, and if we are unable to obtain a sufficient quantity of sheepskin at acceptable prices that meets our quality expectations, or if there are legal or social impediments to our ability to use sheepskin, it could have a material adverse effect on our business.

We purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are limited suppliers that are able to provide the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may be found only in certain geographies. We presently rely on only two tanneries in China to provide the majority of our sheepskin. If the sheepskin provided by these tanneries and the resulting products we produce do not conform to our quality or sustainability specifications or fail to meet consumer expectations, we could experience reduced demand for our products, a higher rate of customer returns and negative effects on the image of our brands, any of which could have a material adverse effect on our business. Similarly, if these tanneries are not able to deliver sheepskin in the quantities required, or were to cease operations, we may not be able to timely obtain suitable substitute materials, which would limit our ability to meet demand for our products, lead to inventory shortages, result in a loss of sales, strain our customer relationships, and harm our reputation. In addition, any factors that negatively affect the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability, loss or destruction of property, work stoppages, political instability, or acts of terrorism or catastrophic events, could result in shortages in our supply of sheepskin.

While we have experienced fairly stable pricing in recent years, fluctuations in the price of sheepskin could occur as a result of weather patterns, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation, compliance with our working condition, environmental protection and other standards, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions. Any and all of these factors may be exacerbated by global climate change. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margin. While we use purchasing contracts and other pricing arrangements to reduce the effect of sheepskin price fluctuations on our results of operations, these strategies may not be sufficient to offset the negative effect of a prolonged increase in such prices on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the effect on our gross margin and our financial results may suffer.

In addition, our industry is characterized by rapidly changing fashion trends and consumer preferences, and we believe there is a growing trend to eliminate the use of certain animal products, most notably fur, in footwear, apparel, and accessories. For example, the sale of fur is banned in certain US cities, and similar legislation is being considered in other geographies. While the use of leather and sheepskin has typically not been subject to these restrictions, it is possible that future legislation could restrict our ability to use sheepskin in the products we sell in certain geographies. In addition, notwithstanding whether specific legislation is passed, it is possible that consumer preferences may change based on evolving ethical or social standards, such that our products may potentially become less desirable to certain consumers. Because sheepskin is used to manufacture a significant portion of our UGG brand products, any legal or social impediments to the sale of sheepskin products, especially within our large target markets, could have a material adverse effect on our business, financial condition, and results of operations.

We rely on technical innovation, as well as increased use of environmentally preferred materials, to compete in the market for our products.

Our success relies in part on our continued innovation in both the materials we use and the design of our footwear. We continue to invest in research and development to drive our efforts to increasingly incorporate environmentally preferred materials in our products. For example, we continue to leverage our proprietary UGGpure and UGGplush materials, which incorporate repurposed wool to reduce our use of virgin wool. We also increasingly use preferred synthetics, such as recycled polyester, recycled nylon, recycled polyethylene, and bio-based ethylene, preferred regenerated or synthetic cellulosic fibers, such as TENCEL™ Lyocell and TENCEL™ Modal, and preferred plant fibers, such as cotton sourced through responsible cotton schemes, hemp, linen, ramie, and jute, as well as preferred wool, including UGGpure repurposed wool, and the responsible-down certified standard. Although we continue to invest in research and development to refine our materials and develop new properties for specific applications, if we fail to introduce technical innovation in our products or experience issues with the quality of our products or materials, consumer demand for our products could decline and we may experience reputational damage. Further, as our brands transition to suppliers with preferred materials, we may be subject to increased costs or supply constraints, which could reduce our sales and profitability and have a material adverse effect on our financial condition and results of operations.

We may not succeed in implementing our growth strategies, including through identifying new retail store locations that meet our requirements, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. Our future growth depends in part on our expansion efforts outside of North America (international growth strategy). For example, we have opened and continue to explore future retail opportunities for the HOKA brand, including through third-party partners in international markets. However, if we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes, and if we have insufficient sales at a new store location, we may be unable to avoid losses or negative cash flows. Furthermore, we license the right to operate our brand retail stores to third parties through our partner retail program. We currently plan for most of the partner retail stores to be operated in international markets, with the largest number anticipated to be in China. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our brand image to suffer.

Additionally, we expanded our 3PL presence in Asia during fiscal year 2023. As part of our international growth strategy, we may transition certain brands in certain geographies from a third-party distribution model to a direct distribution model or vice versa. Failure to effectively implement our growth strategies and develop our business in new international markets, or disappointing growth outside of existing markets, could negatively affect our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth strategies could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

Natural disasters, the effects of climate change, health epidemics, including the pandemic, and other events beyond our control, as well as related regulations, have adversely affected, and could in the future adversely affect, our business.

Natural disasters or other catastrophic events, including the pandemic and the effects of climate change, may damage or disrupt our operations, international markets, and the global economy. Our operations are subject to interruption from extreme weather events, power shortages, pandemics, terrorism, political instability, telecommunications failure, cyber-attacks, war, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our independent manufacturers, suppliers and customers, including through the inability of personnel to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology (IT) systems, all of which could materially increase our costs and expenses, delay or decrease sales and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate change. We could also experience increased costs for energy, production, transportation, and raw and other materials, which could adversely affect our operations. Our insurance may not be sufficient to cover losses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our partners or customers could have a material adverse effect on our business, results of operations and financial condition.

These events could also adversely affect the supply of raw materials, including sheepskin and leather, which are key resources in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints, and affect the types of products that consumers purchase. It is possible consumers increasingly adopt plant-based diets to minimize their carbon footprint, which could reduce the supply of sheep for the meat industry, and in turn, hinder our ability to source sufficient sheepskin for our products. Further, health epidemics, including the pandemic, may reduce demand for certain products, deteriorate our ability, or the ability of our customers, to operate in affected regions, and result in the failure of key business partners to provide services for our efficient operations, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us, any of which would adversely affect our business, results of operations and financial condition.

Increasing expectations from investors and other key stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, and consumers are increasingly focused on corporate responsibility, specifically on the ESG practices of companies and the implications of the social and environmental costs of their investments. From time to time we communicate certain ESG initiatives and goals to market participants and our customers and business partners, including through our annual Creating Change Report. Any ESG disclosure we make may include our policies, practices, initiatives, and goals on a variety of human rights, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken expansive efforts to improve and implement our ESG initiatives, it is possible that stakeholders may not be satisfied with such disclosures, our ESG practices or the speed of their adoption. Moreover, the preparation of sustainability metrics requires management to establish criteria, make determinations as to the relevancy of information to be included, and make assumptions that affect reported information. The selection by management of different but acceptable measurement techniques could result in materially different amounts or metrics being reported. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, it may negatively affect our employee retention and recruitment, or we may suffer from reputational damage and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to report our progress fully and accurately on such initiatives and goals, which could negatively affect our reputation, employee retention and recruitment, and the willingness of our customers and suppliers to do business with us.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European, and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

We face risks associated with pursuing strategic acquisitions, and our failure to successfully integrate any acquired business or product could have a material adverse effect on our results of operations and financial position.

As part of our overall strategy, we may periodically consider strategic acquisitions to expand our brands into complementary product categories and markets, or to acquire new brands, technologies, intellectual property, or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Such acquisitions involve numerous risks, challenges, and uncertainties, including the potential to:

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

Our business depends on our ability to source and distribute products in a timely manner. The pandemic and related governmental and port facility actions in recent years have caused delays in product shipments. For example, port congestion, temporary closures, and worker shortages, have disrupted the operations of our independent manufacturers and 3PLs, as well as the DCs where we manage our inventory, have experienced disruptions that have increased the global lead-time for our products. Due to the pandemic, reductions in the number of ocean carrier voyages and capacity have delayed the arrival of imports and increased ocean transport costs globally and the conflict between Russia and Ukraine continues to result in higher energy and transportation costs. Ongoing ocean carrier consolidation, reduced capacity, congestion at major international gateways and other economic factors are challenging ocean transportation, and labor disputes at US shipping ports have historically affected the delivery of our products. In addition, trucking costs in the US have risen dramatically due to driver shortages, increased labor costs, and safety, environmental, and labor regulations. In addition, global inflation has contributed to already higher incremental freight costs, and such inflation may continue to fuel these costs.

Elevated inventory levels, combined with the uneven flow of receipts and shipments, could cause further capacity pressures within our US DCs and 3PLs, resulting in higher costs and limiting our ability to efficiently fulfill orders for our wholesale partners and consumers. These pressures may be exacerbated by labor disputes that affect the operations of our partners, which creates significant risk for our business, particularly if these disputes result in work slowdowns, strikes, or similar disruptions. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be affected, and we face increased risk of order cancellations. We continue to actively manage our inventory positions, including by investing in supply chain and related tools, and transit lead times and related freight costs during fiscal year 2023 have improved compared to fiscal year 2022. However, these disruptions remain elevated compared to pre-pandemic levels and we expect supply chain constraints to continue into our next fiscal year. Our short-term priority remains meeting customer demand and expectations on service levels, which may result in inventory levels outpacing sales growth in the near term.

In addition to logistical supply chain pressures, our network of strategic sourcing partners, which includes material vendors and manufacturers, has navigated delays and disruptions due to the lingering impacts of the pandemic. We have mitigated the effects of production disruptions through expanding and reallocating production capacity with our existing sourcing partners and onboarding new long-term partners to diversify our country-level manufacturing and sourcing lines. We plan to continue growing our distribution network to support our long-term strategic objectives but have experienced and expect to continue to experience headwinds in connection with these efforts, including new sourcing partner capacity constraints and long production lead times to ensure the rigorous quality standards of our brands are met.

Further, we have historically used more expensive air freight to ship our products to meet demand, as needed. While we experienced significant increases in ocean shipping rates resulting in reductions to our gross margin during fiscal year 2022, we began to see improvement during fiscal year 2023 and reduced our use of air freight. However, if we experience such fluctuations in costs in future periods, we may be required to leverage air freight in future periods to maintain service levels. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet consumer demand, strained relationships with customers and diminished brand loyalty.

Most of our independent manufacturers are located outside of the US and subject us to various risks associated with international regulations, trade agreements, and geopolitical relations.

Most of our independent manufacturers are located in Asia, and products manufactured overseas and imported into the US and other countries are subject to numerous risks and uncertainties. For example, while we require our independent manufacturers and suppliers to adhere to environmental, labor, ethical, health, safety, and other business practices and laws, and while we periodically visit and audit their operations, we do not control their business practices. If non-compliant manufacturers or suppliers cannot or will not become compliant, we will cease conducting business with them, which could increase our costs and interrupt our supply chain. Our manufacturers’ violations of laws and business standards could also result in negative publicity, which could damage our reputation and brand value. Further, if our manufacturers or suppliers violate US or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and forfeiture of products we are attempting to import, or the loss of our import privileges, which could have a negative effect on our results of operations.

Our international manufacturing operations are subject to numerous other risks and uncertainties, including the following:

•    tariffs, import and export controls, and other non-tariff barriers;
•poor infrastructure and equipment shortages, which can disrupt transportation and utilities;
•restrictions on the transfer of funds from foreign jurisdictions;
•changes in governmental regulations, including with respect to intellectual property, labor, safety, and the environment;
•refusal to adopt or comply with our manufacturing policies;
•customary business traditions in certain countries such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;
•decreased scrutiny by custom officials for counterfeit products;
•practices involving corruption, extortion, bribery, pay-offs, theft, and other fraudulent activity;
•use of unauthorized or prohibited materials or reclassification of materials;
•health-related concerns that could result in a reduced workforce or scarcity of raw and other materials; and
•adverse changes in consumer perception of goods sourced from certain countries.

While we have implemented measures to comply with applicable customs regulations and to properly calculate import duties, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of such products and our forecasted gross margin. In addition, we cannot predict whether future laws, regulations, trade remedy actions, or international agreements may impose additional duties or other restrictions on our ability to manufacture sufficient inventory or import products from one or more of our sourcing venues. Trade relations between our sourcing venues, particularly those in China, and the US have created uncertainty and there exists the potential for import duties or other restrictions on exports from China, which could increase our sourcing costs. We have transitioned most of our footwear sourcing from China to Vietnam as part of our supplier optimization strategy, but if we are unable to source our products from the countries where we wish to purchase them, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, and results of operations. Further, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, or other pressures in the region, including political instability, increased labor costs, adverse weather conditions, a natural disaster or incidence of disease could severely interfere with the manufacturing or shipment of our products and would have a material adverse effect on our operations.

Moreover, international trade policy is undergoing revision, introducing significant uncertainty with respect to future trade regulations and existing trade agreements. The continued negotiation of free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers, which may seek to export footwear, apparel, and accessories to our target markets at preferred rates of duty which may negatively affect our results of operations.

Transportation and distribution costs may be adversely affected by new regulations, increased demand, increased fuel and labor costs, inflation, and political and economic instability. For example, the Russian invasion of Ukraine during fiscal year 2022 and the resulting financial and economic sanctions imposed by various countries and organizations has affected transportation and energy costs. Further disruption in this region, or additional sanctions imposed in response to the conflict, could increase distribution costs in Europe and adversely affect our results of operations. Additionally, the increased threat of terrorist activity, and law enforcement responses to this threat, have required greater levels of inspection of imported goods and caused delays in bringing imported goods to market. Any tightening of security procedures could worsen these delays and increase our costs.

Our sales in international markets are subject to a variety of legal, regulatory, political, cultural, and economic risks that may adversely affect our results of operations in certain regions.

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and results of operations. These risks include:

•    foreign currency exchange rates fluctuations, which affect the prices at which products are sold to international consumers;
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
•    political or economic uncertainty or instability, including the war in Ukraine, which has disrupted European businesses and has the potential to reduce levels of consumer spending, which could have a material adverse effect on our business, particularly our UGG and HOKA brands’ net sales;
•    changes in unemployment rates and consumer spending;
•    anti-American sentiment in international markets in which we operate;
•    changes in diplomatic and trade relationships between the US and other countries; and
•    general economic fluctuations in specific countries or markets.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative effect on our financial results.

We operate on a global basis, with 32.4% of our net sales for the year ended March 31, 2023, from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies and our foreign distributors typically sell our products in local currency, which affects the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, gross margin, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected. When the US dollar strengthens relative to foreign currencies, the Company's revenues and profits denominated in foreign currencies are reduced when converted into US. dollars and the Company's margins may be negatively affected. We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, remeasurements, or translations could materially affect our consolidated financial statements. For example, during fiscal year 2023, unfavorable changes in foreign currency exchange rates against the US dollar negatively affected our gross margin.

Risks Related to Technology, Data Security and Privacy

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

Our success also depends in part on the continued operation of our key business processes, including our IT and global communications systems. We rely on third-party IT service providers worldwide for many of our IT functions, including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technologies, including the internet and third-party hosted services, to support a variety of business processes and activities. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse effects on our business and reputation. Further, if key operational systems and processes are not properly supporting our business, it could result in information silos and inefficiencies across our organization. If we are unable to modify our systems and processes to respond to changes in our business needs, or if we or our third-party providers experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents have significantly increased in recent years. Like other businesses, we have experienced, and are continually at risk of, attacks and incidents. Additionally, external events, such as the Russia-Ukraine conflict, can increase the likelihood of such incidents, and our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, and the interconnectivity and interdependence of third parties to our systems. We expend significant resources on IT and data security tools, measures, and processes designed to protect our IT systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any attack or incident. Whether these measures are ultimately successful, these expenditures could have an adverse effect on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

Although we take the security of our IT systems seriously, there can be no assurance that the measures we employ will prevent unauthorized persons from obtaining access to our systems and information, as well as those held by our third-party IT service providers. Despite our implementation of reasonable security measures, our systems and information may be susceptible to cyber-attacks or data security incidents. These risks may be exacerbated in a remote work environment. Because the techniques used to obtain unauthorized access to IT systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate protective measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches. A cyber-attack or other data security incident could result in significant disruption of our business such that:

•    critical business systems become inoperable or require significant time or cost to restore;
•    personnel are unable to perform their duties or communicate with third-party partners;
•    it results in the loss, theft, misuse, or unauthorized disclosure of confidential information;
•    we are prevented from accessing information necessary to conduct our business;
•    we are required to make unanticipated investments in equipment, technology, or security measures;
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

There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include US state laws such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as the General Data Protection Regulation in the EU, EU member state directives, the Personal Information Protection and Electronic Documents Acts in Canada, the Personal Information Protection Law in China, or similar applicable laws. These laws place limits on how we may collect, use, share and store personal information, and they impose obligations to protect that information. Further, we may be subject to new data privacy and security laws and regulations. If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of applicable data protection laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

If the technology-based systems that give our customers the ability to shop or interact with us online do not function effectively, our results of operations, as well as our ability to grow our e-commerce business globally or to retain our customer base, could be materially adversely affected.

Many of our consumers shop with us through our e-commerce platforms or through third party digital marketplaces on which we operate. Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, have an adverse effect on the growth of our e-commerce business globally and have an adverse effect on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our e-commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks could adversely affect sales in our e-commerce business, as well as damage our reputation and brands.

If we are unsuccessful at improving our operational and IT systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

We continually strive to improve, automate, and streamline our operational and IT systems, processes, and infrastructure as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, or that our efforts will result in the anticipated benefits to us. We may also experience difficulties in implementing or operating our new or upgraded operational or IT systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. If our operational or IT system upgrades, improvements and associated change management efforts are not successful, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

Risks Related to Our Legal, Compliance, and Regulatory Environment

Failure to adequately protect our intellectual property rights to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales, and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights, and other intellectual property rights. An unfortunate reaction to the success of our brands is that we have become a target of counterfeiting and product imitation strategies. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect these rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it will allow our competitors to sell products that are similar to and directly competitive with our products, or we could otherwise lose opportunities to sell our products to consumers who may instead purchase a counterfeit or imitation product, which could reduce sales of our products and adversely affect the value of our brands. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively affect our business and results of operations. In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey, and the Netherlands. Any court decision or settlement that invalidates or limits trademark protection of our brands, which allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributor to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales, and could have a material adverse effect on the value of our brands.

Our revolving credit facility agreements expose us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our ability to borrow under our revolving credit facilities may be limited if the lenders believe there has been a material adverse change to our business. In addition, our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests, or otherwise respond to changing business and economic conditions, and may therefore have a material effect on our business. Failure to comply with any of the covenants could result in a default, allowing our lenders to accelerate the timing of payments, which could have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, in some cases, a default under one revolving credit facility could result in a cross-default under other revolving credit facilities. Certain of our revolving credit facility agreements bear interest at a rate that varies by currency. Any increases in interest rates applicable to borrowings under our credit facilities would increase our cost of borrowing, which would result in a decline in our net income and liquidity.

The tax laws applicable to our business are very complex and changes in tax laws could increase our worldwide tax rate, or audits by various taxing authorities may subject us to additional tax liabilities, and materially affect our financial position and results of operations.

We are subject to changes in tax laws, regulations, and treaties in and between the jurisdictions in which we operate. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. Our tax expense is based on our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Future changes in these tax laws, or in their interpretation, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, global tax authorities may take differing positions in interpreting the Organization for Economic Co-operation and Development’s guidance, including with respect to base erosion and profit shifting, which could modify existing tax principles. These changes and potential other tax law changes could increase our income tax liability or adversely affect our long-term effective tax rates and net income.

Many countries in the EU and around the globe have adopted or proposed changes to current tax laws. Certain provisions of the recently enacted Inflation Reduction Act, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may affect our income tax expense, profitability, and capital allocation decisions. We are subject to tax audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of a tax audit or other tax proceeding could have a material adverse effect on our results of operations or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports.

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

Item 2. Properties

We have owned our 14-acre corporate headquarters located in Goleta, California since 2014.

We have a warehouse and DC located in Moreno Valley, California, which began operations during the fourth quarter of fiscal year 2015 and have since continued optimizing and expanding our operations at this location. In October 2021, we began operations in a second US warehouse and DC located in Mooresville, Indiana. In February 2023, we took possession of a third US warehouse and DC in Mooresville, Indiana with up to approximately 1,015,902 square feet over the lease term, which we expect to be operational during our next fiscal year.

We also have offices in Belgium, Canada, China, France, Germany, Hong Kong, Indonesia, Italy, Japan, the Netherlands, Switzerland, the UK, and Vietnam, to perform a variety of functions, which include overseeing the quality and manufacturing standards of our products, coordinating regional sales, operations, marketing, and administration; as well as offices in Macau and Hong Kong to coordinate logistics.

As of March 31, 2023, we have 52 retail stores in the US ranging from approximately 1,000 to 13,000 square feet. Internationally, we have 112 retail stores in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

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

The following table provides details regarding our significant physical properties that are operational as of March 31, 2023:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Mooresville, Indiana (1st location)	Warehouse and Distribution Center	Lease	507,600
Goleta, California	Corporate Headquarters	Own	185,094

Item 3. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out of court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG brand and HOKA brand trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products, and we are also investigating various markets for indications of counterfeit HOKA brand manufacturing.

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management's time and resources, and other factors.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded under the symbol DECK on the New York Stock Exchange (NYSE) since May 2014 and was previously traded on the Nasdaq Global Select Market.

As of May 11, 2023, we had 37 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2023, that were not registered under the Securities Act.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Apparel, Accessories & Luxury Goods Index, and the NYSE Composite Index for the five fiscal-year periods commencing March 31, 2018, and ended March 31, 2023. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph below assumes one hundred dollars invested in our common stock, the S&P 500 Apparel, Accessories & Luxury Goods Index, and the NYSE Composite Index on March 31, 2018.

COMPARISON OF CUMULATIVE TOTAL RETURN
600
400
200
0
Index Value
3/18
3/19
3/20
3/21
3/22
3/23
Period Ending
Deckers Outdoor Corporation
S&P 500 Apparel, Accessories & Luxury Goods Index
NYSE Composite Index

	Years Ended March 31,
	2018	2019	2020	2021	2022	2023
Deckers Outdoor Corporation	$100.0	$163.3	$148.8	$367.0	$304.1	$499.3
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	96.9	48.2	98.3	77.7	53.9
The NYSE Composite Index	100.0	104.8	87.4	135.5	147.9	139.8

The stock performance graph and related information shall not be deemed incorporated by reference by any general statement incorporating by reference into this Annual Report any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as we do not exceed certain leverage ratios and no event of default has occurred. However, we currently do not anticipate declaring or paying any cash dividends.

Stock Repurchase Programs

Our Board of Directors has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. Our Board of Directors approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase our common stock under the same conditions as the prior stock repurchase programs (collectively, the stock repurchase program).

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of March 31, 2023, no defaults have occurred under our credit agreements.

Below is a summary of stock repurchasing activity under our stock repurchase program during the fourth fiscal quarter ended March 31, 2023:

	Total number of shares repurchased (3)	Weighted average price paid per share	Dollar value of shares repurchased (1) (2)	Dollar value of shares remaining for repurchase (3) (2)
January 1 - January 31, 2023	—	$—	$—	$1,459,145
February 1 - February 28, 2023	101,722	412.86	41,997	1,417,148
March 1 - March 31, 2023	141,465	427.76	60,513	1,356,635

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs associated with our program.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity” and Note 10, "Stockholders' Equity," of our consolidated financial statements and accompanying notes thereto (referred to herein as the consolidated financial statements) in Part IV within this Annual Report for further information on repurchases of our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for the years ended March 31, 2023, and 2022 and year-over-year comparisons between those periods. For year-over-year comparisons between the years ended March 31, 2022, and 2021, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 27, 2022.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, "Risk Factors," within this Annual Report for additional information.

Unless otherwise specifically indicated, all figures included within this Annual Report are expressed in thousands, except for per share or share data.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are manufactured by independent manufacturers.

Financial Highlights

Consolidated financial performance highlights for fiscal year 2023 compared to fiscal year 2022, are as follows:

•Net sales increased 15.1% to $3,627,286.
◦Channel
▪Wholesale channel net sales increased 11.6% to $2,160,675.
▪DTC channel net sales increased 20.8% to $1,466,611.
◦Geography
▪Domestic net sales increased 13.1% to $2,451,497.
▪International net sales increased 19.7% to $1,175,789.
•Gross margin decreased 70 basis points to 50.3%.
•Income from operations increased 15.6% to $652,751.
•Diluted earnings per share increased 19.1% to $19.37 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and industry will continue to be impacted by several important trends and uncertainties, including the following:

Supply Chain

•Similar to other companies in our industry, we continue to monitor pressures on the global supply chain, which have shifted the timing of shipments across our brands compared to the prior period, resulting in inventory levels outpacing sales growth. However, we have seen improvements in transit lead times and related freight costs compared to the prior period, which has had a positive impact on results of operations through fiscal year 2023.

•We continue to be flexible in adapting to the fluid logistics environment by implementing additional measures to mitigate the effects of supply chain disruptions, which has resulted in and may continue to result in higher costs. Our efforts include expanding our global warehouses and DCs, as well as our 3PL arrangements, and diversifying and increasing the number of our third-party manufacturers.

Brand and Omni-Channel Strategy

•We remain focused on increasing consumer adoption of the HOKA brand with all geographic regions and distribution channels experiencing significant year-round growth, which has positively impacted our financial results and seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on distribution management, launching innovative product offerings and global marketing campaigns to drive brand awareness, and further expanding the HOKA brand presence through our DTC channel.

•Our marketplace strategies in Europe and Asia (international reset strategies) have continued to drive UGG brand awareness and consumer acquisition by building brand acceptance through localized marketing investments. However, unfavorable foreign currency exchange rates have partially offset international growth of the UGG brand during fiscal year 2023.

•Our long-term growth strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, and prioritizing consumer acquisition and experience to sustain strong demand and market positions for our brands.

•We continue to adopt selective price increases as appropriate by brand and product, which we believe can help mitigate increased costs.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands as well as DTC. Information reported to the Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), President, and Principal Executive Officer (PEO), is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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
•High consumer brand loyalty due to consistent delivery of crafted; purposefully built and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as our spring and summer lines, as well as expanded category offerings for Men's products, and more iconic fashion product for our Classics line.
•Thoughtful expansion of our apparel and accessories businesses.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear that offers enhanced cushioning and inherent stability with minimal weight, apparel, and accessories. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Strong marketing has fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing within selective key accounts. As a result, the HOKA brand is bolstering its net sales, which continue to increase as a percentage of our aggregate net sales.

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
•Increasing brand awareness in key major global markets due to outdoor lifestyle participation among younger consumers.
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

We believe demand for Sanuk brand products will continue to be driven by the following:

•Introducing a broader and more premium range of comfortable and easy slip-on product, including through category extensions in comfort casual footwear for the younger consumer and establishing a year-round product offering, from sandals to slippers to winterized casual comfort.

Other Brands. Other brands consist primarily of the Koolaburra brand. The Koolaburra brand is a casual footwear fashion line using plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering.

We believe demand for Koolaburra brand products will continue to be driven by the following:

•Increasing brand awareness with fashion focused consumers.
•Evolution of key franchises and purpose-built expansion in fashion casual boots, slippers, and sandals.

Direct-to-Consumer. Our DTC business encompasses all our brands and is comprised of our e-commerce business and retail stores that are intertwined and interdependent in an omni-channel marketplace. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions in store and online.

E-Commerce Business. Our global e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, promotes awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2023, we operate our e-commerce business through Company-owned websites and mobile platforms in 57 different countries.

Retail Business. Our global Company-owned mono branded retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, as well as new openings of HOKA brand stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. We continue to open outlet stores in key markets to further grow our brand presence and appeal to a broader consumer base.

As of March 31, 2023, we have a total of 164 global retail stores (including 18 HOKA brand stores), which includes 81 concept stores and 83 outlet stores. While we generally open retail store locations during our second or third fiscal quarters and consider closures of retail stores during our fourth fiscal quarter, the timing of such openings and closures may vary. We will continue to evaluate our retail store fleet strategy in response to brand strategy changes in consumer demand and retail store traffic patterns.

Flagship Stores. Included in the total count of global concept stores are seven flagship stores, which are primarily located in major tourist locations. These are premium mono branded stores in key markets designed to showcase UGG and HOKA brand products. Flagship stores provide broader product offerings and generate greater traffic that enhance our interaction with consumers and increase brand loyalty. We anticipate opening four additional flagship stores in Europe and Asia during our next fiscal year.

Shop-in-Shop Stores. Included in the total count of global concept stores are 29 shop-in-shop (SIS) stores, for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales.

Partner Retail Stores. Represent UGG and HOKA mono branded stores which are wholly owned and operated by third parties and not included in the total count of our global Company-owned retail stores.

Our net sales related to the e-commerce business and retail stores discussed above are recorded in our DTC reportable operating segment, except for net sales generated by partner retail stores, which are recorded in each respective brand's wholesale reportable operating segment, as applicable.

Use of Non-GAAP Financial Measures

Throughout this Annual Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP). We provide these non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, in order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies.

These non-GAAP financial measures are not intended to represent and should not be considered to be more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial or operating measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control.

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we have seen and expect to continue to see the impact from seasonality decrease over time. However, our seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions. Refer to Note 14, "Quarterly Summary of Information (Unaudited)," of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

Result of Operations

Year Ended March 31, 2023, Compared to Year Ended March 31, 2022. Results of operations were as follows:

	Years Ended March 31,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$3,627,286	100.0%	$3,150,339	100.0%	$476,947	15.1%
Cost of sales	1,801,916	49.7	1,542,788	49.0	(259,128)	(16.8)
Gross profit	1,825,370	50.3	1,607,551	51.0	217,819	13.5
Selling, general, and administrative expenses	1,172,619	32.3	1,042,844	33.1	(129,775)	(12.4)
Income from operations	652,751	18.0	564,707	17.9	88,044	15.6
Total other (income) expense, net	(13,331)	(0.4)	69	—	13,400	19,420.3
Income before income taxes	666,082	18.4	564,638	17.9	101,444	18.0
Income tax expense	149,260	4.1	112,689	3.6	(36,571)	(32.5)
Net income	516,822	14.3	451,949	14.3	64,873	14.4
Total other comprehensive loss, net of tax	(14,080)	(0.4)	(8,212)	(0.2)	(5,868)	(71.5)
Comprehensive income	$502,742	13.9%	$443,737	14.1%	$59,005	13.3%

Net income per share
Basic	$19.50		$16.43		$3.07	18.7%
Diluted	$19.37		$16.26		$3.11	19.1%

Net Sales. Net sales by geographic location, and by brand and distribution channel were as follows:

	Years Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$2,451,497	$2,167,793	$283,704	13.1%
International	1,175,789	982,546	193,243	19.7
Total	$3,627,286	$3,150,339	$476,947	15.1%

	Years Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by brand and channel
UGG brand
Wholesale	$1,004,356	$1,088,082	$(83,726)	(7.7)%
Direct-to-Consumer	924,855	893,887	30,968	3.5
Total	1,929,211	1,981,969	(52,758)	(2.7)
HOKA brand
Wholesale	925,877	628,674	297,203	47.3
Direct-to-Consumer	487,039	262,920	224,119	85.2
Total	1,412,916	891,594	521,322	58.5
Teva brand
Wholesale	149,111	129,094	20,017	15.5
Direct-to-Consumer	33,950	33,643	307	0.9
Total	183,061	162,737	20,324	12.5
Sanuk brand
Wholesale	27,678	30,316	(2,638)	(8.7)
Direct-to-Consumer	10,288	12,779	(2,491)	(19.5)
Total	37,966	43,095	(5,129)	(11.9)
Other brands
Wholesale	53,653	60,573	(6,920)	(11.4)
Direct-to-Consumer	10,479	10,371	108	1.0
Total	64,132	70,944	(6,812)	(9.6)
Total	$3,627,286	$3,150,339	$476,947	15.1%

Total Wholesale	$2,160,675	$1,936,739	$223,936	11.6%
Total Direct-to-Consumer	1,466,611	1,213,600	253,011	20.8
Total	$3,627,286	$3,150,339	$476,947	15.1%

Total net sales increased primarily due to higher DTC channel net sales for the HOKA and UGG brands, as well as higher wholesale channel net sales for the HOKA and Teva brands, partially offset by lower UGG brand domestic wholesale net sales. Further, we experienced an increase of 15.4% in the total volume of pairs sold to 59,100 from 51,200 compared to the prior period. These results include unfavorable impacts from the strengthening of the US dollar on foreign sales. On a constant currency basis, net sales increased by 18.4% compared to the prior period. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased primarily due to higher global net sales for the HOKA and UGG brands, primarily driven by consumer acquisition and retention online through higher demand across an assortment of franchise road running updates as well as trail, hiking, and fitness categories for the HOKA brand, and across our Classics franchise derivatives and multi-use hybrid products for the UGG brand. Comparable DTC net sales for the 52 weeks ended April 2, 2023, increased by 23.1% compared to the prior year period.

•Wholesale net sales of the HOKA brand increased globally from gaining market share with existing customer accounts along with increasing volume shipped for select incremental door expansion within strategic accounts, driven by higher demand across an assortment of franchise road running updates, as well as trail and hiking categories.

•Wholesale net sales of the UGG brand decreased due to lower domestic net sales, primarily driven by lapping the benefit of managing and refilling existing marketplace inventory levels caused by supply chain and pandemic related disruptions in the prior period. These results include unfavorable impacts from the strengthening of the US dollar on foreign sales.

•Wholesale net sales of the Teva brand increased globally primarily driven by higher international distributor shipments, as well as higher domestic demand for the sport sandal category. These results include lapping benefits from supply chain disruptions in the prior period.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 19.7% and represented 32.4% and 31.2% of total net sales for the years ended March 31, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the HOKA and UGG brands, across international regions and channels, and higher net sales for the Teva brand in the wholesale channel. These results include unfavorable impacts from the strengthening of the US dollar on foreign sales, primarily for the UGG HOKA, and Teva brands.

Gross Profit. Gross margin decreased to 50.3% from 51.0%, compared to the prior period, primarily due to unfavorable changes in foreign currency exchange rates, domestic promotional and closeout activity, and higher ocean freight rates embedded in inventory sold. These unfavorable margin pressures were partially offset by a decrease in air freight usage relative to the prior period, favorable HOKA brand mix shift that reflects domestic price increases, and favorable channel mix shift to DTC.

Selling, General, and Administrative Expenses. While we had lower SG&A expenses as a percentage of net sales, the net dollar increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $52,000, including for outside services, partially offset by lower performance-based compensation.

•Increased other variable net selling expenses of approximately $38,100, primarily due to higher rent and occupancy expenses, materials and supplies costs, credit card fees, sales commissions, and warehousing fees.

•Increased other operating expenses of approximately $20,100, primarily due to higher travel expenses, IT expenses for programming and software costs, depreciation expenses, and sample expenses, partially offset by lower legal fees and net insurance premiums.

•Increased variable advertising and promotion expenses of approximately $15,700, primarily due to higher marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing, partially offset by lower advertising and promotion expenses for the UGG brand.

•Increased allowances for trade accounts receivable of approximately $2,800, primarily due to an increase in bad debt expense to account for higher open accounts receivable balances.

•Increased net foreign currency-related losses of $1,400, primarily driven by remeasurements with unfavorable changes in Canadian and Asian exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$267,013	$315,240	$(48,227)	(15.3)%
HOKA brand wholesale	285,257	155,344	129,913	83.6
Teva brand wholesale	32,595	33,294	(699)	(2.1)
Sanuk brand wholesale	2,891	6,463	(3,572)	(55.3)
Other brands wholesale	(1,678)	14,028	(15,706)	(112.0)
Direct-to-Consumer	508,948	435,414	73,534	16.9

	Years Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Unallocated overhead costs	(442,275)	(395,076)	(47,199)	(11.9)
Total	$652,751	$564,707	$88,044	15.6%

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

•The decrease in income from operations of UGG brand wholesale was due to lower domestic and European net sales at lower gross margins, combined with higher SG&A expenses as a percentage of net sales.

•The decrease in income from operations of Other brands wholesale was due to lower Koolaburra brand domestic net sales at lower gross margins, combined with higher SG&A expenses as a percentage of net sales. These effects were further impacted by a write-off of inventory for other brands.

•The increase in unallocated overhead costs was due to higher payroll costs, higher other variable net selling expenses, including materials and supplies costs and warehousing fees, and higher other operating expenses, including depreciation, IT, and travel expenses.

Total Other (Income) Expense, Net. Total other income, net, compared to the prior period, increased due to higher interest income on invested cash balances driven by higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2023	2022
Income tax expense	$149,260	$112,689
Effective income tax rate	22.4%	20.0%

The net increase in our effective income tax rate compared to the prior period was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as higher reserves for uncertain tax positions for foreign audits, partially offset by higher net discrete tax benefits.

Foreign income before income taxes was $198,851 and $168,270 and worldwide income before income taxes was $666,082 and $564,638 during the years ended March 31, 2023, and 2022, respectively. The slight net increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to lower foreign operating expenses as a percentage of worldwide sales, partially offset by lower foreign gross profit as a percentage of foreign net sales.

For the years ended March 31, 2023, and 2022, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries. Refer to the section titled “Liquidity” below for further information.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales and lower SG&A expense as a percentage of net sales, partially offset by lower gross margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to higher foreign currency translation losses relating to changes to our net asset position for unfavorable Asian foreign currency exchange rates, partially offset by favorable European foreign currency exchange rates.

Liquidity

We finance our working capital and operating requirements using a combination of cash and cash equivalents balances, cash provided from ongoing operating activities and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

As of March 31, 2023, our cash and cash equivalents are $981,795. We believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months.

Our liquidity may be impacted by a number of factors, including our results of operations, the strength of our brands and market acceptance of our products, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, our ability to manage supply chain constraints, our ability to respond to the impacts and disruptions caused by the pandemic, and our ability to respond to macroeconomic, political and legislative developments. We may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

If there are unexpected material impacts on our business in future periods and we need to raise or conserve additional cash to fund our operations, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, factors such as a prolonged or severe economic recession, inflationary pressure, or significant supply chain disruptions could adversely affect our business and liquidity.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the year ended March 31, 2023, no cash and cash equivalents were repatriated, however, during the year ended March 31, 2022, $120,000 of cash was repatriated. As of March 31, 2023, and 2022, we have $299,114 and $133,053, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries only to the extent they have already been subject to US tax, if such cash is not required to fund ongoing foreign operations. Refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV within this Annual Report for further information.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. On July 27, 2022, our Board of Directors approved an increase of $1,200,000 to our stock repurchase authorization. As of March 31, 2023, the aggregate remaining approved amount under our stock repurchase program is $1,356,635. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Refer to Note 10, "Stockholders' Equity," of our consolidated financial statements in Part IV within this Annual Report for further information.

Capital Resources

Primary Credit Facility. We maintain bank credit facilities for working capital and general corporate purposes. In December 2022, we refinanced in full and terminated our prior credit agreement originally entered into in September 2018. The refinanced revolving credit facility agreement is with Citibank, N.A. (Citibank), as administrative agent, Comerica Bank, as sole syndication agent, and the lenders party thereto (Credit Agreement).The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on December 19, 2027, subject to extension on early termination as described in the Credit Agreement. As of March 31, 2023, we have no outstanding balance, outstanding letters of credit of $958, and available borrowings of $399,042 under our Primary Credit Facility.

China Credit Facility. Our revolving credit facility in China (China Credit Facility) is an uncommitted revolving line of credit of up to CNY300,000, or $43,672. As of March 31, 2023, we have no outstanding balance, outstanding bank guarantees of $29, and available borrowings of $43,643 under our China Credit Facility.

Japan Credit Facility. Our revolving credit facility in Japan (Japan Credit Facility) expired on January 31, 2023, and we cancelled the parent guarantee. If borrowing needs arise, Deckers Japan is able to borrow from one or more of our subsidiaries through intercompany loans as permitted under the Primary Credit Facility.

Debt Covenants. As of March 31, 2023, we are in compliance with all financial covenants under our Primary Credit Facility and China Credit Facility.

Refer to Note 6, "Revolving Credit Facilities," of our consolidated financial statements in Part IV within this Annual Report for further information on our capital resources.

Cash Flows

The following table summarizes the major components our consolidated statements of cash flows for the periods presented:

	Years Ended March 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$537,422	$172,353	$365,069	211.8%
Net cash used in investing activities	(81,013)	(51,009)	(30,004)	(58.8)
Net cash used in financing activities	(309,031)	(367,482)	58,451	15.9
Effect of foreign currency exchange rates on cash and cash equivalents	(9,110)	304	(9,414)	(3,096.7)
Net change in cash and cash equivalents	$138,268	$(245,834)	$384,102	156.2%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income after non-cash adjustments and changes in working capital. The increase in net cash provided by operating activities during the year ended March 31, 2023, compared to the prior period, was primarily due to $271,694 of favorable changes in operating assets and liabilities as well as $93,375 of favorable net income after non-cash adjustments, including from favorable changes in deferred tax expense, and depreciation, amortization, and accretion. The favorable changes in operating assets and liabilities were primarily due to net favorable changes in inventories, trade accounts receivable, net, other accrued expenses, income tax payable, and income tax receivable, partially offset by net unfavorable changes in trade accounts payable and other assets.

Significant impacts to working capital compared to the prior period were primarily due to changes in the following:

(1) timing of purchases of inventories to support higher demand for the HOKA brand and maintain global service levels to mitigate the impacts of supply chain disruption;

(2) a higher rate of collections for trade accounts receivable, net, on higher net sales, partially offset by higher trade accounts receivable allowances; and

(3) lower net trade accounts payable due to timing of payments and lower freight costs.

Investing Activities. The increase in net cash used in investing activities during the year ended March 31, 2023, compared to the prior period, was primarily due to higher leasehold improvements for our warehouses and DCs, capital expenditures for IT infrastructure and other technology costs, and refreshes of existing and new retail stores.

Financing Activities. The decrease in net cash used in financing activities during the year ended March 31, 2023, compared to the prior period, was primarily due to lower stock repurchases at a lower price per share.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2023, and the effects of such obligations in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$277,175	$54,948	$87,251	$72,617	$62,359
Purchase obligations for product (2)	668,388	668,388	—	—	—
Purchase obligations for commodities (3)	175,099	80,462	94,637	—	—
Other purchase obligations (4)	234,837	83,760	140,426	10,651	—
Net unrecognized tax benefits (5)	24,663	1,829	22,834	—	—
Total	$1,380,162	$889,387	$345,148	$83,268	$62,359

(1)    Our operating lease commitments consist primarily of building leases for our retail locations, warehouse and DCs, and regional offices, and include the undiscounted cash lease payments owed under the terms of our operating lease agreements. In addition to the above operating lease commitments outstanding, there is $19,506 of legally binding minimum lease payments due pursuant to various retail store leases signed but not yet commenced which are not recorded in our consolidated financial statements as of March 31, 2023.

(2) Our purchase obligations for product consist mostly of open purchase orders issued that we expect to fulfill in the ordinary course of business. Outstanding purchase orders are primarily issued to our third-party manufacturers and are expected to be paid in less than a year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment commitments based on information currently available. During fiscal year 2023, we experienced lower logistics lead times and transit times from origin to destination for our inventory, which resulted in reduced reliance on advance purchase commitments for product, compared to the prior period.

(3) Our purchase obligations for commodities include sheepskin, wool (primarily for UGGpure), leather, and sugarcane derived resin or EVA, and represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments (collectively, commodity contracts). We expect purchases under commodity contracts in the ordinary course of business will eventually exceed the minimum commitment levels. There are $16,243 of deposits included in the amount above that have not been fully consumed as of March 31, 2023, which are recorded in other assets in the consolidated balance sheets. This amount reflects remaining minimum commitments we expect will be consumed in future periods in the ordinary course of business, and that any remaining deposits are expected to become fully refundable or will be reflected as a credit against purchases.

(4) Our other purchase obligations consist of non-cancellable minimum commitments for 3PL provider arrangements, e-commerce supply chain services, IT services, promotional expenses, sales management services, and other commitments under service contracts, which are required to be paid during our fiscal years ending March 31, 2024, through 2028. Amounts excluded from these other purchase obligations include any capital expenditures that will be made before the end of our next fiscal year, which we estimate will range from approximately $110,000 to $120,000. We anticipate these expenditures will primarily relate to the build-out of a third US DC as well as upgrades to our existing warehouse and DCs, expanding our global retail store fleet (including for the HOKA brand), IT infrastructure and system upgrades, and upgrades to our existing global office facilities. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility openings, as well as unforeseen needs to replace or refresh existing assets.

(5) Net unrecognized tax benefits are gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2023, the timing of future cash outflows is highly uncertain related to expirations of statute of limitations of $18,856 and, since we are unable to make a reasonable estimate of the period of cash settlement, it is excluded from the table above. Refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, capital expenditures, and other contractual obligations and commitments.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements, based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. The full impact of macroeconomic factors on our business and operations, including inflationary pressures, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, and recessionary concerns, is unknown and cannot be reasonably estimated. However, management believes it has made appropriate accounting estimates in accordance with US GAAP based on the facts and circumstances available as of the reporting date, and actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity.

Refer to Note 1, "General," of our consolidated financial statements in Part IV within this Annual Report for a discussion of our significant accounting policies and use of estimates, as well as the impact of recent accounting pronouncements.

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

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2023		2022
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$334,015	100.0%	$333,279	100.0%
Allowance for doubtful accounts	(10,576)	(3.2)	(9,044)	(2.7)
Allowance for sales discounts	(5,656)	(1.7)	(2,831)	(0.9)
Allowance for chargebacks	(16,272)	(4.8)	(18,716)	(5.6)
Trade accounts receivable, net	$301,511	90.3%	$302,688	90.8%

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

Allowance for Sales Discounts. We provide a trade accounts receivable allowance for sales discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. We use the amount of the discounts that are available to be taken against the period end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income.

Allowance for Chargebacks. We provide a trade accounts receivable allowance for chargebacks and markdowns for wholesale channel sales. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments, and other reasons. Therefore, we record an allowance primarily for known circumstances as well as unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against customer invoices. Additions to the allowance are recorded against gross sales or SG&A expenses in the consolidated statements of comprehensive income.

Refer to Note 2, "Revenue Recognition," of our consolidated financial statements in Part IV within this Annual Report for further information regarding the components of variable consideration, including allowances for doubtful accounts, sales discounts, and chargebacks.

Sales Return Liability. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$448,425	56.7%	$448,848	61.0%
Direct-to-Consumer	343,146	43.3	287,159	39.0
Total	$791,571	100.0%	$736,007	100.0%

	As of March 31,
	2023		2022
	Amount	% of Net Sales	Amount	% of Net Sales
Sales Return Liability
Wholesale	$(33,764)	(7.5)%	$(31,082)	(6.9)%
Direct-to-Consumer	(11,558)	(3.4)	(8,785)	(3.1)
Total	$(45,322)	(5.7)%	$(39,867)	(5.4)%

Reserves are recorded for anticipated future returns of goods shipped prior to the end of the reporting period. In general, we accept returns for damaged or defective products for up to one year. We also have a policy whereby returns are generally accepted from customers and end consumers between 30 to 90 days from the point of sale for cash or credit. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund asset for the right to recover the inventory are recorded against cost of sales and changes to the refund liability are recorded against gross sales in the consolidated statements of comprehensive income. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the consolidated balance sheets.

The amounts of these reserves are determined based on several factors, including known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. For our wholesale channel, we base our estimate of sales returns on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. For our DTC channel and reportable operating segment, we estimate sales returns using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns, among other factors.

Inventories. The following tables summarize estimates for our inventories:

	As of March 31,
	2023		2022
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$566,778	100.0%	$527,531	100.0%
Write-down of inventories	(33,926)	(6.0)	(20,735)	(3.9)
Inventories	$532,852	94.0%	$506,796	96.1%

Inventories, which are principally comprised of finished goods on hand and in transit, are stated at the lower of cost (weighted average) or net realizable value at each financial statement date. Cost includes sourcing as well as inventory procurement costs, including freight, duty, and handling fees which are subsequently expensed to cost of sales. We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell.

Operating Lease Assets and Lease Liabilities. We recognize operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional periods covered by an option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate (IBR). We cannot determine the interest rate implicit in the lease because we do not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, we derive a discount rate at the lease commencement date by utilizing our IBR, which is based on what we would have to pay on a collateralized basis to borrow an amount equal to our lease payments under similar terms. Because we do not currently borrow on a collateralized basis under our revolving credit facilities, we use the interest rate we pay on our non-collateralized borrowings under our Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Refer to Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV within this Annual Report for further information, including more details of our accounting policy elections and disclosures.

Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, including definite-lived trademarks, machinery and equipment, internal-use software, operating lease assets and related leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. At least quarterly, we evaluate factors that would necessitate an impairment assessment, which include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others.

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

We did not identify any definite-lived intangible asset triggering events during the years ended March 31, 2023, and 2022.

During the years ended March 31, 2023, and 2022, we recorded impairment charges of $2,817 and $3,186, respectively, within our DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income for retail store-related operating lease and other long-lived assets. These impairment charges were due to the underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value, which is determined based on an estimate of future discounted cash flows.

Refer to Note 1, "General," and Note 3, "Goodwill and Other Intangible Assets," of our consolidated financial statements in Part IV within this Annual Report for further information on our definite-lived intangible and other long-lived assets.

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

We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-US operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our US and foreign subsidiaries. We have not changed our indefinite reinvestment assertion of foreign earnings other than previously taxed earnings and profits.

Refer to Note 5, "Income Taxes," of our consolidated financial statements in Part IV within this Annual Report for further information on our income taxes and tax strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

For the manufacturing of our products, we purchase from suppliers certain raw materials that are affected by commodity prices, which include sheepskin, wool (primarily for UGGpure), leather, and sugarcane derived resin or EVA.

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

We typically fix prices for all of our raw and other materials with firm pricing agreements on a seasonal basis. For sheepskin, leather, and repurposed wool (or UGGpure), we use purchasing contracts (and refundable deposits for certain sheepskin supply agreements) to attempt to manage price volatility as an alternative to hedging commodity prices. Recently, we have begun to enter into purchasing contracts for sugarcane derived resin or EVA, which is used to manufacture a significant portion of UGG brand products. While EVA purchasing contracts do not typically require deposits when minimum volumes are not fully consumed; they are typically non-cancellable and subject to fees. The purchasing contracts and other pricing arrangements we use for our commodities typically result in purchase obligations which are not recorded in our consolidated balance sheets. In the event of significant price increases for these commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our profitability. We continue to evaluate our pricing agreement strategy for our commodities, including alternative bio-based materials.

Refer to the section titled “Contractual Obligations” above within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, "Commitments and Contingencies," of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase obligations for commodities.

Foreign Currency Exchange Rate Risk

Fluctuations in currency exchange rates, primarily between the US dollar and the currencies of Europe, Asia, Canada, and Latin America, may affect our results of operations, financial position, and cash flows. We face market risk to the extent foreign currency exchange rate fluctuations affect our foreign assets, liabilities, revenues, and expenses. Although most of our sales and inventory purchases are denominated in US dollars, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and local currencies in the international markets where our products are sold and manufactured. We are exposed to financial statement transaction gains and losses as a result of remeasuring our monetary assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We translate all assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Gains and losses resulting from translating assets and liabilities from our subsidiaries' functional currencies to US dollars are recorded in other comprehensive income.

Foreign currency exchange rate fluctuations affect our results of operations and can make comparisons from year to year more difficult. Foreign currency exchange rate fluctuations had an incremental negative impact on our results of operations for the year ended March 31, 2023, when compared to the year ended March 31, 2022.

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

As of March 31, 2023, a hypothetical 10.0% foreign currency exchange rate fluctuation would have resulted in an immaterial aggregate change to our consolidated statements of comprehensive income during the year ended March 31, 2023, due to no outstanding balances for derivative instruments. As of March 31, 2023, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Refer to Note 9, "Derivative Instruments," of our consolidated financial statements in Part IV within this Annual Report for further information on our use of derivative contracts.

Interest Rate Risk

Our market risk exposure with respect to our revolving credit facilities is tied to changes in applicable interest rates, including the adjusted Alternate Base Rate, the Secured Overnight Financing Rate, the adjusted Euro InterBank Offered Rate, the Sterling Overnight Index Average, and the Canadian Dollar Offered Rate for our Primary Credit Facility, and the People’s Bank of China market rate for our China Credit Facility.

A hypothetical 1.0% increase in interest rates for borrowings made under our revolving credit facilities would have resulted in an immaterial aggregate change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2023, due to no outstanding balances under our revolving credit facilities.

Refer to Note 6, "Revolving Credit Facilities," of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed in a separate section following Part IV, as shown on the index under Item 15, “Exhibits and Financial Statement Schedule,” within this Annual Report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2023.

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

As of March 31, 2023, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in most of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on the design and operating effectiveness of our internal control over financial reporting.

Principal Executive Officer and Principal Financial and Accounting Officer Certifications

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32, to this Annual Report. This Part II, Item 9A, should be read in conjunction with such certifications for a more complete understanding of the topics presented.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2023 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2023, pursuant to Regulation 14A under the Exchange Act.

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

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through June 5, 2018 (Exhibit 3.1 to the Registrant’s Form 8-K filed on June 5, 2018, and incorporated by reference herein)
4.1	Description of the Capital Stock of Deckers Outdoor Corporation (Exhibit 4.1 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)
10.1
Credit Agreement, dated December 19, 2022, by and among Deckers Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Benelux B.V., Deckers Outdoor Canada ULC, Deckers Outdoor International Limited, Deckers Coromar, LLC, DBrands SGP Pte. Ltd., Citibank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Comerica Bank, as sole syndication agent, joint lead arranger and joint bookrunner, HSBC Bank USA, National Association, as joint lead arranger and joint bookrunner, and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on December 21, 2022, and incorporated by reference herein)

†10.2
First Amendment to Standard Industrial Lease (Net), dated June 6, 2017, by and between Moreno Knox, LLC, and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

10.3
Second Amendment to Standard Industrial Lease (Net), dated July 17, 2017, by and between Moreno Knox, LLC, and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

†10.4
Standard Industrial Lease (Net), dated February 10, 2021, by and between Westpoint Building II, LLC and Deckers Outdoor Corporation for distribution center at 2633 Westpoint Blvd., Mooresville, IN 46158 (Exhibit 10.4 to the Registrant’s Form 10-K filed on May 28, 2021, and incorporated by reference herein)

†10.5
Standard Industrial Lease (Net), dated April 20, 2022, by and between Westpoint Building V, LLC, and Deckers Outdoor Corporation for distribution center at 2723 Westpoint Blvd., Mooresville, IN 46158 (Exhibit 10.5 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

†10.6
Standard Industrial Lease (Net), dated December 5, 2013, by and between Moreno Knox, LLC, and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014, and incorporated by reference herein)

#10.7	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on June 2, 2008, and incorporated by reference herein)
#10.8	Form of Change in Control and Severance Agreement (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 6, 2020, and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006, and incorporated by reference herein)
#10.10
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan, as amended through May 9, 2007 (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007, and incorporated by reference herein)

#10.11
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective December 16, 2015 (Exhibit 10.1 to the Registrant's Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

#10.12
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 2016 (Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.13	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.14	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.15	Deckers Outdoor Corporation Management Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2015, and incorporated by reference herein)
#10.16	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2016, and incorporated by reference herein)
†#10.17
Form of Performance Stock Option Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 9, 2017, and incorporated by reference herein)

#10.18
Form of Stock Unit Award Agreement (2020 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2019, and incorporated by referenced herein)

†#10.19
Form of Stock Unit Award Agreement (2020 Performance-Based PSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 8, 2019, and incorporated by reference herein)

†#10.20
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2020 LTIP Financial Performance Award (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2019, and incorporated by reference herein)

#10.21
Form of Stock Unit Award Agreement (2021 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2020, and incorporated by reference herein)

†#10.22
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2021 LTIP Financial Performance Award (Exhibit 10.26 to the Registrant’s Form 10-K filed on May 28, 2021, and incorporated by reference herein)

†#10.23
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2021 LTIP Financial Performance Award, 2-year term (Exhibit 10.29 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

#10.24
Form of Stock Unit Award Agreement (2022 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.27 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

†#10.25
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2022 LTIP Financial Performance Award (Exhibit 10.28 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

*#10.26	Form of Stock Unit Award Agreement (2023 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan
†*#10.27	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2023 LTIP Financial Performance Award
†*#10.28	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2023 LTIP Financial Performance Award, 2-year term
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit Number	Description of Exhibit
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVE POWERS	Chief Executive Officer, President, and Director (Principal Executive Officer)	May 26, 2023
Dave Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2023
Steven J. Fasching

/s/ MICHAEL F. DEVINE, III	Chairman of the Board	May 26, 2023
Michael F. Devine, III

/s/ DAVID A. BURWICK	Director	May 26, 2023
David A. Burwick

/s/ NELSON C. CHAN	Director	May 26, 2023
Nelson C. Chan

/s/ CYNTHIA (CINDY) L. DAVIS	Director	May 26, 2023
Cynthia (Cindy) L. Davis

/s/ JUAN R. FIGUEREO	Director	May 26, 2023
Juan R. Figuereo

/s/ MAHA S. IBRAHIM	Director	May 26, 2023
Maha S. Ibrahim

/s/ VICTOR LUIS	Director	May 26, 2023
Victor Luis

/s/ LAURI M. SHANAHAN	Director	May 26, 2023
Lauri M. Shanahan

/s/ BONITA C. STEWART	Director	May 26, 2023
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2023, and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 26, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales return liability as of March 31, 2023, of $45,322, of which $33,764 is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.
We identified the evaluation of the wholesale sales return liability as a critical audit matter. There was a high degree of auditor judgment required to evaluate recent events that could result in a change from historical return rates used to estimate the wholesale sales return liability.

Report of Independent Registered Public Accounting Firm

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
May 26, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 26, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
May 26, 2023

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2023	2022
ASSETS
Cash and cash equivalents	$981,795	$843,527
Trade accounts receivable, net of allowances ($32,504 and $30,591 as of March 31, 2023, and March 31, 2022, respectively) (Note 2 and Schedule II)	301,511	302,688
Inventories	532,852	506,796
Prepaid expenses	33,788	25,610
Other current assets	55,523	55,264
Income tax receivable	4,784	18,243
Total current assets	1,910,253	1,752,128
Property and equipment, net of accumulated depreciation ($317,508 and $282,571 as of March 31, 2023, and March 31, 2022, respectively) (Note 1 and Note 13)	266,679	222,449
Operating lease assets	213,302	182,459
Goodwill (Note 3)	13,990	13,990
Other intangible assets, net of accumulated amortization ($81,033 and $79,061 as of March 31, 2023, and March 31, 2022, respectively) (Note 3)	37,457	39,688
Deferred tax assets, net (Note 5)	72,592	64,217
Other assets	41,930	57,319
Total assets	$2,556,203	$2,332,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$265,605	$327,487
Accrued payroll	63,781	67,553
Operating lease liabilities (Note 7)	50,765	50,098
Other accrued expenses	86,753	81,400
Income tax payable	17,322	12,426
Value added tax payable	13,154	2,720
Total current liabilities	497,380	541,684
Long-term operating lease liabilities (Note 7)	195,723	171,972
Income tax liability	62,032	54,259
Other long-term liabilities	35,335	25,510
Total long-term liabilities	293,090	251,741
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,176 and 26,982 as of March 31, 2023, and March 31, 2022, respectively)	262	270
Additional paid-in capital	232,932	210,825
Retained earnings	1,571,574	1,352,685
Accumulated other comprehensive loss (Note 10)	(39,035)	(24,955)
Total stockholders' equity	1,765,733	1,538,825
Total liabilities and stockholders' equity	$2,556,203	$2,332,250
See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2023	2022	2021
Net sales (Note 12 and Note 13)	$3,627,286	$3,150,339	$2,545,641
Cost of sales	1,801,916	1,542,788	1,171,551
Gross profit	1,825,370	1,607,551	1,374,090
Selling, general, and administrative expenses	1,172,619	1,042,844	869,885
Income from operations (Note 12)	652,751	564,707	504,205
Interest income	(15,563)	(1,901)	(2,637)
Interest expense	3,442	2,083	6,028
Other income, net	(1,210)	(113)	(700)
Total other (income) expense, net	(13,331)	69	2,691
Income before income taxes	666,082	564,638	501,514
Income tax expense (Note 5)	149,260	112,689	118,939
Net income	516,822	451,949	382,575
Foreign currency translation (loss) gain	(14,080)	(8,212)	8,816
Total other comprehensive (loss) income, net of tax	(14,080)	(8,212)	8,816
Comprehensive income	$502,742	$443,737	$391,391
Net income per share
Basic	$19.50	$16.43	$13.64
Diluted	$19.37	$16.26	$13.47
Weighted-average common shares outstanding (Note 11)
Basic	26,504	27,508	28,055
Diluted	26,686	27,789	28,406

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	27,999	$280	$191,451	$973,948	$(25,559)	$1,140,120
Stock-based compensation	4	—	22,695	—	—	22,695
Shares issued upon vesting	107	1	1,501	—	—	1,502
Exercise of stock options	107	1	6,774	—	—	6,775
Shares withheld for taxes	—	—	(19,111)	—	—	(19,111)
Repurchases of common stock (Note 10)	(307)	(3)	—	(99,144)	—	(99,147)
Net income	—	—	—	382,575	—	382,575
Total other comprehensive income	—	—	—	—	8,816	8,816
Balance, March 31, 2021	27,910	279	203,310	1,257,379	(16,743)	1,444,225
Stock-based compensation	4	—	26,780	—	—	26,780
Shares issued upon vesting	83	1	1,990	—	—	1,991
Exercise of stock options	29	—	1,204	—	—	1,204
Shares withheld for taxes	—	—	(22,459)	—	—	(22,459)
Repurchases of common stock (Note 10)	(1,044)	(10)	—	(356,643)	—	(356,653)
Net income	—	—	—	451,949	—	451,949
Total other comprehensive loss	—	—	—	—	(8,212)	(8,212)
Balance, March 31, 2022	26,982	270	210,825	1,352,685	(24,955)	1,538,825
Stock-based compensation	5	—	26,858	—	—	26,858
Shares issued upon vesting	53	—	2,170	—	—	2,170
Exercise of stock options	64	—	4,396	—	—	4,396
Shares withheld for taxes	—	—	(11,317)	—	—	(11,317)
Repurchases of common stock (Note 10)	(928)	(8)	—	(297,364)	—	(297,372)
Excise taxes related to repurchases of common stock	—	—	—	(569)	—	(569)
Net income	—	—	—	516,822	—	516,822
Total other comprehensive loss	—	—	—	—	(14,080)	(14,080)
Balance, March 31, 2023	26,176	$262	$232,932	$1,571,574	$(39,035)	$1,765,733

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$516,822	$451,949	$382,575
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	47,858	42,878	40,530
Amortization on cloud computing arrangements	2,149	1,552	737
Loss on extinguishment of debt	226	—	—
Bad debt expense (benefit)	1,983	(342)	3,053
Deferred tax benefit	(9,719)	(27,796)	(8,171)
Stock-based compensation	26,897	26,816	22,701
Loss on disposal of long-lived assets	2,691	107	1,019
Impairment of intangible assets	—	—	3,522
Impairment of operating lease and other long-lived assets	2,817	3,186	14,084
Gain on settlement of asset retirement obligations	—	—	(207)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(806)	(86,627)	(33,173)
Inventories	(26,056)	(228,554)	33,378
Prepaid expenses and other current assets	(5,609)	(19,095)	(22,128)
Income tax receivable	13,459	(11,933)	1,842
Net operating lease assets and lease liabilities	(8,308)	3,189	250
Other assets	13,240	(28,296)	(3,103)
Trade accounts payable	(74,247)	89,184	79,176
Other accrued expenses	11,528	(20,370)	53,785
Income tax payable	4,897	(24,494)	25,817
Other long-term liabilities	17,600	999	530
Net cash provided by operating activities	537,422	172,353	596,217
INVESTING ACTIVITIES
Purchases of property and equipment	(81,025)	(51,017)	(32,218)
Proceeds from sales of property and equipment	12	8	49
Net cash used in investing activities	(81,013)	(51,009)	(32,169)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	9,100
Repayments of short-term borrowings	—	—	(9,478)
Loan origination costs on revolving credit facilities	(1,537)	—	—
Proceeds from issuance of stock	2,170	1,991	1,502
Proceeds from exercise of stock options	4,396	1,204	6,775
Repurchases of common stock	(297,372)	(356,653)	(99,147)
Cash paid for shares withheld for taxes	(16,688)	(14,024)	(7,432)
Repayments of mortgage principal	—	—	(30,901)
Net cash used in financing activities	(309,031)	(367,482)	(129,581)
Effect of foreign currency exchange rates on cash and cash equivalents	(9,110)	304	5,458
Net change in cash and cash equivalents	138,268	(245,834)	439,925
Cash and cash equivalents at beginning of period	843,527	1,089,361	649,436
Cash and cash equivalents at end of period	$981,795	$843,527	$1,089,361

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $1,421, $77, and $1,564, as of March 31, 2023, 2022, and 2021, respectively	$134,565	$192,013	$104,068
Interest	1,880	1,842	2,931
Operating leases	60,353	55,588	57,376
Non-cash investing activities
Change in accounts payable and other accrued expenses for purchases of property and equipment	5,325	2,797	2,721
Accrued for asset retirement obligation assets related to leasehold improvements	8,203	3,900	1,842
Leasehold improvements acquired through tenant allowances	—	4,061	—
Non-cash financing activities
Accrued for shares withheld for taxes	5,371	8,435	11,679
Accrued excise taxes related to repurchases of common stock	569	—	—

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Note 1. General

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. As part of its omni-channel platform, the Company’s proprietary brands are aligned across its fashion lifestyle groups, including the UGG® (UGG) and Koolaburra by UGG® brand (Koolaburra) brands, and performance lifestyle group, including the HOKA® (HOKA), Teva® (Teva), and Sanuk® (Sanuk) brands.
The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its retail stores and e‑commerce websites. Independent third-party contractors manufacture all of the Company’s products. A significant part of the UGG brand’s business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to the variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of the Company’s aggregate net sales, the Company expects the impact from seasonality to continue to decrease over time.

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2023, and 2022 and for the years ended March 31, 2023, 2022, and 2021 (referred to herein as “year ended” or “years ended”, or as “fiscal year 2023,” “fiscal year 2022,” and “fiscal year 2021,” respectively) are prepared in accordance with generally accepted accounting principles in the United States (US GAAP).

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, and recessionary concerns, on its business and operations. Although the full impact of these factors are unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially affected.

Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, including the sales return asset and liability; contract assets and liabilities; stock-based compensation; impairment assessments, including goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate (IBR) utilized to measure its operating lease assets and lease liabilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
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

Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, the Company’s reportable operating segments). Refer to Note 12, "Reportable Operating Segments," for further information on the Company’s reportable operating segments.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standards Updates (ASU) that have been adopted and not yet adopted by the Company for its annual and interim reporting periods as stated below.

Recently Adopted. The following is a summary of an ASU adopted by and its impact on the Company:

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

The Company has evaluated the impact of the adoption of this ASU on its revolving credit facilities, lease agreements, cash flow hedges and other relevant agreements; however, the adoption did not have a material impact on its consolidated financial statements.

During December 2022, the Company entered into a new credit agreement with Secured Overnight Financing Rate (SOFR) interest terms and the previous credit agreement with LIBOR interest terms was terminated. Refer to Note 6, "Revolving Credit Facilities," for further information on the Company's Revolving Credit Facilities.

Not Yet Adopted. The following is a summary of each ASU that has been issued and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon its adoption:

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

This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, except for the disclosure of roll forward information.
Q1 FY 2024 and Q1 FY 2025
The Company currently has an SFP program with a third-party financial institution that allows certain participating suppliers to finance payment obligations of the Company, prior to their scheduled due dates, at a discounted price to the third-party financial institution. The Company evaluated this ASU and its implications on the presentation of its SFP program on its consolidated balance sheets and determined no reclassification on adoption in Q1 FY 2024 is required from trade accounts payable to short-term debt as the payment terms under the SFP program are less than 90 days.

The Company is continuing to evaluate the impact of this ASU for the new disclosure requirements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2023-01 - Common Control Arrangements
A lessee is generally required to amortize leasehold improvements over the shorter of the useful life or the lease term. The ASU amends the amortization period for leasehold improvements in common control lease arrangements to the useful life of the common control group, as long as the lessee continues to control the use of the underlying asset throughout the lease term.

This ASU is effective on a retrospective basis for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted.
		Q1 FY 2025	The Company is currently evaluating the impact of this ASU on the Company.

Summary of Significant Accounting Policies. The following is a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and all highly liquid investments, such as money-market funds, with an original maturity of three months or less. The carrying value of money-market funds approximates the fair value as it is considered a highly liquid investment when purchased. Money-market funds are recorded in cash and cash equivalents in the consolidated balance sheets. Refer to Note 4, "Fair Value Measurements," for further information on the fair value of money-market funds. Refer to Note 13, "Concentration of Business," for further information on credit risks in cash.

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

Inventories. Inventories, which are principally comprised of finished goods on hand and in transit, are stated at the lower of cost (weighted average) or net realizable value at each financial statement date. Cost includes sourcing as well as inventory procurement costs, including freight, duty, and handling fees which are subsequently expensed to cost of sales. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company regularly reviews inventory for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or realizable value.

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

As of March 31, 2023, net capitalized costs for CCAs are $5,161, with $1,880 recorded in prepaid expenses and $3,281 recorded in other assets in the consolidated balance sheets. As of March 31, 2022, net capitalized costs for CCAs are $2,402, with $1,429 recorded in prepaid expenses and $973 recorded in other assets in the consolidated balance sheets. The increase in net capitalized costs for CCAs during the year ended March 31, 2023, are primarily due to gross additions of $4,909.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
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

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful life. Leasehold improvements are amortized to their residual value, if any, on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Changes in the estimate of the useful life of an asset may occur after an asset is placed in service. For example, this may occur as a result of the Company incurring costs that prolong the useful life of an asset, which would be recorded as an adjustment to depreciation over the revised remaining useful life. Depreciation and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful life (years)	2023	2022
Land	Indefinite	$32,864	$32,864
Building	39.5	36,191	36,112
Machinery and equipment	1-10	187,754	177,397
Furniture and fixtures	3-7	39,538	35,600
Computer software	3-10	115,349	104,114
Leasehold improvements	1-11	118,351	108,526
Construction in progress		54,140	10,407
Gross property and equipment		584,187	505,020
Less accumulated depreciation and amortization		(317,508)	(282,571)
Total		$266,679	$222,449

Operating Lease Assets and Lease Liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional period covered by the Company's option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

Operating lease assets are initially measured at cost, which comprises the initial amount of the associated lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances. Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus or minus any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Operating lease assets and lease liabilities are presented separately in the consolidated balance sheets on a discounted basis. The current portion of operating lease liabilities is presented within current liabilities, while the long-term portion is presented separately as long-term operating lease liabilities. Refer to Note 7, "Commitments and Contingencies," for further information on the discount rate methodology used to measure operating lease assets and lease liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Rent expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in SG&A expenses in the consolidated statements of comprehensive income. Lease payments recorded in the operating lease liabilities (1) are fixed payments, including in-substance fixed payments and fixed rate increases, owed over the lease term and (2) exclude any lease prepayments as of the periods presented. Refer to Note 7, "Commitments and Contingencies," for further information on the nature of variable lease payments and the timing of recognition of rent expense.

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

The Company monitors for events that require a change in estimates for its operating lease assets and lease liabilities, such as modifications to the terms of the contract, including the lease term, economic events that may trigger a contractual term contingency, such as minimum lease payments or termination rights, and related changes in discount rates used to measure the operating lease assets and lease liabilities, as well as events or circumstances that result in lease abandonment or operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liabilities, a corresponding adjustment is made to the carrying amount of the operating lease assets. The operating lease assets are remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities. Refer to the paragraph titled “Definite-Lived Intangible and Other Long-Lived Assets” below for further information on the Company’s accounting policy for evaluating the carrying amount of its operating lease assets and related leasehold improvements for indicators of impairment.

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

The Company’s asset retirement obligations (AROs) are recorded in other long-term liabilities in the consolidated balance sheets and activity was as follows:

Amounts
Balance, March 31, 2021	$12,983
Additions and changes in estimate	4,622
Liabilities settled during the period	(898)
Accretion expenses	327
Foreign currency translation gains	(232)
Balance, March 31, 2022	16,802
Additions and changes in estimate	9,724
Liabilities settled during the period	(2,284)
Accretion expenses	513
Foreign currency translation gains	(199)
Balance, March 31, 2023	$24,556

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
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

The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable operating segments. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or other factors impacting the industry. Upon completion of the quantitative assessment, the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. Refer to Note 3, "Goodwill and Other Intangible Assets," for further information on the Company’s goodwill and indefinite-lived intangible assets and annual impairment assessment results.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
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

During the years ended March 31, 2023, 2022, and 2021, the Company recorded impairment charges of $2,817, $3,186, and $14,084, within its DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income for retail store-related operating lease and other long-lived assets. These impairment charges were due to the underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value, which is determined based on an estimate of the future discounted cash flows. Refer to Note 3, "Goodwill and Other Intangible Assets," for further information on the Company’s definite-lived intangible asset impairment assessment results.

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

The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs, consisting of forward spot rates at the end of the applicable periods from counterparties, which are corroborated by market-based pricing, and are recorded in other current assets or other accrued expenses in the consolidated balance sheets. The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

The Company generally enters into over-the-counter derivative contracts with high-credit-quality counterparties, and therefore, considers the risk that counterparties fail to perform according to the terms of the contract as low. The Company factors the nonperformance risk of the counterparties into the fair value measurements of its derivative contracts. Refer to Note 9, "Derivative Instruments," for further information on the impact of derivative instruments and hedging activities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Stock Repurchase Program. Repurchased shares of the Company’s common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value as well as the portion due for excise taxes, is allocated to retained earnings in the consolidated balance sheets. Refer to Note 10, "Stockholders' Equity," for further information on the Company’s stock repurchase program.

Revenue Recognition. Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of and obtain substantially all the remaining benefits from the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue and measures the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days.

Wholesale and international distributor revenue are recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and e-commerce revenue transactions are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service, and, for certain wholesale and all e-commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment. Refer to Note 2, "Revenue Recognition," for further information regarding the Company’s components of variable consideration.

Cost of Sales. Cost of sales for the Company’s goods are for finished goods, which includes purchase costs as well as related overhead. Overhead includes certain costs for planning, purchasing, quality control, freight, and duties. Purchase costs includes allocation of initial molds and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales when the product is sold in the consolidated statements of comprehensive income. Purchase costs exclude depreciation and amortization costs of leasehold improvements, equipment and other assets in the Company’s retail locations, outlets, and distribution centers (DCs), as well as warehousing and distribution and sourcing costs, as these are collectively expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $38,657, $33,344, and $28,626 for the years ended March 31, 2023, 2022, and 2021, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Advertising, Marketing, and Promotion Expenses. Advertising, marketing, and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, and amounted to $271,140, $255,881, and $188,345 for the years ended March 31, 2023, 2022 and 2021, respectively, which are recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2023, and 2022 are $4,930 and $2,759, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards for which management deems achievement of the performance criteria and service conditions to be probable. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria, as well as the Company’s reliance on the closing price of its stock on the New York Stock Exchange at or near the time of

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
grant. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 8, "Stock-Based Compensation," for further information on grant activity and additional disclosure related to stock-based compensation.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $4,433, $3,953, and $3,339 during the years ended March 31, 2023, 2022, and 2021, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, there were no Company profit-sharing contributions for the years ended March 31, 2023, 2022, and 2021.

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

As of March 31, 2023, and 2022, no material payments are made or pending under the plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. Refer to Note 4, "Fair Value Measurements," for further information on the fair value of deferred compensation assets and liabilities.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income during the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recorded in the consolidated statements of comprehensive income in the period that includes the enactment date.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Comprehensive Income. Comprehensive income or loss is the total of net earnings and all other non-owner changes in equity. Comprehensive income or loss includes net income or loss, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges. Refer to Note 10, "Stockholders' Equity," for further information on components of OCI.

Net Income per Share. Basic net income or loss per share represents net income or loss divided by the weighted-average number of common shares outstanding for the period. Diluted net income or loss per share represents net income or loss divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. Refer to Note 11, "Basic and Diluted Shares," for a reconciliation of basic to diluted weighted-average common shares outstanding.

Note 2. Revenue Recognition

Variable Consideration. Components of variable consideration include estimated allowance for sales discounts, allowance for chargebacks, and sales return asset and liability. Estimates for variable consideration are based on the amounts earned or estimates to be claimed as an adjustment to sales. Estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.

Allowance for Sales Discounts. The Company provides a trade accounts receivable allowance for sales discounts for wholesale channel sales, which reflects a discount that customers may take, generally based on meeting certain order, shipment or prompt payment terms. The Company uses the amount of the discounts that are available to be taken against the period end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. Additions to the allowance are recorded against gross sales in the consolidated statements of comprehensive income.

Allowance for Chargebacks. The Company provides a trade accounts receivable allowance for chargebacks for wholesale channel sales. When customers pay their invoices, they may take deductions against their invoices that can include chargebacks for price differences, markdowns, short shipments, and other reasons. Therefore, the Company records an allowance primarily for known circumstances as well as unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against customer invoices. Additions to the allowance are recorded against gross sales or SG&A expenses in the consolidated statements of comprehensive income.

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

Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund asset for the right to recover the inventory are recorded against cost of sales and changes in the refund liability are recorded against gross sales in the consolidated statements of comprehensive income. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the consolidated balance sheets. The amounts of these reserves are determined based on several factors, including known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.

Activity during the years ended March 31, 2023, and 2022, related to estimated sales returns was as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2021	$10,704	$(37,717)
Net additions to sales return liability*	43,555	(178,722)
Actual returns	(42,768)	176,572

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Balance, March 31, 2022	11,491	(39,867)
Net additions to sales return liability*	67,249	(229,864)
Actual returns	(63,055)	224,409
Balance, March 31, 2023	$15,685	$(45,322)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract liabilities are recorded in other accrued expenses in the consolidated balance sheets and include loyalty programs and other deferred revenue.

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until one of the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption and expiration patterns. The Company’s contract liability for loyalty programs is recorded in other accrued expenses in the consolidated balance sheets.

Activity during the years ended March 31, 2023, and 2022, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2021	$(12,231)
Redemptions and expirations for loyalty certificates and points recognized in net sales	56,930
Deferred revenue for loyalty points and certificates issued	(55,582)
Balance, March 31, 2022	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	49,123
Deferred revenue for loyalty points and certificates issued	(51,384)
Balance, March 31, 2023	$(13,144)

Deferred Revenue. Revenue is deferred for wholesale channel transactions when certain conditions outlined within the contract terms, including the transfer of control or delivery of product, has not occurred, such as when a wholesale channel customer prepays for ordered product. The contract liability for deferred revenue is recorded in other accrued expenses in the consolidated balance sheets.

Activity during the years ended March 31, 2023, and 2022, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2021	$(5,425)
Additions of customer cash payments	(51,770)
Revenue recognized	41,391
Balance, March 31, 2022	$(15,804)
Additions of customer cash payments	(53,797)
Revenue recognized	56,153
Balance, March 31, 2023	$(13,448)

Refer to Note 12, "Reportable Operating Segments," for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are recorded in the consolidated balance sheets as follows:

	As of March 31,
	2023	2022
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454
Definite-lived intangible assets
Trademarks	51,723	51,723
Other	51,313	51,572
Total gross carrying amount	103,036	103,295
Accumulated amortization	(81,033)	(79,061)
Net definite-lived intangible assets	22,003	24,234
Total other intangible assets, net	37,457	39,688
Total	$51,447	$53,678

The weighted-average amortization period for definite-lived intangible assets was 15 years for the years ended March 31, 2023, and 2022. Intangible assets consist primarily of indefinite-lived and definite-lived trademarks, customer relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.

Annual Impairment Assessment. During the years ended March 31, 2023, 2022, and 2021, the Company evaluated goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segment as of December 31st and evaluated the Teva indefinite-lived trademarks as of October 31st. Based on the evaluation of qualitative and quantitative factors, including the asset carrying amounts recorded in the consolidated balance sheets against each of the brands’ actual results of operations and long-term forecasts of net sales and operating income, no impairment loss was recorded for goodwill and indefinite-lived intangible assets. As of March 31, 2023, and 2022, the gross carrying amount of goodwill is $143,765 and the accumulated impairment losses are $129,775.

The Company did not identify any definite-lived intangible asset triggering events during the years ended March 31, 2023, and 2022. During the year ended March 31, 2021, the Company recorded an impairment loss of $3,522 for the Sanuk brand definite-lived international trademark, driven by the strategic decision to focus primarily on future domestic growth, within the Company’s Sanuk brand wholesale reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income.

Amortization Expense. A reconciliation of the changes in total other intangible assets, net, recorded in the consolidated balance sheets are as follows:

Amounts
Balance, March 31, 2020	$48,016
Impairment charges	(3,522)
Amortization expense	(2,565)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Amounts
Foreign currency translation net gain	16
Balance, March 31, 2021	41,945
Amortization expense	(2,248)
Foreign currency translation net loss	(9)
Balance, March 31, 2022	39,688
Amortization expense	(2,228)
Foreign currency translation net loss	(3)
Balance, March 31, 2023	$37,457

Expected amortization expense for amortizable intangible assets subsequent to March 31, 2023, is as follows:

Years Ending March 31,	Amounts
2024	$2,198
2025	2,053
2026	1,551
2027	1,519
2028	1,519
Thereafter	13,163
Total	$22,003

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade accounts receivable, net, trade accounts payable, accrued payroll, and other accrued expenses, approximates fair value due to their short-term nature. When the Company makes short-term borrowings, the carrying amounts, which are considered Level 2 liabilities, approximate fair value based upon current rates and terms available to the Company for similar debt. The Company does not currently have any Level 3 assets or liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets are as follows:

	As of	Measured Using
	March 31, 2023	Level 1	Level 2	Level 3
Money-market funds	$675,468	$675,468	$—	$—
Non-qualified deferred compensation asset	8,399	8,399	—	—
Non-qualified deferred compensation liability	(11,326)	(11,326)	—	—

	As of	Measured Using
	March 31, 2022	Level 1	Level 2	Level 3
Money-market funds	$524,063	$524,063	$—	$—
Non-qualified deferred compensation asset	8,933	8,933	—	—
Non-qualified deferred compensation liability	(9,573)	(9,573)	—	—

As of March 31, 2023, the non-qualified deferred compensation asset of $8,399 is recorded in other assets in the consolidated balance sheets. As of March 31, 2023, the non-qualified deferred compensation liability of $11,326 is recorded in the consolidated balance sheets, with $737 recorded in other accrued expenses and $10,589 recorded in other long-term liabilities. As of March 31, 2022, the non-qualified deferred compensation asset of $8,933 is recorded in other assets in the consolidated balance sheets. As of March 31, 2022, the non-qualified deferred compensation liability of $9,573 is recorded in the consolidated balance sheets, with $936 recorded in other accrued expenses and $8,637 recorded in other long-term liabilities.

The Company's non-financial assets, such as other long-lived assets and definite-lived intangible assets, which include operating lease assets, machinery and equipment, leasehold improvements, definite-lived trademarks; as well as indefinite-lived intangible assets and goodwill, are not required to be carried at fair value on a recurring basis and are reported at carrying value. Instead, these assets are tested for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable. When determining fair value, Level 3 measurements are used for the estimates and assumptions, including undiscounted future cash flows expected to be generated by the asset groups based upon historical experience, expected market conditions, as well and management's plans.

Note 5. Income Taxes

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2023	2022	2021
Domestic*	$467,231	$396,368	$368,328
Foreign	198,851	168,270	133,186
Total	$666,082	$564,638	$501,514

*Domestic income before income taxes for the years ended March 31, 2023, 2022, and 2021 is presented net of intercompany dividends (or repatriated cash) of $0, $120,000, and $175,000, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2023	2022	2021
Current
Federal	$115,708	$95,012	$93,562
State	18,418	22,544	15,595
Foreign	24,853	22,929	17,953
Total	158,979	140,485	127,110
Deferred
Federal	4,830	(17,316)	(6,717)
State	382	(4,827)	(633)
Foreign	(14,931)	(5,653)	(821)
Total	(9,719)	(27,796)	(8,171)
Total	$149,260	$112,689	$118,939

Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended March 31,
	2023	2022	2021
Computed expected income taxes	$139,882	$118,574	$105,318
State income taxes, net of federal income tax benefit (1)	15,881	16,896	16,479
Foreign rate differential	(21,420)	(22,188)	(15,507)
Gross unrecognized tax benefits	20,122	(491)	7,632
Intercompany transfers of assets (1)	(13,072)	(219)	(27)
US tax on foreign earnings	7,672	4,325	4,252
Other (1)	195	(4,208)	792
Total	$149,260	$112,689	$118,939

(1) Certain reclassifications have been made in the prior periods presented to conform with the current period presentation.

Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2023	2022
Deferred tax assets
Amortization of intangible assets	$16,788	$4,828
Operating lease liabilities	38,673	37,020
Uniform capitalization adjustment to inventory	13,823	11,996
Reserves and accruals (1)	48,949	41,894
Net operating loss carry-forwards	3,477	1,802
Deferred revenue	7,924	22,074
Other (1)	1,070	2,024
Gross deferred tax assets	130,704	121,638

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

	As of March 31,
	2023	2022
Valuation allowances	(1,224)	(1,206)
Total	129,480	120,432
Deferred tax liabilities
Prepaid expenses	(6,930)	(5,460)
Operating lease assets	(31,250)	(28,831)
Depreciation of property and equipment	(18,708)	(21,924)
Total	(56,888)	(56,215)
Deferred tax assets, net	$72,592	$64,217

(1) Certain reclassifications have been made in the prior periods presented to conform with the current period presentation.

The deferred tax assets are currently expected to be realized between fiscal years 2024 and 2031. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of foreign losses in jurisdictions with limited future profitability.

US Taxation of Foreign Earnings. The Company is subject to US taxation of its foreign subsidiary earnings, which is considered global intangible low-taxed income, as well as limitations on the deductions of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above.

As of March 31, 2023, the Company has $523,957 of undistributed earnings from its non-US subsidiaries, of which $299,114 is held as cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2023, the Company has $13,477 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been paid.

The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. No intercompany dividends were declared by the Company from a foreign subsidiary with related foreign withholding tax requirements during the year ended March 31, 2023.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits are as follows:

Balance, March 31, 2020	$17,638
Gross increase related to current year tax positions	2,242
Gross increase related to prior year tax positions	8,566
Settlements	(1,215)
Lapse of statute of limitations	(1,961)
Balance, March 31, 2021	25,270
Gross increase related to current year tax positions	2,520
Gross increase related to prior year tax positions	2,750
Gross decrease related to prior year tax positions	(243)
Settlements	(795)
Lapse of statute of limitations	(4,723)
Balance, March 31, 2022	24,779
Gross increase related to current year tax positions	6,865
Gross increase related to prior year tax positions	16,243
Gross decrease related to prior year tax positions	(456)
Lapse of statute of limitations	(2,530)
Balance, March 31, 2023	$44,901

Total gross unrecognized tax benefits recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2023	2022
Long-term asset
Deferred tax assets, net	$3,145	$—
Current liability
Income tax payable	1,829	—
Long-term liability
Income tax liability	39,927	24,779
Total	$44,901	$24,779

As of March 31, 2023, and 2022, the Company has accrued $5,828 and $4,722 for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2023, 2022, and 2021, the Company recorded $1,106, $(60), and $1,151, respectively, of interest and penalties as an increase or (decrease) to interest expense in the consolidated statements of comprehensive income.

Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in the Company’s income tax return that would impact the Company’s effective tax rate, if recognized. Management believes it is reasonably possible that the amount of net unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $7,917, which includes amounts relating to expirations of statute of limitations and settlements of various tax matters. Of this amount, $6,929 would result in an income tax benefit for the Company and $988 would result in a decrease to interest expense in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2019.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material impact on results of operations or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. However, management does not currently expect these audits and inquiries to have a material impact on the Company’s consolidated financial statements.

Note 6. Revolving Credit Facilities

Primary Credit Facility. In December 2022, the Company refinanced in full and terminated its prior credit agreement originally entered into in September 2018 (Prior Credit Agreement). The refinanced revolving credit facility agreement is with Citibank, N.A. (Citibank), as administrative agent, Comerica Bank, as sole syndication agent, and the lenders party thereto (Credit Agreement). The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on December 19, 2027, subject to extension on early termination as described in the Credit Agreement.

In addition to allowing borrowings in US dollars, the Primary Credit Facility provides a $175,000 sublimit for borrowings in Euros, Sterling, Canadian dollars, and any other foreign currency that is subsequently approved by Citibank, each lender, and each bank issuing letters of credit. Subject to customary conditions, the Company has the option to increase the maximum principal amount available up to an additional $300,000, resulting in a maximum available principal amount of $700,000. However, none of the lenders have committed at this time to provide any such increase in the commitment.

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

Interest for borrowings in US dollars will fluctuate between SOFR, plus 1.00% and 0.10% based on the Company's total net leverage ratio, and ABR, plus 0% per annum. The applicable interest rate margin is based on a pricing grid based on the Company’s total net leverage ratio and ranges from 1.00% to 1.625% per annum in the case of loans based on the SOFR, EURIBOR, SONIA, or CDOR, and from 0.00% to 0.625% per annum in the case of loans based on ABR. As of March 31, 2023, the effective interest rates for SOFR and ABR are 5.90% and 8.00%, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum on the daily unused amount of the Primary Credit Facility, with the exact commitment fee based on the Company’s total net leverage ratio.

Borrowing Activity. During the year ended March 31, 2023, the Company made no borrowings or repayments under the Primary Credit Facility. As of March 31, 2023, the Company has no outstanding balance, $958 of outstanding letters of credit, and available borrowings of $399,042 under the Primary Credit Facility.

Deferred Financing Costs. The Company paid various commitment, arrangement, and other fees to certain parties to the Credit Agreement, and reimbursed certain of the parties’ expenses, which totaled $1,537, with $313 recorded in other current assets and $1,224 recorded in other assets in the consolidated balance sheets. These costs will be amortized on a straight-line basis over the term of the Credit Agreement. Deferred financing costs associated with the Prior Credit Agreement had a remaining unamortized balance previously recorded in other current assets in the consolidated balance sheets of $226, which was written off to interest expense during the quarter ended December 31, 2022.

China Credit Facility. In October 2021, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $43,672, with an overdraft facility sublimit of CNY100,000, or $14,557. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 12 months. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of March 31, 2023, the effective interest rate is 3.95%. During the year ended March 31, 2023, the Company made no borrowings or repayments under the China Credit Facility. As of March 31, 2023, the Company has no outstanding balance, outstanding bank guarantees of $29, and available borrowings of $43,643 under the China Credit Facility.

Japan Credit Facility. On January 31, 2023, Deckers Japan, G.K. (Deckers Japan), a wholly owned subsidiary of the Company, allowed a credit agreement in Japan (Japan Credit Facility) to expire and the Company cancelled the associated parent guarantee. If borrowing needs arise, Deckers Japan is able to borrow from one or more of the Company's subsidiaries through intercompany loans as permitted under the Primary Credit Facility.

During year ended March 31, 2023, the Company made no borrowings or repayments and had no outstanding balance prior to the expiration of the Japan Credit Facility.

Debt Covenants. Under the Credit Agreement, the Company is subject to usual and customary representations and warranties, and contains usual and customary affirmative and negative covenants, which include limitations on liens, additional indebtedness, investments, restricted payments, indemnification provisions in favor of the lenders and transactions with affiliates. The financial covenant requires the total net leverage ratio to be not greater than 3.75 to 1.00.

Under the Credit Agreement, the Company is also subject to other customary limitations, as well as usual and customary events of default, which include non-payment of principal, interest, fees and other amounts; breach of a representation or warranty; non-performance of covenants and obligations; default on other material debt; bankruptcy or insolvency; material judgments; incurrence of certain material Employee Retirement Income Security Act of 1974 (ERISA) liabilities; and a change of control of the Company.

Under the China Credit Facility, DBTC is subject to usual and customary representations and warranties, and usual and customary affirmative and negative covenants, which include limitations on liens and additional indebtedness.

As of March 31, 2023, the Company is in compliance with all financial covenants under the Primary Credit Facility and China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Note 7. Commitments and Contingencies

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts which vary in lease terms but, in the aggregate, continue in effect through calendar year 2033. Some of the Company's operating leases contain extension options between one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Variable Lease Payments. Certain leases require additional payments based on (1) actual or forecasted sales volume (either monthly or annually), (2) reimbursement for real estate taxes (tax), (3) common area maintenance (CAM), and (4) insurance (collectively, variable lease payments). Variable lease payments are generally excluded from operating lease assets and lease liabilities and are recorded in rent expense as a component of SG&A expenses in the consolidated statements of comprehensive income. Some leases are dependent upon forecasted annual sales volume, and lease payments are recognized on a straight-line basis as rent expense over each annual period when the achievement of the related sales target is reasonably likely to occur. Other variable lease payments, such as tax, CAM, and insurance, are recognized in rent expense as incurred. Some leases contain one fixed lease payment that include variable lease payments, which are considered non-lease components. The Company has elected to account for these instances as a single lease component and the total of these fixed payments is used to measure the operating lease assets and lease liabilities.

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its IBR. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. The Company has a centralized treasury function, which enables the Company to use a portfolio approach to discount lease obligations. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not currently borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its non-collateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Rent Expense. The components of rent expense for operating leases recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2023	2022	2021
Operating	$52,961	$51,126	$52,849
Variable	30,309	24,265	24,033
Short-term	5,729	3,428	3,015
Total	$88,999	$78,819	$79,897

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2023, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount
2024	$54,948
2025	42,694
2026	44,557
2027	39,779
2028	32,838
Thereafter	62,359
Total undiscounted future lease payments	277,175
Less: Imputed interest	(30,687)
Total	$246,488

Operating lease liabilities recorded in the consolidated balance sheets exclude an aggregate of $19,506 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced. These leases are primarily for the following:

•a new international UGG brand flagship retail store in London, England with an initial term of six years, which the Company expects to commence in the first quarter of its next fiscal year ending March 31, 2024 (next fiscal year);

•a new international UGG brand flagship retail store in Munich, Germany with an initial term of five years, which the Company expects to commence in the first quarter of its next fiscal year; and,

•a new HOKA brand retail store in Nagoya, Japan with an initial lease term of six years, which the Company expects to commence in the second quarter of its next fiscal year.

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and lease liabilities that are outstanding and presented in the consolidated balance sheets are as follows:

	As of March 31,
	2023	2022
Weighted-average remaining lease term in years	6.0	5.6
Weighted-average discount rate	3.2%	2.6%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases were as follows:

	Years Ended March 31,
	2023	2022	2021
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$84,988	$50,190	$9,861
Reductions to operating lease assets for reductions to lease liabilities*	(1,903)	(5,293)	(12,051)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. The Company has $668,388 of outstanding purchase orders or other obligations with its manufacturers as of March 31, 2023. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements several months before consumers decide to purchase its products. The Company generally orders product three to nine months in advance of the anticipated shipment dates based primarily on a combination of required product lead time and the timing of orders received from customers and consumers. Accordingly, the aggregate amount reflects purchase commitments for products that the Company reasonably expects to fulfill in the ordinary course of business. A significant portion of the purchase commitments can be cancelled by the Company under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase obligations for products, and instead reflects an estimate of its future payment commitments based on information currently available.

Commodities. The Company has an aggregate of $175,099 remaining for commodity purchase commitments, primarily for sheepskin, wool (primarily for UGGpure® (UGGpure)), leather, and sugarcane derived resin or ethylene vinyl acetate (EVA), as of March 31, 2023 (collectively, commodity contracts). These commitments generally arise under one to two-year supply agreements. The aggregate amount reflects the remaining commitments under these purchase orders. The Company typically enters into contracts requiring these purchase commitments that its affiliates, manufacturers, factories, and other agents (each, a Buyer) must make on or before a specified target date. These agreements may result in unconditional purchase commitments if a Buyer does not meet the minimum purchase requirements.

In the event a Buyer does not purchase such minimum commitments by the original target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, either through deposits or non-cancellable fees. For certain sheepskin supply agreements, the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments, as these sheepskin supply agreements do not permit net settlement. There are $16,243 of certain sheepskin supply agreement related deposits, included in the aggregate commodity purchase commitment amount above, that have not been fully consumed as of March 31, 2023, which are recorded in other assets in the consolidated balance sheets. This amount reflects remaining minimum commitments the Company expects will be consumed in future periods in the ordinary course of business, and that any remaining deposits are expected to become fully refundable or will be reflected as a credit against purchases. During the year ended March 31, 2023, the Company received refunds of deposits of $16,877 reflecting the return of funds previously advanced to sheepskin suppliers under certain expired supply agreements.

Recently, the Company began to enter into purchasing contracts for sugarcane derived resin or EVA, which is used to manufacture a significant portion of UGG brand products. While EVA purchasing contracts do not require deposits when minimum volumes are not fully consumed; they are non-cancellable and are subject to fees.

Total future minimum commitments for commodity contracts as of March 31, 2023, are as follows:

Contract Effective Date	Original Target Date	Contract Value	Remaining Commitment
October 2018*	September 2020	$3,600	$1,586
October 2018	September 2021	2,560	2,560
August 2021*	September 2022	25,200	14,657
August 2021	September 2022	35,000	10,372
November 2021	December 2022	2,450	2,185
August 2021	September 2023	72,000	49,102
December 2021	September 2024	32,920	21,326

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

Contract Effective Date	Original Target Date	Contract Value	Remaining Commitment
December 2022	September 2024	45,800	43,945
April 2022	December 2024	21,561	18,266
December 2022	September 2025	11,100	11,100
		$252,191	$175,099

*Expired sheepskin supply agreements with minimum purchase obligation deposits outstanding reflected in the remaining commitment balance, as disclosed above.

The amounts in the table above do not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase obligations, and instead reflect an estimate of its future payment obligations based on information currently available.

Other. The Company has an aggregate of $234,837 of other purchase commitments as of March 31, 2023. Included within these purchase commitments are third-party logistics provider (3PL) arrangements, sales management services, supply chain services, information technology (IT) services, promotional expenses, and other commitments under service contracts, which are required to be paid during the fiscal years ending March 31, 2024, through 2028.

Litigation. From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on the Company as a result of legal costs, diversion of management time and resources, and other factors.

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

Note 8. Stock-Based Compensation

In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), the primary purpose of which is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors, and advisors. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000. From time to time, the Company grants various types of stock-based compensation under the 2015 SIP, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock appreciation rights, and non-qualified stock options (NQSOs). The Company typically makes annual grants of RSUs and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Annual Awards. The Company grants annual awards under the 2015 SIP, which entitle the recipients to receive shares of the Company’s common stock upon vesting, RSUs are subject to time-based vesting criteria and typically vest in equal annual installments over three years following the date of grant.

Annual award activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2020	162,349	$124.47
Granted	47,015	220.31
Vested*	(92,614)	(104.92)
Forfeited	(3,664)	(147.34)
Nonvested, March 31, 2021	113,086	179.58
Granted	52,256	363.89
Vested*	(60,034)	(162.37)
Forfeited	(7,441)	(239.39)
Nonvested, March 31, 2022	97,867	284.00
Granted	51,955	338.99
Vested*	(45,092)	(249.67)
Forfeited	(15,439)	(299.96)
Nonvested, March 31, 2023	89,291	$330.57

* The amounts vested include shares withheld to cover taxes that are not issued to the recipient.

Long-Term Incentive Plan Awards. The Company grants LTIP PSUs under the 2015 SIP that are subject to the achievement of Company performance targets. A Monte-Carlo simulation model is used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance periods (further defined for each individual grant below). For each grant of LTIP PSUs, the Monte-Carlo simulation model factors in key assumptions, such as the market price of the underlying common stock at the beginning and end of the reporting period, risk free interest rate, expected dividend yield when simulating total stockholder return (TSR), expected dividend yield when simulating the Company’s stock price, stock price volatility, and correlation coefficients.

The Company evaluates the probability of achieving performance criteria included in its LTIP PSUs against its most current forecast at least quarterly. LTIP PSUs recorded in the consolidated statements of comprehensive income, were as follows:

2023 LTIP PSUs. During fiscal year 2023, the Company approved LTIP PSUs under the 2015 SIP (2023 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2023 LTIP PSUs are subject to vesting based on service conditions over either two or three years. In addition, the Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal year ended March 31, 2023, and the fiscal years ending March 31, 2024, and 2025 (collectively, the 2025 Measurement Periods). The 2023 LTIP PSUs also incorporate a relative TSR modifier for both the 24-month performance period ending March 31, 2024, and the 36-month performance period ending March 31, 2025 (collectively, the 2025 Performance Periods).

To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2023 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2023 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2025 Measurement Periods, the vesting of each 2023 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2025 Performance Periods.

The Company granted 2023 LTIP PSU awards of 32,735 at the target performance level during the fiscal year ended March 31, 2023. The weighted-average grant date fair value per share of the 2023 LTIP PSUs was $387.44. Based on the Company’s current long-range forecast, it determined that the achievement of at least the minimum threshold target performance criteria for each of the Measurement Periods for these awards was probable as of the grant date.

2022 LTIP PSUs. During fiscal year 2022, the Company approved LTIP PSUs under the 2015 SIP (2022 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2022 LTIP PSUs are subject to vesting based on service conditions over three years. In addition, the Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ended March 31, 2022, and 2023, and for the fiscal year ending March 31, 2024 (collectively, the 2024 Measurement Periods). The 2022 LTIP PSUs also incorporate a relative TSR modifier for 36-month performance period ending March 31, 2024 (the 2024 Performance Periods).

To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2022 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2022 LTIP PSUs will occur if the Company fails to achieve the pre- established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2024 Measurement Periods, the vesting of each 2022 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2024 Performance Periods.

The Company granted 2022 LTIP PSU awards of 34,822 at the target performance level during the fiscal year ended March 31, 2022. The weighted-average grant date fair value of the 2022 LTIP PSUs was $407.37 per share. The Company currently expects to exceed the threshold financial performance levels for each of the performance criteria, and therefore the number of 2022 LTIP PSUs that is expected to vest is above 100% of the targeted amount for the awards.

2021 LTIP PSUs. During fiscal year 2021, the Company approved LTIP PSUs under the 2015 SIP (2021 LTIP PSUs), which were awarded to certain members of the Company's management team, including the Company's named executive officers and vice presidents. The 2021 LTIP PSUs are subject to vesting based on service conditions over either two or three years.

In addition, the Company must meet certain revenue and pre-tax income performance targets individually over three reporting periods for the fiscal years ended March 31, 2021, 2022 and 2023 collectively, the 2023 Measurement Periods) and incorporates a relative TSR modifier for both the 24-month performance period and 36-month performance period ending March 31, 2023 (collectively, the 2023 Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2021 LTIP PSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2021 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the 2023 Measurement Periods, the vesting of each 2021 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 2023 Performance Periods.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
The Company granted 2021 LTIP PSU awards of 19,890 at the target performance level during the year ended March 31, 2021. The weighted-average grant date fair value of the 2021 LTIP PSUs was $376.45 per share. The Company currently expects to exceed the target financial performance levels for each of the performance criteria, and the number of 2021 LTIP PSUs that is expected to vest will be at 200% of the maximum amount for the awards.

LTIP PSUs activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2020	153,446	$133.53
Granted*	39,780	376.45
Vested**	(77,098)	(106.37)
Nonvested, March 31, 2021	116,128	215.30
Granted*	69,644	358.75
Vested**	(69,816)	(131.33)
Forfeited	(12,924)	(239.81)
Nonvested, March 31, 2022	103,032	344.25
Granted*	65,470	330.70
Vested**	(30,104)	(319.81)
Forfeited	(27,194)	(323.92)
Nonvested, March 31, 2023	111,204	$347.86

*The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.
** The amounts vested include shares withheld to cover taxes that are not issued to the recipient.

Long-Term Incentive Plan Options. The Company approved the issuance of LTIP NQSOs under the 2015 SIP, including the November 2016 (2017 LTIP NQSOs) and June 2017 (2018 LTIP NQSOs) grants, which were awarded to certain members of the Company’s management team, with a maximum contractual term of seven years from the grant date. If the recipient provided continuous service, the LTIP NQSOs would vest after the Company had determined it achieved the target performance criteria by the date specified in the award. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. As of March 31, 2020, the Company determined that the target performance criteria related to the 2018 LTIP NQSOs for the fiscal year ended March 31, 2020, were achieved. During the years ended March 31, 2023, 2022, and 2021, no LTIP NQSOs were granted, but options previously granted remain exercisable for both the 2017 LTIP NQSOs and the 2018 LTIP NQSOs.

LTIP option activity recorded in the consolidated statements of comprehensive income were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested, March 31, 2020	302,939	$66.02	5.0	$20,594
Exercised	(107,197)	(63.20)
Vested, March 31, 2021	195,742	67.56	3.6	51,452
Exercised	(45,810)	(67.11)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested, March 31, 2022	149,932	67.70	2.6	30,896
Exercised*	(64,043)	(68.66)
Vested, March 31, 2023	85,889	$66.99	1.8	$33,037

*The amounts exercised include shares withheld to cover taxes that are not issued to the recipient.

Grants to Directors. Each of the Company’s nonemployee directors was entitled to receive common stock with a total value of $170 for annual service on the Board of Directors during the year ended March 31, 2023. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the grant date, which is in alignment with the Company’s equity grant guidelines. Each of these shares is fully vested on the date of issuance.

Employee Stock Purchase Plan. The 2015 Employee Stock Purchase Plan (ESPP) authorizes 1,000,000 shares of the Company’s common stock for sale to eligible employees using their after-tax payroll deductions, which are refundable until purchases are made, and are liability-classified. ESPP shares are excluded from basic earnings per share until purchases are made but are included in diluted earnings per share as after-tax payroll deductions are made. Each consecutive purchase period is six months (purchase period) in duration and shares are purchased on the last trading day of the purchase period (no look-back provision) at a 15% discount to the closing price on that date. Purchase windows take place in February and August of each fiscal year. The net difference between the timing of compensation expense incurred and remeasured during the purchase period and purchase windows are recorded in other accrued expenses in the consolidated balance sheets.

Stock-Based Compensation. Components of stock-based compensation recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2023	2022	2021
Stock-based compensation
RSUs	$13,249	$12,093	$7,820
PSUs	—	—	1,900
LTIP PSUs	11,275	12,865	11,555
Grants to Directors	1,863	1,507	1,195
Subtotal	26,387	26,465	22,470
Other stock-based compensation
Employee Stock Purchase Plan	510	351	231
Total stock-based compensation, pre-tax	26,897	26,816	22,701
Income tax benefit	(6,557)	(6,496)	(5,441)
Total stock-based compensation, net of tax	$20,340	$20,320	$17,260

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of March 31, 2023, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, are as follows:

	Unrecognized Stock-based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$14,829	1.1
LTIP PSUs	15,891	1.6
Total	$30,720

Note 9. Derivative Instruments

As of March 31, 2023, and 2022, the Company has no outstanding derivative contracts, however, settled derivative contracts with notional values are as follows:

	Years Ended March 31,
	2023	2022
Designated Derivative Contracts	$96,345	$110,430
Non-Designated Derivative Contracts	31,044	38,659
Total	$127,389	$149,089

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the consolidated statements of comprehensive income for changes in AOCL:

	Years Ended March 31,
	2023	2022	2021
Gain (Loss) recorded in Other comprehensive income	$1,504	$4,161	$(1,223)
Reclassifications from Accumulated other comprehensive loss into net sales	(1,504)	(4,161)	1,223
Total	$—	$—	$—

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the consolidated statements of comprehensive income:

	Years Ended March 31,
	2023	2022	2021
Gain recorded in SG&A expenses	$1,518	$611	$267

Subsequent to March 31, 2023, through May 11, 2023, the Company entered into no Non-Designated Derivative Contracts, but did enter into Designated Derivative Contracts with notional values totaling $127,512, respectively, which are expected to mature over the next 12 months. As of May 11, 2023, the Company’s outstanding hedging contracts were held by an aggregate of three counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Note 10. Stockholders' Equity

Stock Repurchase Program. The Company’s Board of Directors has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock, including an approval on July 27, 2022, to increase its stock repurchase authorization by $1,200,000 (collectively, the stock repurchase program). As of March 31, 2023, the aggregate remaining approved amount under the stock repurchase program is $1,356,635. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion. Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Years Ended March 31,
	2023	2022	2021
Dollar value of shares repurchased (1) (2)	$297,372	$356,653	$99,147
Total number of shares repurchased (3)	928,262	1,043,554	307,080
Weighted average price paid per share	$320.35	$341.77	$322.87

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs associated with the program.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to the Company's publicly announced stock repurchase program in open-market transactions.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2023	2022
Cumulative foreign currency translation loss	$(39,035)	$(24,955)

Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Years Ended March 31,
	2023	2022	2021
Basic	26,504,000	27,508,000	28,055,000
Dilutive effect of equity awards	182,000	281,000	351,000
Diluted	26,686,000	27,789,000	28,406,000
Excluded
RSUs and PSUs	3,000	2,000	4,000
LTIP PSUs	76,000	66,000	116,000
Deferred Non-Employee Director Equity Awards	2,000	1,000	1,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect, respectively. Refer to Note 8, "Stock-Based Compensation," for further information on the Company's equity incentive plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
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

Segment Net Sales and Income from Operations. The Company evaluates reportable operating segment performance primarily based on net sales and income (loss) from operations. The wholesale operations of each brand are generally managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations of each of the reportable operating segments includes only those costs which are specifically related to each reportable operating segment, which consist primarily of cost of sales, research and development, design, sales and marketing, depreciation, amortization, and the direct costs of employees within those reportable operating segments. The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company’s warehouse and DCs, certain executive and stock-based compensation, accounting, finance, legal, IT, human resources, and facilities, among others.

Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments as these transactions are eliminated in consolidation.

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income, was as follows:

	Years Ended March 31,
	2023	2022	2021
Net sales
UGG brand wholesale	$1,004,356	$1,088,082	$871,799
HOKA brand wholesale	925,877	628,674	405,243
Teva brand wholesale	149,111	129,094	105,928
Sanuk brand wholesale	27,678	30,316	26,566
Other brands wholesale	53,653	60,573	69,375
Direct-to-Consumer	1,466,611	1,213,600	1,066,730
Total	$3,627,286	$3,150,339	$2,545,641
Income (loss) from operations
UGG brand wholesale	$267,013	$315,240	$292,718
HOKA brand wholesale	285,257	155,344	111,208
Teva brand wholesale	32,595	33,294	27,120
Sanuk brand wholesale	2,891	6,463	(162)
Other brands wholesale	(1,678)	14,028	21,573
Direct-to-Consumer	508,948	435,414	349,465
Unallocated overhead costs	(442,275)	(395,076)	(297,717)
Total	$652,751	$564,707	$504,205

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2023	2022	2021
Depreciation, amortization, and accretion
UGG brand wholesale	$611	$416	$532
HOKA brand wholesale	945	701	611
Teva brand wholesale	—	—	—
Sanuk brand wholesale	1,490	1,490	1,727
Other brands wholesale	382	382	382
Direct-to-Consumer	10,276	9,771	11,121
Unallocated overhead costs	34,154	30,118	26,157
Total	$47,858	$42,878	$40,530
Capital expenditures
UGG brand wholesale	$826	$109	$(31)
HOKA brand wholesale	1,229	1,191	56
Teva brand wholesale	—	—	—
Sanuk brand wholesale	—	—	8
Other brands wholesale	—	—	40
Direct-to-Consumer	19,789	11,872	11,175
Unallocated overhead costs	72,709	44,542	25,533
Total	$94,553	$57,714	$36,781

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

Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets, are as follows:

	As of March 31,
	2023	2022
Assets
UGG brand wholesale	$261,683	$382,837
HOKA brand wholesale	446,450	293,025
Teva brand wholesale	94,735	91,140
Sanuk brand wholesale	41,405	40,766
Other brands wholesale	24,448	32,429
Direct-to-Consumer	219,194	191,193
Total assets from reportable operating segments	1,087,915	1,031,390
Unallocated cash and cash equivalents	981,795	843,527
Unallocated deferred tax assets, net	72,592	64,217
Unallocated other corporate assets	413,901	393,116
Total	$2,556,203	$2,332,250

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Note 13. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and end consumers in various countries, with net sales concentrations as follows:

	Years Ended March 31,
	2023	2022	2021
International net sales	$1,175,789	$982,546	$784,164
% of net sales	32.4%	31.2%	30.8%
Net sales in foreign currencies	$832,632	$744,213	$611,897
% of net sales	23.0%	23.6%	24.0%
Ten largest customers as % of net sales	25.2%	27.4%	27.8%

For the years ended March 31, 2023, 2022, and 2021, no single foreign country comprised 10.0% or more of the Company’s total net sales. No single global customer accounted for 10.0% or more of the Company’s net sales during the years ended March 31, 2023, 2022, and 2021.

As of March 31, 2023, the Company has no customers that represent 10.0% of trade accounts receivable, net, compared to one customer that represents 11.2% of trade accounts receivable, net, as of March 31, 2022. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Cash and Cash Equivalents. The Company maintains a portion of its cash in Federal Deposit Insurance Corporation (FDIC) insured bank deposit accounts which, at times, may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. The Company does not believe, based on the size and strength of the banking institutions used, it is exposed to any significant credit risks in cash.

Suppliers. The Company's production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company's sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK).

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2023	2022
United States	$244,529	$208,078
Foreign*	22,150	14,371
Total	$266,679	$222,449

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of March 31, 2023, and 2022.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2023, 2022, and 2021
(dollar amounts in thousands, except per share or share data)
Note 14. Quarterly Summary of Information (Unaudited)

The Company’s business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand's year-round performance product offerings. Due to the magnitude of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded the Company’s aggregate net sales in the quarters ending March 31st and June 30th. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of the Company’s aggregate net sales, the Company has seen and expects to continue to see the impact from seasonality decrease over time. However, the Company’s seasonality has been impacted by supply chain challenges and it is unclear whether these impacts will be minimized or exaggerated in future periods as a result of these disruptions.

The following is summarized unaudited quarterly financial data for the last two fiscal years:

	Fiscal Year 2023
	Quarter Ended
	6/30/2022	9/30/2022	12/31/2022	3/31/2023
Net sales	$614,461	$875,614	$1,345,640	$791,571
Gross profit	294,752	421,921	712,529	396,168
Income from operations	56,341	127,831	362,660	105,919
Net income	44,849	101,524	278,662	91,787
Net income per share
Basic	$1.67	$3.83	$10.55	$3.49
Diluted	$1.66	$3.80	$10.48	$3.46

	Fiscal Year 2022
	Quarter Ended
	6/30/2021	9/30/2021	12/31/2021	3/31/2022
Net sales	$504,678	$721,902	$1,187,752	$736,007
Gross profit	260,503	367,088	621,221	358,739
Income from operations	61,832	128,181	293,396	81,298
Net income	48,124	102,063	232,943	68,819
Net income per share
Basic	$1.73	$3.69	$8.49	$2.54
Diluted	$1.71	$3.66	$8.42	$2.51

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)

Allowances for doubtful accounts, sales discounts, and chargebacks against gross trade accounts receivable related to wholesale channel sales recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2023	2022	2021
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$(9,044)	$(9,730)	$(6,989)
Additions	(1,983)	—	(3,052)
Deductions	451	686	311
Balance at End of Year	$(10,576)	$(9,044)	$(9,730)
Allowance for sales discounts (2)
Balance at Beginning of Year	$(2,831)	$(3,016)	$(1,030)
Additions	(19,745)	(20,713)	(16,414)
Deductions	16,920	20,898	14,428
Balance at End of Year	$(5,656)	$(2,831)	$(3,016)
Allowance for chargebacks (3)
Balance at Beginning of Year	$(18,716)	$(13,770)	$(13,127)
Additions	(27,400)	(32,062)	(23,214)
Deductions	29,844	27,116	22,571
Balance at End of Year	$(16,272)	$(18,716)	$(13,770)
Total	$(32,504)	$(30,591)	$(26,516)

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