Form 10-Q
period 2023-06-30
DECKERS OUTDOOR CORP
filed 2023-08-03
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 13, 2023, the number of outstanding shares of the registrant's common stock, par value $0.01 per share, was 26,134,458.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2023, and 2022

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2023 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•the impacts of the COVID-19 global pandemic and other incidence of disease on our business and the businesses of our customers, consumers, suppliers, and business partners;
•the effects of climate change, including changes in the regulatory environment and consumer demand to mitigate these effects, and the resulting impact on our business;
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and to meet the expectations our investors and other stakeholders have with respect to our environmental, social and governance practices;
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

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to "Deckers," "we," "our," "us," "management," or the "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), and Koolaburra by UGG® (Koolaburra) are some of the Company's trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share or share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2023	March 31, 2023
ASSETS		(AUDITED)
Cash and cash equivalents	$1,046,889	$981,795
Trade accounts receivable, net of allowances ($25,380 and $32,504 as of June 30, 2023, and March 31, 2023, respectively)	271,203	301,511
Inventories	740,553	532,852
Prepaid expenses	40,028	33,788
Other current assets	58,173	55,523
Income tax receivable	18,313	4,784
Total current assets	2,175,159	1,910,253
Property and equipment, net of accumulated depreciation ($324,572 and $317,508 as of June 30, 2023, and March 31, 2023, respectively) (Note 10)	288,760	266,679
Operating lease assets	219,200	213,302
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($81,594 and $81,033 as of June 30, 2023, and March 31, 2023, respectively)	36,904	37,457
Deferred tax assets, net	70,585	72,592
Other assets	43,304	41,930
Total assets	$2,847,902	$2,556,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$523,014	$265,605
Accrued payroll	42,406	63,781
Operating lease liabilities	51,234	50,765
Other accrued expenses	83,499	86,753
Income tax payable	28,013	17,322
Value added tax payable	7,638	13,154
Total current liabilities	735,804	497,380
Long-term operating lease liabilities	209,367	195,723
Income tax liability	62,480	62,032
Other long-term liabilities	38,130	35,335
Total long-term liabilities	309,977	293,090
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 26,136 and 26,176 as of June 30, 2023, and March 31, 2023, respectively)	261	262
Additional paid-in capital	239,659	232,932
Retained earnings	1,609,535	1,571,574
Accumulated other comprehensive loss (Note 7)	(47,334)	(39,035)
Total stockholders' equity	1,802,121	1,765,733
Total liabilities and stockholders' equity	$2,847,902	$2,556,203

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Net sales (Note 2, Note 9, and Note 10)	$675,791	$614,461
Cost of sales	329,367	319,709
Gross profit	346,424	294,752
Selling, general, and administrative expenses	275,688	238,411
Income from operations (Note 9)	70,736	56,341
Interest income	(11,287)	(1,214)
Interest expense	1,005	1,052
Other income, net	(346)	(499)
Total other income, net	(10,628)	(661)
Income before income taxes	81,364	57,002
Income tax expense (Note 4)	17,812	12,153
Net income	63,552	44,849
Other comprehensive loss, net of tax
Unrealized gain on cash flow hedges	352	758
Foreign currency translation loss	(8,651)	(15,724)
Total other comprehensive loss, net of tax	(8,299)	(14,966)
Comprehensive income	$55,253	$29,883
Net income per share
Basic	$2.43	$1.67
Diluted	$2.41	$1.66
Weighted-average common shares outstanding (Note 8)
Basic	26,165	26,777
Diluted	26,321	26,948

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2023
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2023	26,176	$262	$232,932	$1,571,574	$(39,035)	$1,765,733
Stock-based compensation	1	—	6,877	—	—	6,877
Shares issued upon vesting	3	—	—	—	—	—
Exercise of stock options	8	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 7)	(52)	(1)	—	(25,468)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	26,136	$261	$239,659	$1,609,535	$(47,334)	$1,802,121

	Three Months Ended June 30, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 7)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	$266	$214,517	$1,297,545	$(39,921)	$1,472,407

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$63,552	$44,849
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	12,353	11,705
Amortization on cloud computing arrangements	558	380
Bad debt (benefit) expense	(2,974)	212
Deferred tax expense (benefit)	478	(644)
Stock-based compensation	6,989	3,834
Loss on disposal of long-lived assets	—	15
Impairment of operating lease and other long-lived assets	—	1,068
Changes in operating assets and liabilities:
Trade accounts receivable, net	33,282	(19,520)
Inventories	(207,701)	(332,713)
Prepaid expenses and other current assets	(8,472)	7,633
Income tax receivable	(13,529)	(349)
Net operating lease assets and lease liabilities	7,657	(4,900)
Other assets	(1,933)	1,846
Trade accounts payable	254,063	279,790
Other accrued expenses	(33,247)	(30,580)
Income tax payable	10,691	6,439
Other long-term liabilities	3,495	2,014
Net cash provided by (used in) operating activities	125,262	(28,921)
INVESTING ACTIVITIES
Purchases of property and equipment	(30,732)	(12,467)
Net cash used in investing activities	(30,732)	(12,467)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	548	—
Repurchases of common stock	(25,469)	(99,993)
Cash paid for shares withheld for taxes	(698)	(43)
Net cash used in financing activities	(25,619)	(100,036)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,817)	(6,873)
Net change in cash and cash equivalents	65,094	(148,297)
Cash and cash equivalents at beginning of period	981,795	843,527
Cash and cash equivalents at end of period	$1,046,889	$695,230

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $4 and $250, as of June 30, 2023, and 2022, respectively	$19,712	$13,313
Interest	473	525
Operating leases	14,974	17,589
Non-cash investing activities
Changes in accounts payable and accrued expenses for purchases of property and equipment	(5,024)	(3,658)
Accrued for asset retirement obligation assets related to leasehold improvements	242	561
Leasehold improvements acquired through tenant allowances	8,127	—
Non-cash financing activities
Accrued excise taxes related to repurchase of common stock	123	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Note 1. General

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyles use and high-performance activities. The Company's proprietary brands include the UGG, HOKA, Teva, Sanuk, and Koolaburra brands.

The Company sells its products through domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its retail stores and e‑commerce websites. Independent third-party contractors manufacture all of the Company's products.

A significant part of the UGG brand's business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to the variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of the Company's aggregate net sales, the Company expects the impact from seasonality to continue to decrease over time.

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2023, and for the three months ended June 30, 2023 (the current period), and 2022 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2023, is derived from the Company's audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (prior fiscal year), which was filed with the SEC on May 26, 2023 (2023 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company's condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company's financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company's condensed consolidated financial statements may be materially affected.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as the sales return asset and liability; contract assets and liabilities; stock-based compensation; impairment assessments, including goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company's incremental borrowing rate (IBR) utilized to measure its operating lease assets and lease liabilities.

Foreign Currency Translation. The Company considers the US dollar as its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than its functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI) in the condensed consolidated statements of comprehensive income.

Reportable Operating Segments. The Company's six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily consisting of the Koolaburra brand), as well as DTC (collectively, the Company's reportable operating segments). Refer to Note 9, "Reportable Operating Segments," for further information on the Company's reportable operating segments.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued and Accounting Standards Update (ASU) that has recently been adopted by the Company and the following is a summary of its impact on the Company:

Standard	Description	Impact Upon Adoption
ASU 2022-04 - Supplier Finance Program (SFP)
The ASU requires that a buyer in a SFP disclose qualitative and quantitative information about its program on an interim basis, including the nature of the SFP and key terms, outstanding amounts as of the end the reporting period, and presentation in its financial statements.

The interim portion of this ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted.

The annual requirement that requires a buyer in a SFP disclose an activity roll forward of outstanding balances as of the end of the reporting period has not yet to been adopted.

This annual portion of this ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023. Early adoption is not permitted.

The Company retrospectively adopted this ASU beginning on April 1, 2023, except for the roll forward requirements.

Refer to Note 11, "Supplier Finance Program," for further information on the Company's SFP key terms and outstanding balances recorded in the condensed consolidated balance sheets.

Management is currently evaluating the impact of the annual portion of this ASU on its condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
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

Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. Changes to the refund asset for the right to recover the inventory are recorded against cost of sales and changes in the refund liability are recorded against gross sales in the condensed consolidated statements of comprehensive income. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets. The amounts of these reserves are determined based on several factors, including known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.

Activity during the three months ended June 30, 2023, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability*	8,387	(40,609)
Actual returns	(12,867)	49,373
Balance, June 30, 2023	$11,205	$(36,558)

Activity during the three months ended June 30, 2022, related to estimated sales returns were as follows:

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	13,844	(40,498)
Actual returns	(12,680)	41,017
Balance, June 30, 2022	$12,655	$(39,348)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are performance obligations that the Company expects to satisfy or relieve within the next 12 months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancelable contracts before the transfer of goods or services to the customer has occurred. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
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

Activity during the three months ended June 30, 2023, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2023	$(13,144)
Redemptions and expirations for loyalty certificates and points recognized in net sales	4,728
Deferred revenue for loyalty points and certificates issued	(3,909)
Balance, June 30, 2023	$(12,325)

Activity during the three months ended June 30, 2022, related to loyalty programs were as follows:

Amounts
Balance, March 31, 2022	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	4,649
Deferred revenue for loyalty points and certificates issued	(3,760)
Balance, June 30, 2022	$(9,994)

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

Activity during the three months ended June 30, 2023, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2023	$(13,448)
Additions of customer cash payments	(20,589)
Revenue recognized	13,401
Balance, June 30, 2023	$(20,636)

Activity during the three months ended June 30, 2022, related to deferred revenue were as follows:

Amounts
Balance, March 31, 2022	$(15,804)
Additions of customer cash payments	(20,510)
Revenue recognized	12,429
Balance, June 30, 2022	$(23,885)

Refer to Note 9, "Reportable Operating Segments," for further information on the Company's disaggregation of revenue by reportable operating segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	June 30, 2023	Level 1	Level 2	Level 3
Money-market funds	$795,364	$795,364	$—	$—
Non-qualified deferred compensation asset	9,382	9,382	—	—
Non-qualified deferred compensation liability	(13,850)	(13,850)	—	—
Designated Derivative Contracts asset	418	—	418	—
Designated Derivative Contracts liability	(90)	—	(90)	—

	As of	Measured Using
	March 31, 2023	Level 1	Level 2	Level 3
Money-market funds	$675,468	$675,468	$—	$—
Non-qualified deferred compensation asset	8,399	8,399	—	—
Non-qualified deferred compensation liability	(11,326)	(11,326)	—	—

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
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
As of June 30, 2023, the non-qualified deferred compensation asset of $9,382 is recorded in other assets in the condensed consolidated balance sheets, and the non-qualified deferred compensation liability of $13,850 is recorded in the condensed consolidated balance sheets, with $702 recorded in other accrued expenses and $13,148 recorded in other long-term liabilities. As of March 31, 2023, the non-qualified deferred compensation asset of $8,399 is recorded in other assets in the condensed consolidated balance sheets, and the non-qualified deferred compensation liability of $11,326 is recorded in the condensed consolidated balance sheets, with $737 recorded in other accrued expenses and $10,589 recorded in other long-term liabilities.

The fair value of foreign currency forward or option contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2). The fair values of assets and liabilities associated with derivative instruments and hedging activities are recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 6, "Derivative Instruments," for further information, including definitions of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.

The Company's non-financial assets, such as other long-lived assets and definite-lived intangible assets, which include operating lease assets, machinery and equipment, leasehold improvements definite-lived trademarks, as well as indefinite-lived intangible assets and goodwill, are not required to be carried at fair value on a recurring basis and are reported at carrying value. Instead, these assets are tested for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable. When determining fair value, Level 3 measurements are used for the estimates and assumptions, including undiscounted future cash flows expected to be generated by the asset groups based upon historical experience, expected market conditions, and management's plans.

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2023	2022
Income tax expense	$17,812	$12,153
Effective income tax rate	21.9%	21.3%

The tax provisions during the three months ended June 30, 2023, and 2022 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2024 (current fiscal year), and March 31, 2023, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended June 30, 2023, the net increase in the effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation.

Note 5. Commitments and Contingencies

There were no material changes outside the ordinary course of business during the three months ended June 30, 2023, to the contractual obligations and other commitments disclosed in the 2023 Annual Report.

Refer to Note 7, "Commitments and Contingencies," in the Company's consolidated financial statements in Part IV of the 2023 Annual Report for further information on the Company's contractual obligations and commitments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
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

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended June 30,
	2023	2022
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$21,587	$6,207
Reductions to operating lease assets for reductions to lease liabilities*	(65)	(276)

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

Note 6. Derivative Instruments

The Company enters into foreign currency forward or option contracts (derivative contracts), with maturities of 15 months or less, to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company also enters into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of the anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts is recorded as a component of accumulated other comprehensive loss (AOCL) and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the condensed consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

Changes in the fair value of Non-Designated Derivative Contracts are recorded in SG&A expenses in the condensed consolidated statements of comprehensive income. The changes in fair value for these contracts are offset by the remeasurement gains or losses associated with the underlying foreign currency-denominated intercompany balances, which are recorded in SG&A expenses in the condensed consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
As of June 30, 2023, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$114,312	$—	$114,312
Fair value recorded in other current assets	418	—	418
Fair value recorded in other accrued expenses	(90)	—	(90)

As of June 30, 2023, three counterparties hold the Company's outstanding derivative contracts, all of which are expected to mature in the next nine months. As of March 31, 2023, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended June 30,
	2023	2022
Gain recorded in Other comprehensive income	$411	$1,000
Reclassifications from Accumulated other comprehensive gain into net sales	21	—
Income tax expense in Other comprehensive income	(80)	(242)
Total	$352	$758

The following table summarizes the effect of Non-Designated Derivative Contracts recorded in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,
	2023	2022
Gain recorded in SG&A expenses	$—	$80

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2023, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next nine months. Refer to Note 7, "Stockholders' Equity," for further information on the components of AOCL.

Subsequent to June 30, 2023, through July 13, 2023, the Company entered into Designated Derivative Contracts measured at fair value with notional values totaling $44,302, which are collectively expected to mature within the next nine months. As of July 13, 2023, the Company’s outstanding hedging contracts are held by an aggregate of three counterparties.

Note 7. Stockholders' Equity

Stock Repurchase Program. The Company's Board of Directors has approved various authorizations under the Company's stock repurchase program to repurchase shares of its common stock (collectively, the stock repurchase program). As of June 30, 2023, the aggregate remaining approved amount under the stock repurchase program is $1,331,166. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company's discretion.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Stock repurchase activity under the Company's stock repurchase program, was as follows:

	Three Months Ended June 30,
	2023	2022
Dollar value of shares repurchased (1) (2)	$25,469	$99,993
Total number of shares repurchased (3)	52,410	384,413
Weighted average price paid per share	$485.95	$260.12

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs associated with the program.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to the Company's publicly announced stock repurchase program in open-market transactions.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	June 30, 2023	March 31, 2023
Unrealized gain on cash flow hedges	$352	$—
Cumulative foreign currency translation loss	(47,686)	(39,035)
Total	$(47,334)	$(39,035)

Note 8. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2023	2022
Basic	26,165,000	26,777,000
Dilutive effect of equity awards	156,000	171,000
Diluted	26,321,000	26,948,000
Excluded
Time-Based Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PSUs)	—	18,000
Long-Term Incentive Plan PSUs (LTIP PSUs)	76,000	50,000
Deferred Non-Employee Director Equity Awards	—	2,000
Employee Stock Purchase Plan	1,000	—

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Note 9. Reportable Operating Segments

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

The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company's warehouses and DCs, certain executive and stock-based compensation, accounting, finance, legal, information technology (IT), human resources, and facilities, among others. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments as these transactions are eliminated in consolidation.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended June 30,
	2023	2022
Net sales
UGG brand wholesale	$121,545	$137,862
HOKA brand wholesale	260,847	231,885
Teva brand wholesale	35,132	46,895
Sanuk brand wholesale	6,470	10,726
Other brands wholesale	1,427	1,993
Direct-to-Consumer	250,370	185,100
Total	$675,791	$614,461

Income (loss) from operations
UGG brand wholesale	$16,866	$30,665
HOKA brand wholesale	86,524	69,616
Teva brand wholesale	9,237	12,493
Sanuk brand wholesale	759	2,466
Other brands wholesale	(2,041)	(469)
Direct-to-Consumer	75,462	41,220
Unallocated overhead costs	(116,071)	(99,650)
Total	$70,736	$56,341

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	June 30, 2023	March 31, 2023
Assets
UGG brand wholesale	$459,001	$261,683
HOKA brand wholesale	449,694	446,450
Teva brand wholesale	68,660	94,735
Sanuk brand wholesale	35,329	41,405
Other brands wholesale	31,947	24,448
Direct-to-Consumer	229,166	219,194
Total assets from reportable operating segments	1,273,797	1,087,915
Unallocated cash and cash equivalents	1,046,889	981,795
Unallocated deferred tax assets, net	70,585	72,592
Unallocated other corporate assets	456,631	413,901
Total	$2,847,902	$2,556,203

Note 10. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and end consumers in various countries, with net sales concentrations as follows:

	Three Months Ended June 30,
	2023	2022
International net sales	$256,256	$229,946
% of net sales	37.9%	37.4%
Net sales in foreign currencies	$148,971	$108,941
% of net sales	22.0%	17.7%
Ten largest global customers as % of net sales	22.8%	29.5%

For the three months ended June 30, 2023, and 2022, no single foreign country comprised 10.0% or more of the Company's total net sales. For the three months ended June 30, 2023, and 2022, no single global customer accounted for 10.0% or more of the Company's net sales.

As of June 30, 2023, the Company has one customer that represents 11.1% of trade accounts receivable, net, compared to no customers that represents 10.0% of trade accounts receivable, net, as of March 31, 2023. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2023	March 31, 2023
United States	$265,331	$244,529
Foreign*	23,429	22,150
Total	$288,760	$266,679

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2023, and March 31, 2023.

Note 11. Supplier Finance Program

The Company has a voluntary SFP administered through a third-party platform that provides the Company's independent manufacturers and suppliers of inventory (inventory suppliers) the opportunity to sell their receivables due from the Company to participating financial institutions in advance of the invoice due date, at the sole discretion of both inventory suppliers and the financial institutions. The Company is not party to the agreements between these third parties and has no economic interest in an inventory suppliers' decision to sell a receivable.

The Company's payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers' election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elected to participate in the SFP are presented in trade accounts payable in the condensed consolidated balance sheets.

As of June 30, 2023, and March 31, 2023, the Company had $29,093 and $7,740, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, "Financial Statements," within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our 2023 Annual Report.

Certain statements made in this section constitute "forward-looking statements," which are subject to numerous risks and uncertainties. Our actual results of operations may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, "Risk Factors," within this Quarterly Report.

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

Financial Highlights

Consolidated financial performance highlights for the three months ended June 30, 2023, compared to the prior period, were as follows:

•Net sales increased 10.0% to $675,791.
◦Channel
▪Wholesale channel net sales decreased 0.9% to $425,421.
▪DTC channel net sales increased 35.3% to $250,370.
◦Geography
▪Domestic net sales increased 9.1% to $419,535.
▪International net sales increased 11.4% to $256,256.
•Gross margin increased 330 basis points to 51.3%.
•Income from operations increased 25.5% to $70,736.
•Diluted earnings per share increased 45.5% to $2.41 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and industry will continue to be impacted by several important trends and uncertainties, including the following:
Supply Chain

•In the prior fiscal year, to support our growing business, we expanded our network of global warehouses and DCs, including our 3PLs, while diversifying and increasing the number of third-party manufacturers we engage, which will result in higher associated costs in the current fiscal year. We expect to continue to invest in and build upon these infrastructure capabilities to continue meeting customer and end consumer demand, which may result in higher costs in future periods.

Brand and Omni-Channel Strategy

•We remain focused on increasing consumer adoption of the HOKA brand, which has continued to positively impact our financial results and seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on launching innovative product offerings and global marketing campaigns to drive brand awareness, further expanding the HOKA brand presence through our DTC channel, and distribution management.

•Our ongoing marketplace strategies in Europe and Asia have continued to drive UGG brand awareness and consumer acquisition by building brand acceptance through localized marketing investments.

•Our long-term growth strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, and prioritizing consumer acquisition and experience to sustain strong demand and market positions for our brands.

Refer to Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.

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

Refer to the “Reportable Operating Segment Overview,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report for further discussion of our outlook on consumer demand drivers for our UGG, HOKA, Teva, Sanuk, and Other brands products.

Direct-to-Consumer. Our DTC business encompasses all our brands and is comprised of our e-commerce business and retail stores that are intertwined and interdependent in an omni-channel marketplace. We believe many of our consumers interact with both our retail stores and websites before making purchasing decisions in store and online.

Our net sales related to the businesses and stores outlined below are recorded in our DTC reportable operating segment, except for the net sales for partner retail stores, which are recorded in each respective brand's wholesale reportable operating segment, as applicable.

•E-Commerce Business. Our global e-commerce business provides us with an opportunity to directly engage with and communicate a consistent brand message to consumers that is in line with our brands’ promises, promotes awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores.

•Retail Business. Our global Company-owned mono-branded retail stores are predominantly UGG brand concept stores and outlet stores, as well as new openings of HOKA brand stores.

•Flagship Stores. Primarily located in major tourist locations, these are premium mono-branded concept stores in key markets designed to showcase UGG and HOKA brand products. Flagship stores provide broader product offerings and generate greater traffic that enhance our interaction with consumers and increase brand loyalty.

•Shop-in-Shop Stores (SIS). Concept stores for which we own the inventory and that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of SIS store sales.

•Partner Retail Stores. Represent UGG and HOKA mono-branded stores which are wholly owned and operated by third parties and not included in the total count of our global Company-owned retail stores.

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with US GAAP. We provide these non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information, presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. These non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial or operating measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control.

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

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022. Results of operations were as follows:

	Three Months Ended June 30,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$675,791	100.0%	$614,461	100.0%	$61,330	10.0%
Cost of sales	329,367	48.7	319,709	52.0	(9,658)	(3.0)
Gross profit	346,424	51.3	294,752	48.0	51,672	17.5
Selling, general, and administrative expenses	275,688	40.8	238,411	38.8	(37,277)	(15.6)
Income from operations	70,736	10.5	56,341	9.2	14,395	25.5
Total other income, net	(10,628)	(1.5)	(661)	(0.1)	9,967	1,507.9
Income before income taxes	81,364	12.0	57,002	9.3	24,362	42.7
Income tax expense	17,812	2.6	12,153	2.0	(5,659)	(46.6)
Net income	63,552	9.4	44,849	7.3	18,703	41.7
Total other comprehensive loss, net of tax	(8,299)	(1.2)	(14,966)	(2.4)	6,667	44.5
Comprehensive income	$55,253	8.2%	$29,883	4.9%	$25,370	84.9%
Net income per share
Basic	$2.43		$1.67		$0.76	45.4%
Diluted	$2.41		$1.66		$0.75	45.5%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$419,535	$384,515	$35,020	9.1%
International	256,256	229,946	26,310	11.4
Total	$675,791	$614,461	$61,330	10.0%
Net sales by brand and channel
UGG brand
Wholesale	$121,545	$137,862	$(16,317)	(11.8)%
Direct-to-Consumer	73,975	70,059	3,916	5.6
Total	195,520	207,921	(12,401)	(6.0)
HOKA brand
Wholesale	260,847	231,885	28,962	12.5
Direct-to-Consumer	159,637	98,141	61,496	62.7
Total	420,484	330,026	90,458	27.4
Teva brand
Wholesale	35,132	46,895	(11,763)	(25.1)
Direct-to-Consumer	13,266	12,725	541	4.3
Total	48,398	59,620	(11,222)	(18.8)
Sanuk brand
Wholesale	6,470	10,726	(4,256)	(39.7)
Direct-to-Consumer	3,109	3,431	(322)	(9.4)
Total	9,579	14,157	(4,578)	(32.3)
Other brands
Wholesale	1,427	1,993	(566)	(28.4)
Direct-to-Consumer	383	744	(361)	(48.5)
Total	1,810	2,737	(927)	(33.9)
Total	$675,791	$614,461	$61,330	10.0%
Total Wholesale	$425,421	$429,361	$(3,940)	(0.9)%
Total Direct-to-Consumer	250,370	185,100	65,270	35.3
Total	$675,791	$614,461	$61,330	10.0%

Total net sales increased primarily due to higher DTC channel sales and HOKA brand wholesale channel sales, partially offset by lower UGG brand and Teva brand wholesale channel sales. Further, we experienced a decrease of 9.2% in the total volume of pairs sold to 10,800 from 11,900 compared to the prior period. On a constant currency basis, net sales increased by 11.1% compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased primarily due to higher global net sales for the HOKA brand, driven by higher consumer acquisition and retention online across an assortment of performance products. Comparable DTC net sales for the 13 weeks ended July 2, 2023, increased by 33.4%, compared to the prior period.

•Wholesale net sales of the HOKA brand increased domestically, driven by higher consumer demand across an assortment of performance products. These effects were partially offset by lower net sales in Europe due to lapping benefits from earlier distributor shipments in the prior period.

•Wholesale net sales of the UGG brand decreased primarily due to lower domestic net sales, primarily driven by lapping earlier shipment patterns in the prior period as customers front-loaded shipments to avoid risks of supply chain disruptions. These effects were partially offset by higher international net sales, primarily in Europe, driven by greater adoption of key product franchises.

•Wholesale net sales of the Teva brand decreased driven by lower domestic net sales, primarily in the sandal category, including quarterly shipping timing differences compared to the prior period.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 11.4% and represented 37.9% and 37.4% of total net sales for the three months ended June 30, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the DTC channel for the UGG and HOKA brands, as well as higher net sales for the wholesale channel for the UGG brand, partially offset by lower net sales for the wholesale channel for the HOKA brand. These results include effects from lapping earlier distributor shipments in the prior period, as discussed above under our reportable operating segments.

Gross Profit. Gross margin increased to 51.3% from 48.0%, compared to the prior period, primarily due to favorable changes in freight costs, a greater mix of sales in the DTC channel and for the HOKA brand, partially offset by domestic promotional and closeout activity and unfavorable changes in foreign currency exchange rates.

Selling, General and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased other operating expenses of approximately $16,100, primarily due to higher IT expenses for programming and software costs, legal expenses, sales meeting expenses, travel expenses, samples expenses, and net insurance premiums.

•Increased payroll and related costs of approximately $15,200, primarily due to higher employee headcount and higher performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $9,400, primarily due to higher promotional marketing expenses for the HOKA to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $8,800, primarily due to higher rent and occupancy expenses, credit card fees, and IT expenses.

•Decreased net foreign currency-related losses of $7,700, primarily driven by remeasurements with favorable changes in Asian and Canadian exchange rates against the US dollar.

•Decreased allowances for trade accounts receivable of approximately $3,400, primarily due to lower accounts receivable balances outstanding.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$16,866	$30,665	$(13,799)	(45.0)%
HOKA brand wholesale	86,524	69,616	16,908	24.3
Teva brand wholesale	9,237	12,493	(3,256)	(26.1)
Sanuk brand wholesale	759	2,466	(1,707)	(69.2)
Other brands wholesale	(2,041)	(469)	(1,572)	(335.2)
Direct-to-Consumer	75,462	41,220	34,242	83.1
Unallocated overhead costs	(116,071)	(99,650)	(16,421)	(16.5)
Total	$70,736	$56,341	$14,395	25.5%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expense as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher global net sales, primarily for the HOKA brand, at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher domestic net sales at higher gross margins, partially offset by higher global SG&A expenses as a percentage of net sales.

•The decrease in income from operations of UGG brand wholesale was due to lower domestic net sales at lower gross margins, as well as higher SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was due to higher payroll costs, primarily for performance-based compensation and higher headcount, higher other operating expenses, primarily for IT programming and software costs and legal expenses, and higher occupancy and rent costs, partially offset by lower net foreign currency-related losses.

Total Other Income, Net. Total other income, net, compared to the prior period, increased due to higher interest income on higher invested cash balances, combined with higher average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2023	2022
Income tax expense	$17,812	$12,153
Effective income tax rate	21.9%	21.3%

The net increase in our effective income tax rate, compared to the prior period, was primarily driven by higher income from operations, including changes in jurisdictional mix of worldwide income before income taxes, as well as reduced net discrete tax benefits, primarily due to stock-based compensation.

Foreign income before income taxes was $37,089 and $33,023 and worldwide income before income taxes was $81,364 and $57,002 during the three months ended June 30, 2023, and 2022, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher domestic income before income taxes as a percentage of worldwide income before income taxes, as well as an increase in foreign operating expenses as a percentage of worldwide sales.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher operating margins as well as higher interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes to our net asset position for favorable European and Asian foreign currency exchange rates.

Liquidity

We finance our working capital and operating requirements using a combination of cash and cash equivalents balances, cash provided from ongoing operating activities, and, to a lesser extent, available borrowings under our revolving credit facilities. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout our fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

As of June 30, 2023, our cash and cash equivalents are $1,046,889. We believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months.

Our liquidity may be impacted by a number of factors, including our results of operations, the strength of our brands and market acceptance of our products, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, our ability to manage supply chain constraints, our ability to respond to macroeconomic, political and legislative developments, and various other risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

If there are unexpected material impacts on our business in future periods and we need to raise or conserve additional cash to fund our operations, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, factors such as a prolonged or severe economic recession or inflationary pressure, could adversely affect our business and liquidity.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the three months ended June 30, 2023, and 2022, no cash and cash equivalents were repatriated. As of June 30, 2023, and March 31, 2023, we have $299,392 and $299,114, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries only to the extent they have already been subject to US tax, if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information on the impacts of the recent Tax Reform Act.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy, and to consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of June 30, 2023, the aggregate remaining approved amount under our stock repurchase program is $1,331,166. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Capital Resources

Revolving Credit Facilities. During the three months ended June 30, 2023, we made no borrowings or repayments under our revolving credit facilities. As of June 30, 2023, we have no outstanding balances under our revolving credit facilities, outstanding letters of credit of $958 under our unsecured revolving credit facility (Primary Credit Facility), and outstanding bank guarantees of $28 under our credit facility in China (China Credit Facility), with available borrowings for all revolving credit facilities of $440,354. There were no changes to the terms and borrowing availability under our revolving credit facilities disclosed in our 2023 Annual Report.

Debt Covenants. As of June 30, 2023, we are in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information on our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Net cash provided by (used in) operating activities	$125,262	$(28,921)	$154,183	533.1%
Net cash used in investing activities	(30,732)	(12,467)	(18,265)	(146.5)
Net cash used in financing activities	(25,619)	(100,036)	74,417	74.4
Effect of foreign currency exchange rates on cash and cash equivalents	(3,817)	(6,873)	3,056	44.5
Net change in cash and cash equivalents	$65,094	$(148,297)	$213,391	143.9%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is primarily driven by our net income after non-cash adjustments and changes in working capital.

The increase in net cash provided by operating activities during the three months ended June 30, 2023, compared to the prior period, was primarily due to $134,646 of favorable changes in operating assets and liabilities, as well as $19,537 of favorable net income after non-cash adjustments, including from favorable changes in stock-based compensation and deferred tax expense. The favorable changes in operating assets and liabilities were primarily due to net favorable changes in inventories, trade accounts receivables, net, and net operating lease assets and liabilities, partially offset by net unfavorable changes in trade accounts payable, prepaid expenses and other current assets, and income tax receivable.

Significant impacts to working capital compared to the prior period were primarily due to changes in the following: (1) fewer purchases of inventories due to better in-transit times compared to the prior period, (2) a higher rate of collections for trade accounts receivable, net, on higher net sales, partially offset by (3) lower net trade accounts payable due to timing of payments and lower freight costs, and (4) changes due to timing of tax refunds and payments.

Investing Activities. The increase in net cash used in investing activities during the three months ended June 30, 2023, compared to the prior period, was primarily due to higher capital expenditures for leasehold improvements for our warehouses and DCs, partially offset by lower IT infrastructure, system, and other technology costs.

Financing Activities. The decrease in net cash used in financing activities during the three months ended June 30, 2023, compared to the prior period, was primarily due to lower stock repurchases.

Contractual Obligations

There were no material changes outside the ordinary course of business during the three months ended June 30, 2023, to the contractual obligations and other commitments disclosed in our 2023 Annual Report. Refer to the section titled "Contractual Obligations" in Part II, Item 7, within our 2023 Annual Report for further information on our contractual obligations and other commitments.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. The full impact of macroeconomic factors on our business and operations, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending and recessionary concerns, is unknown and cannot be reasonably estimated. However, management believes it has made appropriate accounting estimates in accordance with US GAAP based on the facts and circumstance available as of the reporting date. Actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity. Refer to the section titled "Use of Estimates" within Note 1, "General," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for additional information regarding applicable key estimates and assumptions.

There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in the section titled "Critical Accounting Policies and Estimates" in Part II, Item 7, within our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk disclosed in the section titled "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7, within our 2023 Annual Report.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2023.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the three months ended June 30, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program).

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Our current revolving credit agreements allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of June 30, 2023, no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended June 30, 2023, was as follows:

	Total number of shares repurchased (3)	Weighted average price paid per share	Dollar value of shares repurchased (1) (2)	Dollar value of shares remaining for repurchase (3) (2)
April 1 - April 30, 2023	—	$—	$—	$1,356,635
May 1 - May 31, 2023	6,329	473.97	3,000	1,353,635
June 1 - June 30, 2023	46,081	487.60	22,469	1,331,166

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs associated with our program.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to our publicly announced stock repurchase program in open-market transactions.

Item 5. Other Information

Director and Officer Trading Plans

Certain of our directors and officers have entered into a trading plan with a financial institution to either purchase or sell shares of our common stock, which plans are intended to comply with the provisions of Rule 10b5-1 under the Exchange Act. Set forth below is a summary of the adoption, modification, or termination activity during the three months ended June 30, 2023:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Thomas Garcia, Chief Administrative Officer	June 8, 2023	*	June 14, 2024	14,383
Steven J. Fasching, Chief Financial Officer	March 6, 2023	June 6, 2023 (1)	January 31, 2024	3,000

*Not applicable.

(1) This trading plan was terminated automatically prior to the contract end date upon the sale of all shares covered by the plan.

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

Date: August 3, 2023