Form 10-Q
period 2023-09-30
DECKERS OUTDOOR CORP
filed 2023-11-02
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 12, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,730,874.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2023, and 2022

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2023 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•our plans to divest the Sanuk brand and the related terms and timing;
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
•the expansion of our retail store footprint;
•the impacts of pandemics and incidence of disease on our business and the businesses of our customers, consumers, suppliers, and business partners;
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

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), and Koolaburra by UGG® (Koolaburra) are some of the Company’s trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2023	March 31, 2023
ASSETS		(AUDITED)
Cash and cash equivalents	$823,051	$981,795
Trade accounts receivable, net of allowances ($45,511 and $32,504 as of September 30, 2023, and March 31, 2023, respectively)	487,677	301,511
Inventories	726,332	532,852
Prepaid expenses	46,094	33,788
Other current assets	83,455	55,523
Income tax receivable	13,272	4,784
Total current assets	2,179,881	1,910,253
Property and equipment, net of accumulated depreciation ($333,711 and $317,508 as of September 30, 2023, and March 31, 2023, respectively) (Note 11)	295,212	266,679
Operating lease assets	209,338	213,302
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($81,809 and $81,033 as of September 30, 2023, and March 31, 2023, respectively)	36,350	37,457
Deferred tax assets, net	71,078	72,592
Other assets	42,684	41,930
Total assets	$2,848,533	$2,556,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$476,868	$265,605
Accrued payroll	49,219	63,781
Operating lease liabilities	49,496	50,765
Other accrued expenses	101,682	86,753
Income tax payable	61,493	17,322
Value added tax payable	20,632	13,154
Total current liabilities	759,390	497,380
Long-term operating lease liabilities	201,572	195,723
Income tax liability	54,251	62,032
Other long-term liabilities	38,190	35,335
Total long-term liabilities	294,013	293,090
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock (par value $0.01 per share; 125,000 shares authorized; shares issued and outstanding of 25,822 and 26,176 as of September 30, 2023, and March 31, 2023, respectively)	258	262
Additional paid-in capital	243,400	232,932
Retained earnings	1,600,923	1,571,574
Accumulated other comprehensive loss (Note 8)	(49,451)	(39,035)
Total stockholders’ equity	1,795,130	1,765,733
Total liabilities and stockholders’ equity	$2,848,533	$2,556,203

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales (Note 2, Note 10, and Note 11)	$1,091,907	$875,614	$1,767,698	$1,490,075
Cost of sales	508,888	453,693	838,255	773,402
Gross profit	583,019	421,921	929,443	716,673
Selling, general, and administrative expenses	358,402	294,090	634,090	532,501
Income from operations (Note 10)	224,617	127,831	295,353	184,172
Interest income	(10,089)	(1,884)	(21,376)	(3,098)
Interest expense	1,011	1,038	2,016	2,090
Other income, net	(622)	(241)	(968)	(740)
Total other income, net	(9,700)	(1,087)	(20,328)	(1,748)
Income before income taxes	234,317	128,918	315,681	185,920
Income tax expense (Note 4)	55,770	27,394	73,582	39,547
Net income	178,547	101,524	242,099	146,373
Other comprehensive loss, net of tax
Unrealized gain on cash flow hedges	3,403	1,088	3,755	1,846
Foreign currency translation loss	(5,520)	(13,529)	(14,171)	(29,253)
Total other comprehensive loss, net of tax	(2,117)	(12,441)	(10,416)	(27,407)
Comprehensive income	$176,430	$89,083	$231,683	$118,966
Net income per share
Basic	$6.86	$3.83	$9.28	$5.49
Diluted	$6.82	$3.80	$9.22	$5.46
Weighted-average common shares outstanding (Note 9)
Basic	26,031	26,517	26,098	26,646
Diluted	26,178	26,682	26,251	26,815

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2023
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2023	26,176	$262	$232,932	$1,571,574	$(39,035)	$1,765,733
Stock-based compensation	1	—	6,877	—	—	6,877
Shares issued upon vesting	3	—	—	—	—	—
Exercise of stock options	8	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 8)	(52)	(1)	—	(25,468)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	26,136	261	239,659	1,609,535	(47,334)	1,802,121
Stock-based compensation	1	—	9,802	—	—	9,802
Shares issued upon vesting	24	—	1,165	—	—	1,165
Exercise of stock options	8	—	533	—	—	533
Shares withheld for taxes	—	—	(7,759)	—	—	(7,759)
Repurchases of common stock (Note 8)	(347)	(3)	—	(185,466)	—	(185,469)
Excise taxes related to repurchases of common stock	—	—	—	(1,693)	—	(1,693)
Net income	—	—	—	178,547	—	178,547
Total other comprehensive loss	—	—	—	—	(2,117)	(2,117)
Balance, September 30, 2023	25,822	$258	$243,400	$1,600,923	$(49,451)	$1,795,130

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 8)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	266	214,517	1,297,545	(39,921)	1,472,407
Stock-based compensation	1	—	6,779	—	—	6,779
Shares issued upon vesting	27	—	1,046	—	—	1,046
Exercise of stock options	27	—	1,830	—	—	1,830
Shares withheld for taxes	—	—	(5,059)	—	—	(5,059)
Repurchases of common stock (Note 8)	(173)	(1)	—	(50,246)	—	(50,247)
Net income	—	—	—	101,524	—	101,524
Total other comprehensive loss	—	—	—	—	(12,441)	(12,441)
Balance, September 30, 2022	26,481	$265	$219,113	$1,348,823	$(52,362)	$1,515,839

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$242,099	$146,373
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	25,138	23,018
Amortization on cloud computing arrangements	1,131	1,001
Bad debt expense	6,905	4,444
Deferred tax (benefit) expense	(1,266)	788
Stock-based compensation	16,719	10,550
Loss on disposal of long-lived assets	145	24
Impairment of operating lease, other long-lived assets, and other	793	1,068
Changes in operating assets and liabilities:
Trade accounts receivable, net	(193,071)	(136,430)
Inventories	(193,480)	(418,247)
Prepaid expenses and other current assets	(35,269)	(22,791)
Income tax receivable	(8,488)	(6,134)
Net operating lease assets and lease liabilities	8,909	(4,057)
Other assets	(1,886)	2,308
Trade accounts payable	215,374	157,155
Other accrued expenses	(1,479)	(14,688)
Income tax payable	44,171	26,915
Other long-term liabilities	(4,917)	(8,143)
Net cash provided by (used in) operating activities	121,528	(236,846)
INVESTING ACTIVITIES
Purchases of property and equipment	(57,436)	(24,254)
Proceeds from sales of property and equipment	34	—
Net cash used in investing activities	(57,402)	(24,254)
FINANCING ACTIVITIES
Proceeds from issuance of stock	1,165	1,046
Proceeds from exercise of stock options	1,081	1,830
Repurchases of common stock	(210,938)	(150,240)
Cash paid for shares withheld for taxes	(8,457)	(5,102)
Net cash used in financing activities	(217,149)	(152,466)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,721)	(10,702)
Net change in cash and cash equivalents	(158,744)	(424,268)
Cash and cash equivalents at beginning of period	981,795	843,527
Cash and cash equivalents at end of period	$823,051	$419,259

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $4 and $1,124, as of September 30, 2023, and 2022, respectively	$47,146	$29,242
Interest	955	901
Operating leases	31,370	31,572
Non-cash investing activities
Changes in accounts payable and accrued expenses for purchases of property and equipment	(12,957)	(2,516)
Accrued for asset retirement obligation assets related to leasehold improvements	718	803
Leasehold improvements acquired through tenant allowances	8,127	—
Non-cash financing activities
Accrued excise taxes related to repurchase of common stock	1,816	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Note 1. General

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s proprietary brands include the UGG, HOKA, Teva, Sanuk, and Koolaburra brands.

The Company sells its products through quality domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its e-commerce websites and retail stores. Independent third-party contractors manufacture all of the Company’s products.

A significant part of the UGG brand’s business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand, which generally occur more evenly throughout the year, continue to increase as a percentage of the Company’s aggregate net sales, the Company has seen, and expects to continue to see, the impact from seasonality decrease over time.

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2023, and for the three and six months ended September 30, 2023 (the current period), and 2022 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2023, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (prior fiscal year), which was filed with the SEC on May 26, 2023 (2023 Annual Report).

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company’s condensed consolidated financial statements may be materially affected.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as the sales return asset and liability; contract assets and liabilities; stock-based compensation; impairment assessments, including goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company’s incremental borrowing rate (IBR) utilized to measure its operating lease assets and lease liabilities.

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

Immaterial Correction. The supplemental cash flow disclosure includes the correction of an immaterial error to a previously presented amount within the “Operating leases” line item. The amount reported for the period ended September 30, 2022, has been corrected from $17,589 to $31,572. Management has evaluated this correction to its prior period financial statements from a quantitative and qualitative perspective and has concluded this change was not material to any prior annual or interim period. In addition, no other changes were made to the condensed consolidated financial statements as a result of this immaterial correction.

Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily consisting of the Koolaburra brand), as well as DTC (collectively, the Company’s reportable operating segments). Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

As announced during October 2023, the Company intends to divest the Sanuk brand as it focuses on allocating resources that best align with its long-term objectives.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
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

The annual requirement that requires a buyer in a SFP disclose an activity roll forward of outstanding balances as of the end of the reporting period has not yet been adopted.

This annual portion of this ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023. Early adoption is not permitted.

The Company retrospectively adopted this ASU beginning on April 1, 2023, except for the roll forward requirements.

Refer to Note 12, “Supplier Finance Program,” for further information on the Company's SFP key terms and outstanding balances recorded in the condensed consolidated balance sheets.

Management is currently evaluating the impact of the annual portion of this ASU on its condensed consolidated financial statements. The Company plans to adopt the annual roll forward requirement beginning with its year ending March 31, 2025.

Note 2. Revenue Recognition

Disaggregated Revenue. Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.

Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.

The following tables summarize changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability*	24,298	(106,824)
Actual returns	(24,192)	97,969
Balance, September 30, 2023	$15,791	$(54,177)

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	26,444	(84,336)
Actual returns	(24,378)	82,497
Balance, September 30, 2022	$13,557	$(41,706)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.

Loyalty Programs. Activity during the six months ended September 30, 2023, and 2022, related to loyalty programs was as follows:

	2023	2022
Beginning balance	$(13,144)	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	10,022	9,585
Deferred revenue for loyalty points and certificates issued	(11,269)	(10,106)
Ending balance	$(14,391)	$(11,404)

Deferred Revenue. Activity during the six months ended September 30, 2023, and 2022, related to deferred revenue was as follows:

	2023	2022
Beginning balance	$(13,448)	$(15,804)
Additions of customer cash payments	(33,089)	(31,503)
Revenue recognized	30,032	28,589
Ending balance	$(16,505)	$(18,718)

Refer to Note 2, “Revenue Recognition,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information on the Company’s variable consideration accounting policies, including sales return asset and liability, as well as contract liabilities.

Note 3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4, “Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information on the Company’s fair value accounting policies.

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	September 30, 2023	Level 1	Level 2	Level 3
Money-market funds (1)	$489,021	$489,021	$—	$—
Non-qualified deferred compensation asset (2)	9,409	9,409	—	—
Non-qualified deferred compensation liability (2)	(13,603)	(13,603)	—	—
Designated Derivative Contracts asset (3)	4,968	—	4,968	—

	As of	Measured Using
	March 31, 2023	Level 1	Level 2	Level 3
Money-market funds (1)	$675,468	$675,468	$—	$—
Non-qualified deferred compensation asset (2)	8,399	8,399	—	—
Non-qualified deferred compensation liability (2)	(11,326)	(11,326)	—	—

(1) Money-market funds are recorded in cash and cash equivalents in the condensed consolidated balance sheets.
(2) As of September 30, 2023, the non-qualified deferred compensation asset of $9,409 is recorded in other assets in the condensed consolidated balance sheets, and of the $13,603 non-qualified deferred compensation liability, $615 is recorded in other accrued expenses and $12,988 is recorded in other long-term liabilities in the condensed consolidated balance

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
sheets. As of March 31, 2023, the non-qualified deferred compensation asset of $8,399 is recorded in other assets in the condensed consolidated balance sheets, and of the $11,326 non-qualified deferred compensation liability, $737 is recorded in other accrued expenses and $10,589 is recorded in other long-term liabilities in the condensed consolidated balance sheets.
(3) The fair value of Designated Derivative Contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2). The fair values of assets associated with derivative instruments and hedging activities are recorded in other current assets in the condensed consolidated balance sheets. Refer to Note 7, “Derivative Instruments,” for further information, including the definition of the term Designated Derivative Contracts.

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$55,770	$27,394	$73,582	$39,547
Effective income tax rate	23.8%	21.2%	23.3%	21.3%

The tax provisions during the three and six months ended September 30, 2023, and 2022 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2024 (current fiscal year), and March 31, 2023, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three and six months ended September 30, 2023, the net increase in the effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes, and slightly lower net discrete tax benefits.

Note 5. Commitments and Contingencies

There were no material changes outside the ordinary course of business during the six months ended September 30, 2023, to the purchase obligations disclosed in the 2023 Annual Report. Refer to Note 7, “Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information on the Company’s contractual obligations and commitments.

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. Some of the Company’s operating leases contain extension options between one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$13,152	$7,002	$34,739	$13,209
Reductions to operating lease assets for reductions to lease liabilities*	(7,606)	(132)	(7,671)	(408)

*Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $29,935 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced. The excluded amount primarily relates to the lease for a new HOKA brand retail store in New York City that the Company entered into during the three months ended September 30, 2023. The Company expects the New York City store lease will be operational during the quarter ending December 31, 2023.

Litigation. From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable. However, regardless of the merit of the claims raised or the outcome, these matters can have an adverse impact on the Company as a result of legal costs, diversion of management’s time and resources, and other factors.

Note 6. Stock-Based Compensation

From time to time, the Company grants various types of stock-based compensation under the 2015 Stock Incentive Plan (2015 SIP), including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors. During the six months ended September 30, 2023, no additional awards were granted under the 2015 SIP, with the exception of the RSU and LTIP PSU awards summarized below. Refer to Note 8, “Stock-Based Compensation,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted the following awards under the 2015 SIP during the periods presented, which were recorded in the condensed consolidated statements of comprehensive income:

	Six Months Ended September 30,
	2023		2022
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	35,371	$549.90	47,545	$334.74

RSUs are subject to time-based vesting criteria and typically vest in equal annual installments over three years following the date of grant. Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock-based compensation for annual awards, including RSUs outstanding, as of September 30, 2023, was $26,151.

Long-Term Incentive Plan Awards. During the six months ended September 30, 2023, the Company approved awards under the 2015 SIP for the issuance of PSUs (2024 LTIP PSUs), which were awarded to certain members of the Company’s management team, including the Company’s named executive officers and vice presidents. The 2024 LTIP PSUs are subject to vesting based on service conditions over three years. The Company must meet certain revenue and pre-tax income performance targets individually over 36-month reporting periods for the fiscal years ending March 31, 2024, 2025, and 2026 (collectively, the Measurement Periods). The 2024 LTIP PSUs incorporate a relative total stockholder return (TSR) modifier for the 36-month performance period (commencing April 1, 2023) ending March 31, 2026 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2024 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2024 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2024 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards of 20,846 2024 LTIP PSUs at the target performance level during the six months ended September 30, 2023. The weighted-average grant date fair value per share of these 2024 LTIP PSUs was $633.91. Based on the Company’s current long-range forecast, the Company determined that the achievement of at least the minimum threshold target performance criteria was probable as of September 30, 2023. Future unrecognized stock-based compensation for the current performance attainment level of all LTIP PSUs outstanding as of September 30, 2023, including the 2024 LTIP PSUs discussed above, the 2023 LTIP PSUs, and the 2022 LTIP PSUs, is $26,047.

Note 7. Derivative Instruments

The Company enters into foreign currency forward or option contracts (derivative contracts) with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company also enters into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of the anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

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

As of September 30, 2023, the Company has the following Designated Derivative Contracts recorded at fair value in the condensed consolidated balance sheets:

Notional value	$115,721
Fair value recorded in other current assets	4,968

As of September 30, 2023, three counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next six months. As of March 31, 2023, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Gain recorded in OCI	$4,705	$1,805	$5,116	$2,805
Reclassifications from AOCL into net sales	(170)	(369)	(149)	(369)
Income tax expense in OCI	(1,132)	(348)	(1,212)	(590)
Total	$3,403	$1,088	$3,755	$1,846

There was no gain or loss for Non-Designated Derivative Contracts recorded during the three and six months ended September 30, 2023; and there was a $1,836 and $1,916 gain recorded in SG&A expenses in the condensed consolidated statements of comprehensive income during the three and six months ended September 30, 2022, respectively.

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2023, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.

Note 8. Stockholders’ Equity

Stock Repurchase Program. The Company’s Board of Directors has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions (stock repurchase program). As of September 30, 2023, the aggregate remaining approved amount under the stock repurchase program is $1,145,697. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Six Months Ended September 30,
	2023	2022
Dollar value of shares repurchased (1) (2)	$210,938	$150,240
Total number of shares repurchased (3)	399,388	557,675
Weighted average price per share paid	$528.15	$269.41

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.

Subsequent to September 30, 2023, through October 12, 2023, the Company repurchased 88,928 shares in open-market transactions for $44,941 at a weighted average price per share paid of $505.36 and had an aggregate authorized amount of $1,100,756 remaining under the stock repurchase program.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	September 30, 2023	March 31, 2023
Unrealized gain on cash flow hedges	$3,755	$—
Cumulative foreign currency translation loss	(53,206)	(39,035)
Total	$(49,451)	$(39,035)

Note 9. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Basic	26,031,000	26,517,000	26,098,000	26,646,000
Dilutive effect of equity awards	147,000	165,000	153,000	169,000
Diluted	26,178,000	26,682,000	26,251,000	26,815,000
Excluded
RSUs and PSUs	19,000	45,000	33,000	47,000
LTIP PSUs	117,000	115,000	117,000	115,000
Deferred Non-Employee Director Equity Awards	—	2,000	—	2,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect, respectively.

Note 10. Reportable Operating Segments

Information reported to the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer (CEO), President, and Principal Executive Officer (PEO), is organized into the Company’s six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments.

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

The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company’s warehouses and DCs, certain executive and stock-based compensation, accounting, finance, legal, information

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
technology (IT), human resources, and facilities, among others. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments as these transactions are eliminated in consolidation.

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales
UGG brand wholesale	$451,841	$361,305	$573,386	$499,167
HOKA brand wholesale	262,973	223,035	523,820	454,920
Teva brand wholesale	12,150	19,587	47,282	66,482
Sanuk brand wholesale	3,348	5,060	9,818	15,786
Other brands wholesale	29,862	27,559	31,289	29,552
Direct-to-Consumer	331,733	239,068	582,103	424,168
Total	$1,091,907	$875,614	$1,767,698	$1,490,075

Income (loss) from operations
UGG brand wholesale	$165,902	$112,083	$182,768	$142,748
HOKA brand wholesale	81,873	63,576	168,397	133,192
Teva brand wholesale	(647)	2,737	8,590	15,230
Sanuk brand wholesale	(303)	350	456	2,816
Other brands wholesale	6,459	5,837	4,418	5,368
Direct-to-Consumer	112,255	59,936	187,717	101,156
Unallocated overhead costs	(140,922)	(116,688)	(256,993)	(216,338)
Total	$224,617	$127,831	$295,353	$184,172

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Segment Assets. Assets allocated to each reportable operating segment include trade accounts receivable, net, inventories, property and equipment, net, operating lease assets, goodwill, other intangible assets, net, and certain other assets that are specifically identifiable for one of the Company’s reportable operating segments. Unallocated assets are those assets not directly related to a specific reportable operating segment and generally include cash and cash equivalents, deferred tax assets, net, and various other corporate assets shared by the Company’s reportable operating segments.

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	September 30, 2023	March 31, 2023
Assets
UGG brand wholesale	$740,892	$261,683
HOKA brand wholesale	361,699	446,450
Teva brand wholesale	48,519	94,735
Sanuk brand wholesale	30,971	41,405
Other brands wholesale	51,734	24,448
Direct-to-Consumer	258,211	219,194
Total assets from reportable operating segments	1,492,026	1,087,915
Unallocated cash and cash equivalents	823,051	981,795
Unallocated deferred tax assets, net	71,078	72,592
Unallocated other corporate assets	462,378	413,901
Total	$2,848,533	$2,556,203

Note 11. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
International net sales	$343,874	$257,905	$600,130	$487,851
% of net sales	31.5%	29.5%	33.9%	32.7%
Net sales in foreign currencies	$292,344	$193,130	$441,315	$302,071
% of net sales	26.8%	22.1%	25.0%	20.3%
Ten largest global customers as % of net sales	33.6%	40.1%	27.9%	30.1%

For the three and six months ended September 30, 2023, and 2022, no single foreign country comprised 10.0% or more of the Company’s total net sales. For the three months ended September 30, 2023, no single global customer accounted for 10.0% or more of the Company’s net sales, compared to one single global customer for the three months ended September 30, 2022. For the six months ended September 30, 2023, and 2022, no single global customer accounted for 10.0% or more of the Company’s net sales.

As of September 30, 2023, the Company has two customers that represent 24.0% of trade accounts receivable, net, compared to no customers that represent 10.0% of trade accounts receivable, net, as of March 31, 2023. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2023, and 2022
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

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2023	March 31, 2023
United States	$270,047	$244,529
Foreign*	25,165	22,150
Total	$295,212	$266,679

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2023, and March 31, 2023.

Note 12. Supplier Finance Program

The Company has a voluntary SFP administered through a third-party platform that provides the Company’s independent manufacturers and suppliers of inventory (inventory suppliers) the opportunity to sell their receivables due from the Company to participating financial institutions in advance of the invoice due date, at the sole discretion of both inventory suppliers and the financial institutions. The Company is not party to the agreements between these third parties and has no economic interest in an inventory suppliers’ decision to sell a receivable.

The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers’ election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elected to participate in the SFP are presented in trade accounts payable in the condensed consolidated balance sheets.

As of September 30, 2023, and March 31, 2023, the Company had $7,513 and $7,740, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, “Financial Statements,” within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2023 Annual Report.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties. Our actual results of operations may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors,” within this Quarterly Report.

Overview

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Sanuk, and Koolaburra. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are manufactured by independent third-party manufacturers.

Financial Highlights

Consolidated financial performance highlights for the six months ended September 30, 2023, (fiscal year to date) compared to the prior period, were as follows:

•Net sales increased 18.6% to $1,767,698.
◦Channel
▪Wholesale channel net sales increased 11.2% to $1,185,595.
▪DTC channel net sales increased 37.2% to $582,103.
◦Geography
▪Domestic net sales increased 16.5% to $1,167,568.
▪International net sales increased 23.0% to $600,130.
•Gross margin increased 450 basis points to 52.6%.
•Income from operations increased 60.4% to $295,353.
•Diluted earnings per share increased 68.9% to $9.22 per share.

Trends and Uncertainties Impacting Our Business and Industry

We expect our business and industry will continue to be impacted by several important trends and uncertainties, including the following:
Supply Chain

•To support our growing business, we continue to expand our network of global warehouses, DCs, and 3PLs, while diversifying and increasing the number of third-party manufacturers we engage, which has resulted in higher costs in the current fiscal year. We expect to continue to invest in and build upon these infrastructure capabilities to continue meeting customer and consumer demand, which may result in higher costs in future periods.

Brand and Omni-Channel Strategy

•We remain focused on increasing global consumer awareness and adoption of the HOKA brand, which has continued to positively impact our financial results and seasonality trends. Our efforts to drive HOKA brand performance are primarily focused on launching innovative and diverse product offerings and global marketing campaigns to drive brand awareness, further expanding the HOKA brand presence through our DTC channel, and distribution management.

•Our ongoing marketplace management strategy in Europe and Asia continues to drive UGG and HOKA brand awareness and consumer acquisition by building brand acceptance and heat through localized marketing investments.

•Our long-term growth strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, and prioritizing consumer acquisition and experience to sustain strong demand and market positions for our brands.

•As we continue to focus on effective resource allocation and the execution of our long-term objectives, we intend to divest the Sanuk brand.

Refer to Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.

Reportable Operating Segment Overview

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily consisting of the Koolaburra brand), as well as DTC. Information reported to the CODM, who is our CEO, President, and PEO, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear that offers enhanced cushioning and inherent stability with minimal weight, as well as apparel and accessories. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Strong marketing and strategic marketplace presence has fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing within selective key accounts. As a result, the HOKA brand is bolstering its net sales, which continue to increase as a percentage of our aggregate net sales and positively impact seasonality trends.

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

Sanuk Brand. The Sanuk brand originated in Southern California surf culture and has emerged as a lifestyle brand with a presence in the relaxed casual shoe and sandal categories with a focus on innovation in comfort and sustainability. The Sanuk brand’s use of unexpected materials and unconventional construction, combined with its fun and playful branding, are key elements of the brand’s identity.

Other Brands. Other brands consist primarily of the Koolaburra brand. The Koolaburra brand is a casual footwear fashion line that uses plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering.

Refer to the “Reportable Operating Segment Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report for further discussion of our outlook on consumer demand drivers for our UGG, HOKA, Teva, Sanuk, and Other brands products.

Direct-to-Consumer. Our DTC business encompasses all of our brands and is comprised of our e-commerce websites and retail stores, which are intertwined and interdependent in an omni-channel marketplace. We believe many of our consumers interact with both our e-commerce websites and retail stores before making purchasing decisions in store and online.

Our net sales related to the businesses and stores outlined below are recorded in our DTC reportable operating segment, except for net sales from our partner retail stores, which are recorded in our brands’ respective wholesale reportable operating segments.

•E-Commerce Business. Our global e-commerce business provides us with an opportunity to directly engage and connect with our consumers, and communicate a consistent message that promotes our brands’ promises and awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores.

•Retail Business. Our global Company-owned mono-branded retail stores are predominantly UGG brand concept stores and UGG brand outlet stores, as well as HOKA brand stores, which we continue to launch in strategic locations. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores.

•Flagship Stores. Global concept stores include flagship stores, which are primarily located in major tourist locations. These are premium mono-branded stores in key markets designed to showcase UGG and HOKA brand products. Flagship stores provide broader product offerings and generate greater traffic that enhance our interaction with consumers and increase brand loyalty.

•Shop-in-Shop Stores (SIS). SIS are concept stores that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of store sales and for which we own the inventory.

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

Seasonality

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand’s year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as we continue to take steps to diversify and expand our product offerings by creating more year-round styles, and as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we have seen and expect to continue to see the impact from seasonality decrease over time.

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022. Results of operations were as follows:

	Three Months Ended September 30,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,091,907	100.0%	$875,614	100.0%	$216,293	24.7%
Cost of sales	508,888	46.6	453,693	51.8	(55,195)	(12.2)
Gross profit	583,019	53.4	421,921	48.2	161,098	38.2
Selling, general, and administrative expenses	358,402	32.8	294,090	33.6	(64,312)	(21.9)
Income from operations	224,617	20.6	127,831	14.6	96,786	75.7
Total other income, net	(9,700)	(0.9)	(1,087)	(0.1)	8,613	792.4
Income before income taxes	234,317	21.5	128,918	14.7	105,399	81.8
Income tax expense	55,770	5.1	27,394	3.1	(28,376)	(103.6)
Net income	178,547	16.4	101,524	11.6	77,023	75.9
Total other comprehensive loss, net of tax	(2,117)	(0.2)	(12,441)	(1.4)	10,324	83.0
Comprehensive income	$176,430	16.2%	$89,083	10.2%	$87,347	98.1%
Net income per share
Basic	$6.86		$3.83		$3.03	79.1%
Diluted	$6.82		$3.80		$3.02	79.5%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$748,033	$617,709	$130,324	21.1%
International	343,874	257,905	85,969	33.3
Total	$1,091,907	$875,614	$216,293	24.7%
Net sales by brand and channel
UGG brand
Wholesale	$451,841	$361,305	$90,536	25.1%
Direct-to-Consumer	158,649	115,210	43,439	37.7
Total	610,490	476,515	133,975	28.1

	Three Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
HOKA brand
Wholesale	262,973	223,035	39,938	17.9
Direct-to-Consumer	160,988	109,981	51,007	46.4
Total	423,961	333,016	90,945	27.3
Teva brand
Wholesale	12,150	19,587	(7,437)	(38.0)
Direct-to-Consumer	9,355	10,463	(1,108)	(10.6)
Total	21,505	30,050	(8,545)	(28.4)
Sanuk brand
Wholesale	3,348	5,060	(1,712)	(33.8)
Direct-to-Consumer	2,033	2,468	(435)	(17.6)
Total	5,381	7,528	(2,147)	(28.5)
Other brands
Wholesale	29,862	27,559	2,303	8.4
Direct-to-Consumer	708	946	(238)	(25.2)
Total	30,570	28,505	2,065	7.2
Total	$1,091,907	$875,614	$216,293	24.7%
Total Wholesale	$760,174	$636,546	$123,628	19.4%
Total Direct-to-Consumer	331,733	239,068	92,665	38.8
Total	$1,091,907	$875,614	$216,293	24.7%

Total net sales increased primarily due to higher DTC and wholesale channel sales for the UGG and HOKA brands, partially offset by lower Teva brand sales. Further, we experienced an increase of 12.9% in the total volume of pairs sold to 16,600 from 14,700, compared to the prior period. On a constant currency basis, net sales increased by 24.2%, compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC channel net sales increased primarily due to higher global net sales for the HOKA brand and UGG brand, driven by consumer acquisition and retention online as we experienced increased demand for both brands. Comparable DTC channel net sales for the 13 weeks ended October 1, 2023, increased by 36.8% compared to the prior period.

•Wholesale net sales of the UGG brand increased due to higher global sales growth, mainly as a result of strong global brand heat and the timing of certain shipments, which included some early Fall season demand.

•Wholesale net sales of the HOKA brand increased globally, from gaining market share with existing customer accounts, driven by higher demand across an assortment of performance products.

•Wholesale net sales of the Teva brand decreased driven by lower global net sales, particularly in the sandal category.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 33.3% and represented 31.5% and 29.5% of total net sales for the three months ended September 30, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the wholesale and DTC channels for the UGG and HOKA brands.

Gross Profit. Gross margin increased to 53.4% from 48.2%, compared to the prior period, primarily due to a decrease in freight costs, favorable UGG brand product mix shifts, favorable full-price selling for the UGG brand, favorable channel mix shift to DTC, and a slight benefit from foreign currency exchange rates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $26,900, primarily due to higher employee headcount and higher performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $14,700, primarily due to higher promotional marketing expenses for the UGG and HOKA brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing, as well as increased advertising expenses associated with higher DTC sales.

•Increased other variable net selling expenses of approximately $10,100, primarily due to higher rent and occupancy, warehouse costs, and credit card fees.

•Increased other operating expenses of approximately $8,000, primarily due to higher IT expenses for programming and software costs, and contract expenses, partially offset by a decrease in legal expenses.

•Increased allowances for trade accounts receivable of approximately $5,700, primarily due to higher accounts receivable balances outstanding.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$165,902	$112,083	$53,819	48.0%
HOKA brand wholesale	81,873	63,576	18,297	28.8
Teva brand wholesale	(647)	2,737	(3,384)	(123.6)
Sanuk brand wholesale	(303)	350	(653)	(186.6)
Other brands wholesale	6,459	5,837	622	10.7
Direct-to-Consumer	112,255	59,936	52,319	87.3
Unallocated overhead costs	(140,922)	(116,688)	(24,234)	(20.8)
Total	$224,617	$127,831	$96,786	75.7%

The increase in total income from operations, compared to the prior period, was due to higher gross margins on higher global net sales, combined with lower SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of UGG brand wholesale was due to higher global net sales at higher gross margins, as well as relatively flat SG&A expenses as a percentage of net sales.

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA brand and UGG brand, at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was primarily due to higher payroll costs related to higher headcount and performance-based compensation, as well as higher IT, contract, and rent-related expenses, partially offset by a decrease in legal expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2023	2022
Income tax expense	$55,770	$27,394
Effective income tax rate	23.8%	21.2%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes, and slightly lower net discrete tax benefits.

Foreign income before income taxes was $66,213 and $28,473 and worldwide income before income taxes was $234,317 and $128,918 during the three months ended September 30, 2023, and 2022, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign gross profit as a percentage of foreign net sales compared to domestic gross profit as a percentage of domestic net sales.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales, operating margins, and interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by higher stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes to our net asset position for more favorable Asian and European foreign currency exchange rates.

Six Months Ended September 30, 2023, Compared to Six Months Ended September 30, 2022. Results of operations were as follows:

	Six Months Ended September 30,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,767,698	100.0%	$1,490,075	100.0%	$277,623	18.6%
Cost of sales	838,255	47.4	773,402	51.9	(64,853)	(8.4)
Gross profit	929,443	52.6	716,673	48.1	212,770	29.7
Selling, general, and administrative expenses	634,090	35.9	532,501	35.7	(101,589)	(19.1)
Income from operations	295,353	16.7	184,172	12.4	111,181	60.4
Total other income, net	(20,328)	(1.2)	(1,748)	(0.1)	18,580	1,062.9
Income before income taxes	315,681	17.9	185,920	12.5	129,761	69.8
Income tax expense	73,582	4.2	39,547	2.7	(34,035)	(86.1)
Net income	242,099	13.7	146,373	9.8	95,726	65.4
Total other comprehensive loss, net of tax	(10,416)	(0.6)	(27,407)	(1.8)	16,991	62.0
Comprehensive income	$231,683	13.1%	$118,966	8.0%	$112,717	94.7%
Net income per share
Basic	$9.28		$5.49		$3.79	69.0%
Diluted	$9.22		$5.46		$3.76	68.9%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Six Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,167,568	$1,002,224	$165,344	16.5%
International	600,130	487,851	112,279	23.0
Total	$1,767,698	$1,490,075	$277,623	18.6%
Net sales by brand and channel
UGG brand
Wholesale	$573,386	$499,167	$74,219	14.9%
Direct-to-Consumer	232,624	185,269	47,355	25.6
Total	806,010	684,436	121,574	17.8
HOKA brand
Wholesale	523,820	454,920	68,900	15.1
Direct-to-Consumer	320,625	208,122	112,503	54.1
Total	844,445	663,042	181,403	27.4
Teva brand
Wholesale	47,282	66,482	(19,200)	(28.9)
Direct-to-Consumer	22,621	23,188	(567)	(2.4)
Total	69,903	89,670	(19,767)	(22.0)
Sanuk brand
Wholesale	9,818	15,786	(5,968)	(37.8)
Direct-to-Consumer	5,142	5,899	(757)	(12.8)
Total	14,960	21,685	(6,725)	(31.0)

	Six Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	31,289	29,552	1,737	5.9
Direct-to-Consumer	1,091	1,690	(599)	(35.4)
Total	32,380	31,242	1,138	3.6
Total	$1,767,698	$1,490,075	$277,623	18.6%
Total Wholesale	$1,185,595	$1,065,907	$119,688	11.2%
Total Direct-to-Consumer	582,103	424,168	157,935	37.2
Total	$1,767,698	$1,490,075	$277,623	18.6%

Total net sales increased primarily due to higher DTC and wholesale channel sales for the HOKA and UGG brands, partially offset by lower Teva and Sanuk brand sales. Further, we experienced an increase of 3.0% in the total volume of pairs sold to 27,400 from 26,600, compared to the prior period. On a constant currency basis, net sales increased by 18.8%, compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC channel net sales increased primarily due to higher global net sales for the HOKA brand and UGG brand, driven by consumer acquisition and retention online as we experienced increased demand for both brands. Comparable DTC channel net sales for the 26 weeks ended October 1, 2023, increased by 35.7%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher international sales, driven by greater adoption of key product franchises as well as early global demand for Fall season product.

•Wholesale net sales of the HOKA brand increased domestically and in Asia, driven by higher consumer demand across an assortment of performance products. These effects were partially offset by lower net sales in Europe, including the timing of certain distributor shipments.

•Wholesale net sales of the Teva brand decreased driven by lower global net sales, primarily in the sandal category, including shipping timing differences compared to the prior period.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 23.0% and represented 33.9% and 32.7% of total net sales for the six months ended September 30, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the wholesale and DTC channels for the UGG brand, as well as higher net sales for the DTC channel for the HOKA brand.

Gross Profit. Gross margin increased to 52.6% from 48.1%, compared to the prior period, primarily due to favorable changes in freight costs, favorable HOKA brand mix and UGG product mix shifts, and a greater mix of sales in the DTC channel.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $42,100, primarily due to higher employee headcount and higher performance-based compensation.

•Increased other operating expenses of approximately $24,100, primarily due to higher IT expenses for programming and software costs, contract expenses, travel and entertainment expenses, sales meetings, depreciation expense, and sample expenses.

•Increased variable advertising and promotion expenses of approximately $24,100, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing, as well as increased advertising expenses associated with higher DTC sales.

•Increased other variable net selling expenses of approximately $18,900, primarily due to higher rent and occupancy, warehouse costs, and credit card fees.

•Increased allowances for trade accounts receivable of approximately $2,300, primarily due to higher accounts receivable balances outstanding.

•Decreased net foreign currency-related losses of $9,600, primarily driven by remeasurements with favorable changes in Asian and Canadian exchange rates against the US dollar, partially offset by higher realized losses due to unfavorable changes in European exchange rates.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$182,768	$142,748	$40,020	28.0%
HOKA brand wholesale	168,397	133,192	35,205	26.4
Teva brand wholesale	8,590	15,230	(6,640)	(43.6)
Sanuk brand wholesale	456	2,816	(2,360)	(83.8)
Other brands wholesale	4,418	5,368	(950)	(17.7)
Direct-to-Consumer	187,717	101,156	86,561	85.6
Unallocated overhead costs	(256,993)	(216,338)	(40,655)	(18.8)
Total	$295,353	$184,172	$111,181	60.4%

The increase in total income from operations, compared to the prior period, was primarily due to higher global net sales at higher gross margins, partially offset by slightly higher SG&A expense as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA brand and UGG brand, higher gross margins, as well as lower global SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was due to higher global net sales at higher gross margins, partially offset by slightly higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was primarily due to higher global net sales at higher gross margins.

•The decrease in income from operations of Teva brand wholesale was due to lower global net sales as well as higher SG&A as a percentage of net sales, partially offset by higher gross margins.

•The increase in unallocated overhead costs was due to higher payroll costs, related to higher headcount and performance-based compensation, an increase in IT, contract, and rent-related expenses, partially offset by lower net foreign currency-related losses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2023	2022
Income tax expense	$73,582	$39,547
Effective income tax rate	23.3%	21.3%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to changes in the jurisdictional mix of worldwide income before income taxes, and slightly lower net discrete tax benefits.

Foreign income before income taxes was $103,302 and $61,496 and worldwide income before income taxes was $315,681 and $185,920 during the six months ended September 30, 2023, and 2022, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to higher foreign SG&A as a percentage of foreign sales, compared to domestic SG&A as a percentage of domestic sales, partially offset by higher foreign gross profit as a percentage of foreign net sales compared to domestic gross profit as a percentage of domestic net sales.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales and operating margins as well as higher interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes to our net asset position for more favorable Asian and European foreign currency exchange rates.

Liquidity

Sources of Liquidity. We finance our working capital and operating requirements using a combination of cash and cash equivalents balances, cash provided from ongoing operating activities and, to a lesser extent, available borrowing capacity under our revolving credit facilities. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout the fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

As of September 30, 2023, our cash and cash equivalents are $823,051, the majority of which is held in highly rated money market funds and interest-bearing demand deposit accounts with established national financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

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

Material Cash Requirements. There were no material changes outside the ordinary course of business during the six months ended September 30, 2023, to our cash requirements or contractual obligations, including those outside the ordinary course of business, disclosed in the sections titled “Liquidity” and “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report.

Stock Repurchase Program. Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the six months ended September 30, 2023, and 2022, no cash and cash equivalents were repatriated. As of September 30, 2023, and March 31, 2023, we have $260,721 and $299,114, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information regarding our cash repatriation strategy.

Capital Resources

Revolving Credit Facilities. During the six months ended September 30, 2023, we made no borrowings or repayments, there were no changes to the terms and there was no material change to the borrowing availability under our revolving credit facilities disclosed in our 2023 Annual Report. As of September 30, 2023, we have no outstanding balances under our revolving credit facilities and there were no material changes to outstanding letters of credit under our unsecured revolving credit facility or to outstanding bank guarantees under our credit facility in China disclosed in our 2023 Annual Report.

Debt Covenants. As of September 30, 2023, we are in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information on our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended September 30,
	2023	2022	Change
	Amount	Amount	Amount	%
Net cash provided by (used in) operating activities	$121,528	$(236,846)	$358,374	151.3%
Net cash used in investing activities	(57,402)	(24,254)	(33,148)	(136.7)
Net cash used in financing activities	(217,149)	(152,466)	(64,683)	(42.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,721)	(10,702)	4,981	46.5
Net change in cash and cash equivalents	$(158,744)	$(424,268)	$265,524	62.6%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in working capital.

The increase in net cash provided by operating activities during the six months ended September 30, 2023, compared to the prior period, was primarily due to $253,976 of favorable changes in operating assets and liabilities, as well as $104,398 of favorable net income after non-cash adjustments. The favorable changes in operating assets and liabilities were primarily due to net favorable changes in inventories, trade accounts payable, income tax payables, other accrued expenses, and net operating lease assets and liabilities, partially offset by net unfavorable changes in trade accounts receivables, net and prepaid expenses and other current assets.

Significant impacts to working capital compared to the prior period were primarily due to changes in the following: (1) fewer purchases of inventories due to more tightly managed brand inventories in alignment with expected growth as we are operating in a less disrupted supply chain environment compared to the prior period, (2) higher net trade accounts payable due to timing of payments, partially offset by (3) higher trade accounts receivable, net, on higher net sales.

Investing Activities. The increase in net cash used in investing activities during the six months ended September 30, 2023, compared to the prior period, was primarily due to higher capital expenditures for leasehold improvements for our warehouses and DCs.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2023, compared to the prior period, was primarily due to higher stock repurchases.

Critical Accounting Policies and Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements based on historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. The full impact of macroeconomic factors on our business and operations, including inflationary pressures, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, and recessionary concerns, is unknown and cannot be reasonably estimated. However, management believes it has made appropriate accounting estimates in accordance with US GAAP based on the facts and circumstances available as of the reporting date and actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity. Refer to the sections titled “Use of Estimates” and “Recent Accounting Pronouncements” within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for additional information regarding applicable key estimates and assumptions, as well as the impact of recent accounting pronouncements.

There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, within our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk disclosed in the section titled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7, within our 2023 Annual Report.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2023.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the six months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out-of-court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG brand and HOKA brand trademarks within its internet domain name. We have also discovered and are investigating several manufacturers and distributors of counterfeit UGG brand products, and we are investigating various markets for indications of counterfeit HOKA brand manufacturing.

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business, including employment, intellectual property, and product liability claims. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management’s time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

During the six months ended September 30, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (stock repurchase program).

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of September 30, 2023, no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2023, was as follows:

	Total number of shares repurchased (3)	Weighted average price per share paid	Dollar value of shares repurchased (1) (2)	Dollar value of shares remaining for repurchase (3) (2)
July 1 - July 31, 2023	—	$—	$—	$1,331,166
August 1 - August 31, 2023	183,651	547.61	100,569	1,230,597
September 1 - September 30, 2023	163,327	519.81	84,900	1,145,697

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.

Subsequent to September 30, 2023, through October 12, 2023, we repurchased 88,928 shares in open-market transactions for $44,941 at a weighted average price per share paid of $505.36 and had an aggregate authorized amount of $1,100,756 remaining under the stock repurchase program.

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K. During the three months ended September 30, 2023, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors and officers. Set forth below is a summary of the adoption, modification, and termination activity of our directors and officers in respect of their Rule 10b5-1 trading plans during the three months ended September 30, 2023:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Dave Powers, Chief Executive Officer, President, and Director	September 8, 2023	*	April 22, 2024	35,957
Stefano Caroti, Chief Commercial Officer	September 6, 2023	*	August 25, 2024	14,725

*Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2023