Form 10-Q
period 2023-12-31
DECKERS OUTDOOR CORP
filed 2024-02-05
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 18, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,668,220.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended December 31, 2023, and 2022

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2023 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2023	March 31, 2023
ASSETS		(AUDITED)
Cash and cash equivalents	$1,650,802	$981,795
Trade accounts receivable, net of allowances ($49,835 and $32,504 as of December 31, 2023, and March 31, 2023, respectively)	331,677	301,511
Inventories	538,963	532,852
Prepaid expenses	36,138	33,788
Other current assets	75,905	55,523
Income tax receivable	15,369	4,784
Total current assets	2,648,854	1,910,253
Property and equipment, net of accumulated depreciation ($348,875 and $317,508 as of December 31, 2023, and March 31, 2023, respectively) (Note 11)	300,815	266,679
Operating lease assets	232,179	213,302
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($82,866 and $81,033 as of December 31, 2023, and March 31, 2023, respectively)	35,798	37,457
Deferred tax assets, net	68,950	72,592
Other assets	46,873	41,930
Total assets	$3,347,459	$2,556,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$507,161	$265,605
Accrued payroll	86,378	63,781
Operating lease liabilities	51,124	50,765
Other accrued expenses	160,570	86,753
Income tax payable	109,350	17,322
Value added tax payable	12,859	13,154
Total current liabilities	927,442	497,380
Long-term operating lease liabilities	222,867	195,723
Income tax liability	52,585	62,032
Other long-term liabilities	40,375	35,335
Total long-term liabilities	315,827	293,090
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock (par value $0.01 per share; 125,000 shares authorized; shares issued and outstanding of 25,650 and 26,176 as of December 31, 2023, and March 31, 2023, respectively)	256	262
Additional paid-in capital	255,994	232,932
Retained earnings	1,890,314	1,571,574
Accumulated other comprehensive loss (Note 8)	(42,374)	(39,035)
Total stockholders’ equity	2,104,190	1,765,733
Total liabilities and stockholders’ equity	$3,347,459	$2,556,203

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales (Note 2, Note 10, and Note 11)	$1,560,307	$1,345,640	$3,328,005	$2,835,715
Cost of sales	643,738	633,111	1,481,993	1,406,513
Gross profit	916,569	712,529	1,846,012	1,429,202
Selling, general, and administrative expenses	428,670	349,869	1,062,760	882,370
Income from operations (Note 10)	487,899	362,660	783,252	546,832
Interest income	(11,895)	(3,571)	(33,271)	(6,669)
Interest expense	911	1,155	2,927	3,245
Other income, net	(170)	(228)	(1,138)	(968)
Total other income, net	(11,154)	(2,644)	(31,482)	(4,392)
Income before income taxes	499,053	365,304	814,734	551,224
Income tax expense (Note 4)	109,134	86,642	182,716	126,189
Net income	389,919	278,662	632,018	425,035
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on cash flow hedges	(3,645)	(2,083)	110	(237)
Foreign currency translation gain (loss)	10,722	14,169	(3,449)	(15,084)
Total other comprehensive income (loss), net of tax	7,077	12,086	(3,339)	(15,321)
Comprehensive income	$396,996	$290,748	$628,679	$409,714
Net income per share
Basic	$15.19	$10.55	$24.35	$16.00
Diluted	$15.11	$10.48	$24.20	$15.90
Weighted-average common shares outstanding (Note 9)
Basic	25,664	26,418	25,953	26,570
Diluted	25,811	26,586	26,114	26,740

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2023
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2023	26,176	$262	$232,932	$1,571,574	$(39,035)	$1,765,733
Stock-based compensation	1	—	6,877	—	—	6,877
Shares issued upon vesting	3	—	—	—	—	—
Exercise of stock options	8	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 8)	(52)	(1)	—	(25,468)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	26,136	261	239,659	1,609,535	(47,334)	1,802,121
Stock-based compensation	1	—	9,802	—	—	9,802
Shares issued upon vesting	24	—	1,165	—	—	1,165
Exercise of stock options	8	—	533	—	—	533
Shares withheld for taxes	—	—	(7,759)	—	—	(7,759)
Repurchases of common stock (Note 8)	(347)	(3)	—	(185,466)	—	(185,469)
Excise taxes related to repurchases of common stock	—	—	—	(1,693)	—	(1,693)
Net income	—	—	—	178,547	—	178,547
Total other comprehensive loss	—	—	—	—	(2,117)	(2,117)
Balance, September 30, 2023	25,822	258	243,400	1,600,923	(49,451)	1,795,130
Stock-based compensation	—	—	11,846	—	—	11,846
Shares issued upon vesting	2	—	—	—	—	—
Exercise of stock options	22	—	1,444	—	—	1,444
Shares withheld for taxes	—	—	(696)	—	—	(696)
Repurchases of common stock (Note 8)	(196)	(2)	—	(99,695)	—	(99,697)
Excise taxes related to repurchases of common stock	—	—	—	(833)	—	(833)
Net income	—	—	—	389,919	—	389,919
Total other comprehensive income	—	—	—	—	7,077	7,077
Balance, December 31, 2023	25,650	$256	$255,994	$1,890,314	$(42,374)	$2,104,190

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31, 2022
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2022	26,982	$270	$210,825	$1,352,685	$(24,955)	$1,538,825
Stock-based compensation	1	—	3,735	—	—	3,735
Shares withheld for taxes	—	—	(43)	—	—	(43)
Repurchases of common stock (Note 8)	(384)	(4)	—	(99,989)	—	(99,993)
Net income	—	—	—	44,849	—	44,849
Total other comprehensive loss	—	—	—	—	(14,966)	(14,966)
Balance, June 30, 2022	26,599	266	214,517	1,297,545	(39,921)	1,472,407
Stock-based compensation	1	—	6,779	—	—	6,779
Shares issued upon vesting	27	—	1,046	—	—	1,046
Exercise of stock options	27	—	1,830	—	—	1,830
Shares withheld for taxes	—	—	(5,059)	—	—	(5,059)
Repurchases of common stock (Note 8)	(173)	(1)	—	(50,246)	—	(50,247)
Net income	—	—	—	101,524	—	101,524
Total other comprehensive loss	—	—	—	—	(12,441)	(12,441)
Balance, September 30, 2022	26,481	265	219,113	1,348,823	(52,362)	1,515,839
Stock-based compensation	1	—	7,479	—	—	7,479
Shares issued upon vesting	2	—	—	—	—	—
Exercise of stock options	1	—	40	—	—	40
Shares withheld for taxes	—	—	(312)	—	—	(312)
Repurchases of common stock (Note 8)	(127)	(1)	—	(44,621)	—	(44,622)
Net income	—	—	—	278,662	—	278,662
Total other comprehensive income	—	—	—	—	12,086	12,086
Balance, December 31, 2022	26,358	$264	$226,320	$1,582,864	$(40,276)	$1,769,172

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$632,018	$425,035
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	40,901	35,089
Amortization on cloud computing arrangements	1,651	1,572
Loss on extinguishment of debt	—	226
Bad debt expense	2,212	3,692
Deferred tax expense (benefit)	2,850	(343)
Stock-based compensation	28,687	18,130
Loss on disposal of long-lived assets	235	18
Impairment of operating lease and other long-lived assets	1,129	2,085
Changes in operating assets and liabilities:
Trade accounts receivable, net	(32,379)	(27,345)
Inventories	(6,111)	(216,569)
Prepaid expenses and other current assets	(22,498)	(47,782)
Income tax receivable	(10,585)	13,712
Net operating lease assets and lease liabilities	8,188	(6,339)
Other assets	(6,595)	14,641
Trade accounts payable	242,496	161,512
Other accrued expenses	92,042	42,681
Income tax payable	92,028	63,936
Other long-term liabilities	(4,411)	(6,068)
Net cash provided by operating activities	1,061,858	477,883
INVESTING ACTIVITIES
Purchases of property and equipment	(74,078)	(56,059)
Proceeds from sales of property and equipment	34	6
Net cash used in investing activities	(74,044)	(56,053)
FINANCING ACTIVITIES
Loan origination costs on revolving credit facilities	—	(1,537)
Proceeds from issuance of stock	1,165	1,046
Proceeds from exercise of stock options	2,525	1,870
Repurchases of common stock	(310,635)	(194,862)
Cash paid for shares withheld for taxes	(9,153)	(5,414)
Net cash used in financing activities	(316,098)	(198,897)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,709)	(8,617)
Net change in cash and cash equivalents	669,007	214,316
Cash and cash equivalents at beginning of period	981,795	843,527
Cash and cash equivalents at end of period	$1,650,802	$1,057,843

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds of $237 and $1,286, as of December 31, 2023, and 2022, respectively	$108,202	$59,418
Interest	1,358	1,415
Operating leases	49,283	45,244
Non-cash investing activities
Changes in accounts payable and accrued expenses for purchases of property and equipment	(10,162)	(2,696)
Accrued for asset retirement obligation assets related to leasehold improvements	1,094	1,051
Leasehold improvements acquired through tenant allowances	8,127	—
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	2,649	—

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2023, and for the three and nine months ended December 31, 2023 (the current period), and 2022 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2023, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (prior fiscal year), which was filed with the SEC on May 26, 2023 (2023 Annual Report).

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
For the Three and Nine Months Ended December 31, 2023, and 2022
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

During October 2023, the Company announced that it intends to divest the Sanuk brand as it focuses on allocating resources that best align with its long-term objectives.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standards Updates (ASU) that have been adopted and not yet adopted by the Company as stated below.

Recently Adopted. The following is a summary of an ASU adopted by the Company and its impact:

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

Refer to Note 12, “Supplier Finance Program,” for further information on the Company’s SFP key terms and outstanding balances recorded in the condensed consolidated balance sheets.

Management is currently evaluating the impact of this ASU on its annual consolidated financial statements. The Company plans to adopt the annual roll forward requirement beginning with its fiscal year ending March 31, 2025.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Not Yet Adopted. The following is a summary of each ASU that has been issued and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon its adoption:

Standard	Description	Planned Periods of Adoption	Expected Impact on Adoption
ASU 2023-07 - Improvements to Reportable Segment Disclosures
The ASU requires annual and interim disclosures of significant segment expenses, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker (CODM) in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
		Q4 fiscal year (FY) 2025 and Q1 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its annual and interim consolidated financial statements.
ASU 2023-09 - Improvements to Income Tax Disclosures
The ASU requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024. Early adoption is permitted.
		Q4 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its annual and interim consolidated financial statements.

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

The following tables summarize changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability*	52,700	(221,702)
Actual returns	(43,081)	180,736
Balance, December 31, 2023	$25,304	$(86,288)

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability*	55,080	(182,914)
Actual returns	(41,202)	146,695
Balance, December 31, 2022	$25,369	$(76,086)

*Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.

Loyalty Programs. Activity related to loyalty programs was as follows:

	Nine Months Ended December 31,
	2023	2022
Beginning balance	$(13,144)	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	35,518	32,096
Deferred revenue for loyalty points and certificates issued	(45,002)	(41,354)
Ending balance	$(22,628)	$(20,141)

Deferred Revenue. Activity related to deferred revenue was as follows:

	Nine Months Ended December 31,
	2023	2022
Beginning balance	$(13,448)	$(15,804)
Additions of customer cash payments	(53,615)	(41,782)
Revenue recognized	45,739	46,138
Ending balance	$(21,324)	$(11,448)

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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	December 31, 2023	Level 1	Level 2	Level 3
Money-market funds (1)	$1,276,423	$1,276,423	$—	$—
Non-qualified deferred compensation asset (2)	10,853	10,853	—	—
Non-qualified deferred compensation liability (2)	(15,066)	(15,066)	—	—
Designated Derivative Contracts asset (3)	233	—	233	—
Designated Derivative Contracts liability (3)	(86)	—	(86)	—

	As of	Measured Using
	March 31, 2023	Level 1	Level 2	Level 3
Money-market funds (1)	$675,468	$675,468	$—	$—
Non-qualified deferred compensation asset (2)	8,399	8,399	—	—
Non-qualified deferred compensation liability (2)	(11,326)	(11,326)	—	—

(1) Money-market funds are recorded in cash and cash equivalents in the condensed consolidated balance sheets.
(2) As of December 31, 2023, the non-qualified deferred compensation asset of $10,853 is recorded in other assets in the condensed consolidated balance sheets, and of the $15,066 non-qualified deferred compensation liability, $408 is recorded in other accrued expenses and $14,658 is recorded in other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2023, the non-qualified deferred compensation asset of $8,399 is recorded in other assets in the condensed consolidated balance sheets, and of the $11,326 non-qualified deferred compensation liability, $737 is recorded in other accrued expenses and $10,589 is recorded in other long-term liabilities in the condensed consolidated balance sheets.
(3) The fair value of Designated Derivative Contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2), with related assets and liabilities recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 7, “Derivative Instruments,” for further information, including the definition of the term Designated Derivative Contracts.

Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Income tax expense	$109,134	$86,642	$182,716	$126,189
Effective income tax rate	21.9%	23.7%	22.4%	22.9%

The tax provisions during the three and nine months ended December 31, 2023, and 2022 were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2024 (current fiscal year), and March 31, 2023, respectively, and were adjusted for discrete items that occurred within the periods presented above.

During the three months ended December 31, 2023, the net decrease in the effective income tax rate, compared to the prior period, was primarily due to higher net discrete tax benefits relating to increased return to provision benefits and decreased uncertain tax positions, as well as changes in jurisdictional mix of worldwide income before income taxes.

During the nine months ended December 31, 2023, the net decrease in the effective income tax rate, compared to the prior period, was primarily driven by higher net discrete tax benefits relating to increased return to provision benefits and decreased uncertain tax positions.

Note 5. Commitments and Contingencies

There were no material changes outside the ordinary course of business during the nine months ended December 31, 2023, to the purchase obligations disclosed in the 2023 Annual Report. Refer to Note 7, “Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information on the Company’s contractual obligations and commitments.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities*	$32,929	$12,849	$67,668	$26,058
Reductions to operating lease assets for reductions to lease liabilities*	(79)	(1,241)	(7,750)	(1,649)

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

Note 6. Stock-Based Compensation

Under the 2015 Stock Incentive Plan (2015 SIP), the Company grants various types of stock-based compensation, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), and long-term incentive plan PSUs (LTIP PSUs), to key personnel, including employees and directors. During the nine months ended December 31, 2023, no additional awards were granted under the 2015 SIP, with the exception of the RSU and LTIP PSU awards summarized below. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information on previously granted awards under the 2015 SIP.

Annual Awards. The Company granted the following awards under the 2015 SIP during the periods presented, which were recorded in the condensed consolidated statements of comprehensive income:

	Nine Months Ended December 31,
	2023		2022
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
RSUs	36,674	$552.73	50,923	$337.44

RSUs are subject to time-based vesting criteria and typically vest in equal annual installments over three years following the date of grant. Stock-based compensation is recorded net of estimated forfeitures in SG&A expenses in the condensed consolidated statements of comprehensive income. Future unrecognized stock-based compensation for annual awards, including RSUs outstanding, as of December 31, 2023, is $22,160.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Long-Term Incentive Plan Awards. During the nine months ended December 31, 2023, the Company approved awards under the 2015 SIP for the issuance of PSUs (2024 LTIP PSUs), which were awarded to certain members of the Company’s management team, including the Company’s named executive officers and vice presidents. The 2024 LTIP PSUs are subject to vesting based on service conditions over three years. The Company must meet certain revenue and pre-tax income performance targets individually over 36-month reporting periods for the fiscal years ending March 31, 2024, 2025, and 2026 (collectively, the Measurement Periods). The 2024 LTIP PSUs incorporate a relative total stockholder return (TSR) modifier for the 36-month performance period (commencing April 1, 2023) ending March 31, 2026 (collectively, the Performance Periods). To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of 2024 LTIP PSUs that vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2024 LTIP PSUs will occur if the Company fails to achieve the pre-established minimum revenue and pre-tax income amounts for each reporting period. Following the determination of the Company’s achievement with respect to the revenue and pre-tax income criteria for the Measurement Periods, the vesting of each 2024 LTIP PSU will be subject to adjustment based on the application of the TSR modifier. The amount of the adjustment will be determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the Performance Periods. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the Performance Periods.

The Company granted awards of 20,846 2024 LTIP PSUs at the target performance level during the nine months ended December 31, 2023. The weighted-average grant date fair value per share of these 2024 LTIP PSUs was $633.91. Based on the Company’s current long-range forecast, the Company determined that the achievement of at least the minimum threshold target performance criteria was probable as of December 31, 2023. Future unrecognized stock-based compensation for the current performance attainment level of all LTIP PSUs outstanding as of December 31, 2023, including the 2024 LTIP PSUs discussed above, the 2023 LTIP PSUs, and the 2022 LTIP PSUs, is $27,204.

Note 7. Derivative Instruments

The Company enters into foreign currency forward or option contracts (derivative contracts) with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts).

The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the condensed consolidated statements of comprehensive income. Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2023 Annual Report for further information regarding the Company’s derivative instruments accounting policy.

As of December 31, 2023, the Company has the following Designated Derivative Contracts recorded at fair value in the condensed consolidated balance sheets:

Notional value	$46,235
Fair value recorded in other current assets	233
Fair value recorded in other accrued expenses	(86)

As of December 31, 2023, three counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next three months. As of March 31, 2023, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
(Loss) gain recorded in OCI	$(1,318)	$(1,270)	$3,798	$1,535
Reclassifications from AOCL into net sales	(3,503)	(1,479)	(3,652)	(1,848)
Income tax benefit (expense) in OCI	1,176	666	(36)	76
Total	$(3,645)	$(2,083)	$110	$(237)

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2023, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next three months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.

Note 8. Stockholders’ Equity

Stock Repurchase Program. The Company’s Board of Directors has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of December 31, 2023, the aggregate remaining approved amount under the stock repurchase program is $1,046,000. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Nine Months Ended December 31,
	2023	2022
Dollar value of shares repurchased (1) (2)	$310,635	$194,862
Total number of shares repurchased (3)	595,660	685,075
Weighted average price per share paid	$521.50	$284.44

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	December 31, 2023	March 31, 2023
Unrealized gain on cash flow hedges	$110	$—
Cumulative foreign currency translation loss	(42,484)	(39,035)
Total	$(42,374)	$(39,035)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Note 9. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Basic	25,664,000	26,418,000	25,953,000	26,570,000
Dilutive effect of equity awards	147,000	168,000	161,000	170,000
Diluted	25,811,000	26,586,000	26,114,000	26,740,000
Excluded
RSUs and PSUs	1,000	2,000	1,000	17,000
LTIP PSUs	92,000	105,000	92,000	105,000
Deferred Non-Employee Director Equity Awards	—	1,000	—	2,000
Employee Stock Purchase Plan	1,000	1,000	—	—

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect.

Note 10. Reportable Operating Segments

Information reported to the CODM, who is the Company’s Chief Executive Officer (CEO), President, and Principal Executive Officer (PEO), is organized into the Company’s six reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The Company does not consider international operations to be a separate reportable operating segment, and the CODM reviews such operations in the aggregate with the reportable operating segments.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales
UGG brand wholesale	$402,876	$374,082	$976,262	$873,249
HOKA brand wholesale	252,222	223,872	776,042	678,792
Teva brand wholesale	20,449	25,180	67,731	91,662
Sanuk brand wholesale	2,140	3,040	11,958	18,826
Other brands wholesale	24,474	20,169	55,763	49,721
Direct-to-Consumer	858,146	699,297	1,440,249	1,123,465
Total	$1,560,307	$1,345,640	$3,328,005	$2,835,715

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Income (loss) from operations
UGG brand wholesale	$153,653	$114,372	$336,421	$257,120
HOKA brand wholesale	83,654	68,658	252,051	201,850
Teva brand wholesale	2,047	3,976	10,637	19,206
Sanuk brand wholesale	(3,886)	(1,048)	(3,430)	1,768
Other brands wholesale	2,521	(1,851)	6,939	3,517
Direct-to-Consumer	401,075	292,693	588,792	393,849
Unallocated overhead costs	(151,165)	(114,140)	(408,158)	(330,478)
Total	$487,899	$362,660	$783,252	$546,832

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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	December 31, 2023	March 31, 2023
Assets
UGG brand wholesale	$387,631	$261,683
HOKA brand wholesale	385,832	446,450
Teva brand wholesale	65,979	94,735
Sanuk brand wholesale	28,582	41,405
Other brands wholesale	22,662	24,448
Direct-to-Consumer	289,785	219,194
Total assets from reportable operating segments	1,180,471	1,087,915

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
(dollar amounts in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
Unallocated cash and cash equivalents	1,650,802	981,795
Unallocated deferred tax assets, net	68,950	72,592
Unallocated other corporate assets	447,236	413,901
Total	$3,347,459	$2,556,203

Note 11. Concentration of Business

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
International net sales	$511,918	$438,797	$1,112,048	$926,648
% of net sales	32.8%	32.6%	33.4%	32.7%
Net sales in foreign currencies	$415,505	$329,911	$856,820	$631,982
% of net sales	26.6%	24.5%	25.7%	22.3%
Ten largest global customers as % of net sales	22.5%	24.6%	25.2%	27.4%

For the three and nine months ended December 31, 2023, and 2022, no single foreign country comprised 10.0% or more of the Company’s total net sales. For the three and nine months ended December 31, 2023, and 2022, no single global customer accounted for 10.0% or more of the Company’s net sales.

As of December 31, 2023, the Company has two customers that represent 29.0% of trade accounts receivable, net, compared to no customers that represent 10.0% of trade accounts receivable, net, as of March 31, 2023. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Suppliers. The Company’s production is concentrated at a limited number of independent manufacturing factories, primarily in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company’s sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK).

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2023	March 31, 2023
United States	$272,195	$244,529
Foreign*	28,620	22,150
Total	$300,815	$266,679

*No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2023, and March 31, 2023.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2023, and 2022
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

As of December 31, 2023, and March 31, 2023, the Company had $7,176 and $7,740, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets.

Note 13. Subsequent Events

On February 1, 2024, Dave Powers announced his intention to retire from his position as Chief Executive Officer and President of the Company, effective August 1, 2024. On the same date, the Company announced that Stefano Caroti will be appointed as President and Chief Executive Officer, effective August 1, 2024.

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

Financial Highlights

Consolidated financial performance highlights for the nine months ended December 31, 2023 (current fiscal year), compared to the prior period, were as follows:

•Net sales increased 17.4% to $3,328,005.
◦Channel
▪Wholesale channel net sales increased 10.3% to $1,887,756.
▪DTC channel net sales increased 28.2% to $1,440,249.
◦Geography
▪Domestic net sales increased 16.1% to $2,215,957.
▪International net sales increased 20.0% to $1,112,048.
•Gross margin increased 510 basis points to 55.5%.
•Income from operations increased 43.2% to $783,252.
•Diluted earnings per share increased 52.2% to $24.20 per share.

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

•Our ongoing global marketplace management strategies continue to drive UGG and HOKA brand awareness, as well as consumer acquisition and retention by building brand acceptance and heat through localized marketing investments.

•Our long-term growth strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, as well as prioritizing consumer experience to drive increases in acquisition and retention to sustain strong market positions and a high level of demand for our brands, which has benefited gross margins in the current fiscal year.

•Gross margins for the UGG brand in the current fiscal year have benefited from favorable full-priced selling, including from selective price increases on popular UGG brand styles. While gross margins continue to be an area of strategic focus, these results may not repeat in future periods.

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

•E-Commerce Business. Our global e-commerce business provides us with an opportunity to directly engage and connect with our consumers and communicate a consistent message that promotes our brands’ promises and awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores.

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

Use of Non-GAAP Financial Measures

Throughout this Quarterly Report we provide certain financial information on a constant currency basis, excluding the effect of foreign currency exchange rate fluctuations, which we disclose in addition to certain financial measures calculated and presented in accordance with US GAAP (non-GAAP financial measures). We provide these non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance. However, the information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information, presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. For example, to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. Further, we report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. These non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial or operating measures presented in accordance with US GAAP. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control.

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

Results of Operations

Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022. Results of operations were as follows:

	Three Months Ended December 31,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,560,307	100.0%	$1,345,640	100.0%	$214,667	16.0%
Cost of sales	643,738	41.3	633,111	47.0	(10,627)	(1.7)
Gross profit	916,569	58.7	712,529	53.0	204,040	28.6
Selling, general, and administrative expenses	428,670	27.4	349,869	26.0	(78,801)	(22.5)
Income from operations	487,899	31.3	362,660	27.0	125,239	34.5
Total other income, net	(11,154)	(0.7)	(2,644)	(0.1)	8,510	321.9
Income before income taxes	499,053	32.0	365,304	27.1	133,749	36.6
Income tax expense	109,134	7.0	86,642	6.4	(22,492)	(26.0)
Net income	389,919	25.0	278,662	20.7	111,257	39.9
Total other comprehensive income, net of tax	7,077	0.4	12,086	0.9	(5,009)	(41.4)
Comprehensive income	$396,996	25.4%	$290,748	21.6%	$106,248	36.5%
Net income per share
Basic	$15.19		$10.55		$4.64	44.0%
Diluted	$15.11		$10.48		$4.63	44.2%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,048,389	$906,843	$141,546	15.6%
International	511,918	438,797	73,121	16.7
Total	$1,560,307	$1,345,640	$214,667	16.0%

	Three Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by brand and channel
UGG brand
Wholesale	$402,876	$374,082	$28,794	7.7%
Direct-to-Consumer	668,978	556,366	112,612	20.2
Total	1,071,854	930,448	141,406	15.2
HOKA brand
Wholesale	252,222	223,872	28,350	12.7
Direct-to-Consumer	177,051	128,264	48,787	38.0
Total	429,273	352,136	77,137	21.9
Teva brand
Wholesale	20,449	25,180	(4,731)	(18.8)
Direct-to-Consumer	5,152	5,369	(217)	(4.0)
Total	25,601	30,549	(4,948)	(16.2)
Sanuk brand
Wholesale	2,140	3,040	(900)	(29.6)
Direct-to-Consumer	1,853	2,576	(723)	(28.1)
Total	3,993	5,616	(1,623)	(28.9)
Other brands
Wholesale	24,474	20,169	4,305	21.3
Direct-to-Consumer	5,112	6,722	(1,610)	(24.0)
Total	29,586	26,891	2,695	10.0
Total	$1,560,307	$1,345,640	$214,667	16.0%
Total Wholesale	$702,161	$646,343	$55,818	8.6%
Total Direct-to-Consumer	858,146	699,297	158,849	22.7
Total	$1,560,307	$1,345,640	$214,667	16.0%

Total net sales increased primarily due to higher DTC and wholesale channel sales for the UGG and HOKA brands. Further, we experienced an increase of 2.6% in the total volume of pairs sold to 19,700 from 19,200, compared to the prior period. On a constant currency basis, net sales increased by 15.1%, compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC channel net sales increased primarily due to higher global net sales for the UGG and HOKA brands, driven primarily by consumer acquisition and retention online as we experienced increased demand for both brands, as well as the UGG brand net sales benefiting from a higher level of full-price selling and selective price increases on popular styles. Comparable DTC channel net sales for the 13 weeks ended December 31, 2023, increased by 21.8%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher domestic net sales resulting from strong brand heat driving a higher level of full-price selling.

•Wholesale net sales of the HOKA brand increased primarily due to higher domestic net sales as a result of gaining market share with existing customer accounts, driven by higher demand across an assortment of performance products.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 16.7% and represented 32.8% and 32.6% of total net sales for the three months ended December 31, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the DTC channel for the UGG and HOKA brands.

Gross Profit. Gross margin increased to 58.7% from 53.0%, compared to the prior period, primarily due to favorable full-price selling for the UGG brand, a decrease in freight costs, favorable UGG brand product mix shifts and benefits from selective price increases, a greater mix of sales in the DTC channel, and a slight benefit from favorable foreign currency exchange rates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $38,600, primarily due to higher employee headcount and higher performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $21,100, primarily due to higher promotional marketing expenses for the UGG and HOKA brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $16,500, primarily due to higher rent and occupancy expenses, credit card fees, and warehouse expenses.

•Increased other operating expenses of approximately $10,000, primarily due to higher depreciation expense, travel expense, IT expenses for programming and software costs, and contract expenses.

•Decreased allowances for trade accounts receivable of approximately $4,100, primarily due to improved customer collections.

•Increased net foreign currency-related gains of $2,500, primarily driven by remeasurements with favorable changes in European exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$153,653	$114,372	$39,281	34.3%
HOKA brand wholesale	83,654	68,658	14,996	21.8
Teva brand wholesale	2,047	3,976	(1,929)	(48.5)
Sanuk brand wholesale	(3,886)	(1,048)	(2,838)	(270.8)
Other brands wholesale	2,521	(1,851)	4,372	236.2
Direct-to-Consumer	401,075	292,693	108,382	37.0
Unallocated overhead costs	(151,165)	(114,140)	(37,025)	(32.4)
Total	$487,899	$362,660	$125,239	34.5%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher net sales for the UGG and HOKA brands at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was due to higher payroll costs related to higher headcount and performance-based compensation, as well as higher depreciation, warehouse, and rent and occupancy expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2023	2022
Income tax expense	$109,134	$86,642
Effective income tax rate	21.9%	23.7%

The net decrease in our effective income tax rate, compared to the prior period, was primarily due to higher net discrete tax benefits relating to increased return to provision benefits and decreased uncertain tax positions, as well as changes in jurisdictional mix of worldwide income before income taxes.

Foreign income before income taxes was $150,031 and $112,102 and worldwide income before income taxes was $499,053 and $365,304 during the three months ended December 31, 2023, and 2022, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to a higher rate of foreign SG&A expenses and a lower rate of foreign gross profit, relative to domestic, as a percentage of worldwide net sales.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales, operating margins, and interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Income, Net of Tax. The decrease in total other comprehensive income, net of tax, compared to the prior period, was primarily due to lower foreign currency translation gains relating to changes in the net asset position against Asian and European foreign currency exchange rates.

Nine Months Ended December 31, 2023, Compared to Nine Months Ended December 31, 2022. Results of operations were as follows:

	Nine Months Ended December 31,
	2023		2022		Change
	Amount	%	Amount	%	Amount	%
Net sales	$3,328,005	100.0%	$2,835,715	100.0%	$492,290	17.4%
Cost of sales	1,481,993	44.5	1,406,513	49.6	(75,480)	(5.4)
Gross profit	1,846,012	55.5	1,429,202	50.4	416,810	29.2
Selling, general, and administrative expenses	1,062,760	32.0	882,370	31.1	(180,390)	(20.4)
Income from operations	783,252	23.5	546,832	19.3	236,420	43.2
Total other income, net	(31,482)	(1.0)	(4,392)	(0.1)	27,090	616.8
Income before income taxes	814,734	24.5	551,224	19.4	263,510	47.8
Income tax expense	182,716	5.5	126,189	4.4	(56,527)	(44.8)
Net income	632,018	19.0	425,035	15.0	206,983	48.7
Total other comprehensive loss, net of tax	(3,339)	(0.1)	(15,321)	(0.6)	11,982	78.2
Comprehensive income	$628,679	18.9%	$409,714	14.4%	$218,965	53.4%
Net income per share
Basic	$24.35		$16.00		$8.35	52.2%
Diluted	$24.20		$15.90		$8.30	52.2%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Nine Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$2,215,957	$1,909,067	$306,890	16.1%
International	1,112,048	926,648	185,400	20.0
Total	$3,328,005	$2,835,715	$492,290	17.4%
Net sales by brand and channel
UGG brand
Wholesale	$976,262	$873,249	$103,013	11.8%
Direct-to-Consumer	901,602	741,635	159,967	21.6
Total	1,877,864	1,614,884	262,980	16.3
HOKA brand
Wholesale	776,042	678,792	97,250	14.3
Direct-to-Consumer	497,676	336,386	161,290	47.9
Total	1,273,718	1,015,178	258,540	25.5
Teva brand
Wholesale	67,731	91,662	(23,931)	(26.1)
Direct-to-Consumer	27,773	28,557	(784)	(2.7)
Total	95,504	120,219	(24,715)	(20.6)
Sanuk brand
Wholesale	11,958	18,826	(6,868)	(36.5)
Direct-to-Consumer	6,995	8,475	(1,480)	(17.5)
Total	18,953	27,301	(8,348)	(30.6)

	Nine Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Other brands
Wholesale	55,763	49,721	6,042	12.2
Direct-to-Consumer	6,203	8,412	(2,209)	(26.3)
Total	61,966	58,133	3,833	6.6
Total	$3,328,005	$2,835,715	$492,290	17.4%
Total Wholesale	$1,887,756	$1,712,250	$175,506	10.3%
Total Direct-to-Consumer	1,440,249	1,123,465	316,784	28.2
Total	$3,328,005	$2,835,715	$492,290	17.4%

Total net sales increased primarily due to higher DTC and wholesale channel sales for the UGG and HOKA brands, partially offset by lower Teva brand wholesale channel sales. Further, we experienced an increase of 2.8% in the total volume of pairs sold to 47,100 from 45,800, compared to the prior period. On a constant currency basis, net sales increased by 17.0%, compared to the prior period.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC channel net sales increased primarily due to higher global net sales for the UGG and HOKA brands, driven primarily by consumer acquisition and retention online as we experienced increased demand for both brands, as well as the UGG brand net sales benefiting from a higher level of full-price selling and selective price increases on popular styles. Comparable DTC channel net sales for the 39 weeks ended December 31, 2023, increased by 26.6%, compared to the prior period.

•Wholesale net sales of the UGG brand increased globally resulting from strong brand heat driving a higher level of full-price selling, as well as strong adoption of key product franchises.

•Wholesale net sales of the HOKA brand increased domestically and in Asia, driven by higher consumer demand across an assortment of performance products. These effects were partially offset by lower net sales in Europe, including the timing of certain distributor shipments.

•Wholesale net sales of the Teva brand decreased globally primarily in the value-oriented consumer channel for the sandal category, as well as shipping timing differences, compared to the prior period.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 20.0% and represented 33.4% and 32.7% of total net sales for the nine months ended December 31, 2023, and 2022, respectively. These changes were primarily driven by higher net sales for the DTC and wholesale channels for the UGG brand, as well as higher net sales for the DTC channel for the HOKA brand.

Gross Profit. Gross margin increased to 55.5% from 50.4%, compared to the prior period, primarily due to favorable changes in freight costs, favorable HOKA brand mix, favorable UGG product mix shifts and benefits from selective price increases, favorable full-price selling for the UGG brand, and a greater mix of sales in the DTC channel.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $80,700, primarily due to higher employee headcount and performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $45,200, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $35,400, primarily due to higher rent and occupancy expenses, credit card fees, and warehouse expenses.

•Increased other operating expenses of approximately $34,100, primarily due to higher IT expenses for programming and software costs, as well as increased depreciation, travel, contract, sales meetings, and sample expenses.

•Decreased net foreign currency-related losses of $12,100, primarily driven by remeasurements with favorable changes in Asian, Canadian, and European exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$336,421	$257,120	$79,301	30.8%
HOKA brand wholesale	252,051	201,850	50,201	24.9
Teva brand wholesale	10,637	19,206	(8,569)	(44.6)
Sanuk brand wholesale	(3,430)	1,768	(5,198)	(294.0)
Other brands wholesale	6,939	3,517	3,422	97.3
Direct-to-Consumer	588,792	393,849	194,943	49.5
Unallocated overhead costs	(408,158)	(330,478)	(77,680)	(23.5)
Total	$783,252	$546,832	$236,420	43.2%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expense as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher net sales for the UGG and HOKA brands at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The decrease in income from operations of Teva brand wholesale was due to lower net sales at flat gross margins and flat SG&A expenses.

•The increase in unallocated overhead costs was due to higher payroll costs related to higher headcount and performance-based compensation, as well as higher IT, depreciation, rent and occupancy, and warehouse expenses, partially offset by lower net foreign currency-related losses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2023	2022
Income tax expense	$182,716	$126,189
Effective income tax rate	22.4%	22.9%

The net decrease in our effective income tax rate, compared to the prior period, was primarily driven by higher net discrete tax benefits relating to increased return to provision benefits and decreased uncertain tax positions.

Foreign income before income taxes was $253,333 and $173,598 and worldwide income before income taxes was $814,734 and $551,224 during the nine months ended December 31, 2023, and 2022, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes, compared to the prior period, was primarily due to a higher rate of foreign SG&A expenses and a lower rate of foreign gross profit, relative to domestic, as a percentage of worldwide net sales.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales, operating margins, and interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes in the net asset position against Asian and European foreign currency exchange rates.

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

As of December 31, 2023, our cash and cash equivalents are $1,650,802, the majority of which is held in highly rated money market funds and interest-bearing demand deposit accounts with established national financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet our long-term requirements and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

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

Material Cash Requirements. There were no material changes outside the ordinary course of business during the nine months ended December 31, 2023, to our cash requirements or contractual obligations disclosed in the sections titled “Liquidity” and “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report.

Stock Repurchase Program. Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the nine months ended December 31, 2023, and 2022, no cash and cash equivalents were repatriated. As of December 31, 2023, and March 31, 2023, we have $574,465 and $299,114, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and we currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information regarding our cash repatriation strategy.

Capital Resources

Revolving Credit Facilities. During the nine months ended December 31, 2023, we made no borrowings or repayments and there were no material changes to the terms or to the borrowing availability under our revolving credit facilities disclosed in our 2023 Annual Report.

As of December 31, 2023, we have no outstanding balances under our revolving credit facilities and there were no material changes to outstanding letters of credit under our unsecured revolving credit facility or to outstanding bank guarantees under our credit facility in China disclosed in our 2023 Annual Report. However, during the three months ended December 31, 2023, Deckers (Beijing) Trading Co., LTD, our wholly owned subsidiary, entered into an amended credit agreement for our credit facility in China, which included increasing the maximum term of the bank guarantees from 12 to 24 months.

Debt Covenants. As of December 31, 2023, we are in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2023 Annual Report for further information on our revolving credit facilities.

Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended December 31,
	2023	2022	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$1,061,858	$477,883	$583,975	122.2%
Net cash used in investing activities	(74,044)	(56,053)	(17,991)	(32.1)
Net cash used in financing activities	(316,098)	(198,897)	(117,201)	(58.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,709)	(8,617)	5,908	68.6
Net change in cash and cash equivalents	$669,007	$214,316	$454,691	212.2%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in working capital.

The increase in net cash provided by operating activities during the nine months ended December 31, 2023, compared to the prior period, was due to $359,796 of favorable changes in operating assets and liabilities and $224,179 of favorable net income after non-cash adjustments. The favorable changes in operating assets and liabilities were primarily due to net favorable changes in inventories, trade accounts payable, other accrued expenses, income tax payable, prepaid expenses and other current assets, and net operating lease assets and lease liabilities, partially offset by net unfavorable changes in income tax receivable and other assets.

Significant impacts to working capital, compared to the prior period, were primarily due: (1) more tightly managed brand inventories and higher sell-through of products, (2) higher trade accounts payable due to timing of payments, and (3) higher performance-based compensation accruals.

Investing Activities. The increase in net cash used in investing activities during the nine months ended December 31, 2023, compared to the prior period, was primarily due to higher capital expenditures for leasehold improvements for our warehouses and DCs.

Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2023, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported, Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. In addition, management has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending, and recessionary concerns, on our business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity. Refer to the sections titled “Use of Estimates” and “Recent Accounting Pronouncements” within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for additional information regarding applicable key estimates and assumptions, as well as the impact of recent accounting pronouncements.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Principal Executive Officer (PEO) and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2023.

b) Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended December 31, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report.

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

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of December 31, 2023, no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended December 31, 2023, was as follows:

	Total number of shares repurchased (3)	Weighted average price per share paid	Dollar value of shares repurchased (1) (2)	Dollar value of shares remaining for repurchase (3) (2)
October 1 - October 31, 2023	189,662	$503.64	$95,521	$1,050,176
November 1 - November 30, 2023	6,610	631.73	4,176	1,046,000
December 1 - December 31, 2023	—	—	—	1,046,000

(1) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(2) May not calculate on rounded dollars.
(3) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K. During the three months ended December 31, 2023, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or officers. Set forth below is a summary of the adoption, modification, and termination activity of our directors and officers in respect of their Rule 10b5-1 trading plans during the three months ended December 31, 2023:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Stefano Caroti, Chief Commercial Officer	September 6, 2023	December 6, 2023 (1)	August 25, 2024	14,725
Tom Garcia, Chief Administrative Officer	June 8, 2023	October 27, 2023 (1)	June 14, 2024	14,383
Steven Fasching, Chief Financial Officer	November 6, 2023	*	May 31, 2024	5,000
Angela Ogbechie, Chief Supply Chain Officer	November 6, 2023	*	November 1, 2024	903

(1) These trading plans were terminated automatically prior to the contract end date upon the sale of all shares covered by the plan.

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

Date: February 5, 2024