Form 10-K
period 2024-03-31
DECKERS OUTDOOR CORP
filed 2024-05-24
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $13,217,047,750, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, which was $514.09. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 9, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,442,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Fiscal Year Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for our fiscal year ended March 31, 2024 (Annual Report), and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contain forward-looking statements relating to, among other things:

•changes in consumer preferences impacting our brands and products, and the footwear and fashion industries;
•global economic trends, including foreign currency exchange rate fluctuations, changes in interest rates, inflationary pressures, changes in commodity pricing, and recessionary concerns;
•the ability to effectively compete in a highly competitive footwear, apparel, and accessories industry;
•our business, operating, investing, capital allocation, marketing, and financing plans and strategies;
•the operational challenges faced by our warehouses and distribution centers (DCs), wholesale partners, global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages;
•trends, seasonality, and weather impacting the demand for our products and the purchasing behavior of wholesale partners and consumers;
•changes to the geographic and seasonal mix of our brands and products;
•availability of materials and manufacturing capacity, and reliability of overseas production and storage;
•changes to our product distribution strategies, including product allocation and segmentation strategies;
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and to meet the expectations that our investors and other stakeholders have with respect to our environmental, social and governance practices;
•the effects of climate change, natural disasters, and the impacts of public health issues, and the related changes in the regulatory environment and consumer demand to mitigate these effects, and the resulting impact on our business and the businesses of our customers, consumers, suppliers, and business partners;
•expansion of our brands, product offerings, and investments in our Direct-to-Consumer (DTC) capabilities, including our distribution facilities, e-commerce websites, and our retail store footprint;
•our plans to divest the Sanuk brand and the related terms and timing;
•global geopolitical tensions, including the impact of economic sanctions on our transportation and energy costs;
•security breach or other disruption to our information technology (IT) systems, or those of our vendors;
•our interpretation of applicable global tax regulations and changes in tax laws and audits that may impact our tax liability and effective tax rates;
•our cash repatriation strategy regarding earnings of non-United States (US) subsidiaries and the resulting tax impacts;
•the outcomes of legal proceedings, including the impact they may have on our business and intellectual property rights; and
•the value of goodwill and other intangible assets, and potential write-downs or impairment charges.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report, as well as in our other filings with the Securities and Exchange Commission (SEC), which are available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com. You should read this Annual Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra by UGG® (Koolaburra), AHNU® (AHNU), UGGpure® (UGGpure), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Annual Report are the property of their respective owners. The trademarks and trade names within this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data. The defined periods for the fiscal years ended March 31, 2024, 2023, and 2022 are stated herein as “year ended” or “years ended.” We also refer to these fiscal years as “fiscal year 2024,” “fiscal year 2023,” and “fiscal year 2022,” respectively.

ITEM 1. BUSINESS

GENERAL

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under six proprietary brands: UGG, HOKA, Teva, Sanuk, Koolaburra, and AHNU. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our Company-owned e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products (independent manufacturers).

RECENT DEVELOPMENTS

On February 1, 2024, Dave Powers announced his intention to retire from his position as Chief Executive Officer (CEO) and President of the Company, effective August 1, 2024. Following this date, we expect Mr. Powers will continue to serve as a member of our Board of Directors. Also on February 1, 2024, we announced that Stefano Caroti, our Chief Commercial Officer, will be appointed as CEO and President, effective August 1, 2024.

BRANDS

UGG. The UGG brand is one of the most iconic and recognized footwear brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings that appeal to a growing global audience and a broad demographic. The UGG brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

HOKA. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Expanded marketing and strategic marketplace presence have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its ecosystem of access points. The HOKA brand’s product line includes running, trail, hiking, fitness and lifestyle footwear offerings, as well as select apparel and accessories. The HOKA brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

Teva. The Teva brand, born in the depths of the Grand Canyon, has long been a favored brand among outdoor adventurers across the globe. Today, building on its foundation as a leader in sport sandals and its authentic outdoor heritage, the Teva brand’s thoughtfully designed, and accessible products are built for a range of outdoor pursuits, connecting with a vibrant, diverse audience passionate about exploration. The Teva brand’s collection now includes a variety of footwear options, from classic sandals and shoes to boots; all crafted for the demands of the outdoors. The Teva brand is sold globally, including in the US, Canada, Europe, Asia-Pacific, and Latin America.

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

In alignment with effective resource allocation and the execution of our long-term objectives, we intend to divest the Sanuk brand.

Other Brands. Other brands consist primarily of the Koolaburra brand, as well as the AHNU brand we launched in March 2024. The Koolaburra brand is a casual footwear fashion line that uses plush materials and is intended to target the value-oriented consumer to complement the UGG brand offering. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear. Our Other brands are primarily sold in the US and Canada.

SALES AND DISTRIBUTION

US Distribution. In our wholesale channel, we sell our products in the US through sales representatives, who are organized by account type or geographically and by brand. Our sales force is organized by brand, as each brand generally has certain specialty customers that expect a dedicated sales team with specialized knowledge of the brand’s product offerings. In addition to our wholesale channel, we sell products directly to consumers through our DTC business and fulfill online orders through our DCs and retail stores.

We currently distribute products sold in the US through our DCs in Moreno Valley, California, and Mooresville, Indiana. Our DCs feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers and consumers.

International Distribution. We sell our products internationally in our wholesale channel through independent distributors and our wholly owned subsidiaries, including in Canada, Europe, Asia-Pacific, and Latin America. We also sell products internationally, particularly in China, through partner retail stores, which are branded stores that are wholly owned and operated by third parties. In addition, in certain countries we sell products through our DTC business. For our wholesale and DTC businesses, we distribute our products through a number of DCs managed by 3PLs in certain international locations.

Refer to Part I, Item 2, “Properties,” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our properties and related minimum lease and other commitments.

REPORTABLE OPERATING SEGMENTS AND GEOGRAPHIC AREAS

Our six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands, as well as DTC (collectively, our reportable operating segments).

UGG Wholesale. We sell our UGG brand products primarily through fashion lifestyle retailers, higher-end department stores, streetwear and sports style partners, and online retailers. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach. For example, as the UGG brand continues to amplify its audience within key consumer segments, our distribution to consumers in these segments is expanding faster through our lifestyle and sports style partners.

HOKA Wholesale. We sell HOKA brand products primarily through full-service specialty retailers, outdoor and sporting goods retailers, select online retailers, fashion lifestyle retailers, sports style partners, and higher-end department stores. We continue to expand our HOKA brand wholesale distribution in international markets, including through strategic partners in Europe and Japan.

Teva Wholesale. We sell our Teva brand footwear primarily through outdoor and sporting goods retailers, fashion lifestyle retailers, large national retail chains, higher-end department stores, and online retailers. We continue to expand our Teva brand wholesale distribution in international markets, including through strategic partners in Japan.

Sanuk Wholesale. We sell our Sanuk brand footwear primarily through domestic streetwear partners, higher-end department stores, large national retail chains, and online retailers.

Other Brands Wholesale. Other brands is primarily made up of the Koolaburra brand, as well as the recently launched AHNU brand. We sell our Koolaburra brand footwear primarily through large national retail chains, higher-end department stores, and online retailers. Currently, we sell our AHNU brand footwear through domestic streetwear and lifestyle boutiques and retailers.

Direct-to-Consumer. Our DTC business encompasses all of our brands and is comprised of our Company-owned e-commerce websites and retail stores, which are intertwined and interdependent in an omni-channel marketplace as we believe many of our consumers interact with both before making purchasing decisions in store and online. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. We have observed a meaningful shift in the way consumers shop for products and make purchasing decisions, evidenced by decreases in consumer retail store activity as consumers accelerate their migration to online shopping. We have optimized our digital marketing strategy to capitalize on these trends, which has accelerated global online consumer acquisition and retention rates. Although we continue to see consumers migrate to online shopping, our DTC online and retail sales channels interact with each other and largely overlap to provide a fluid purchasing experience, which engenders brand loyalty while increasing product sales and improving our inventory productivity.

Our retail stores enable us to expose consumers to a curated selection of products, directly influence our consumers’ experience with our brands, and sell our products at retail prices; thereby generating larger gross profit as a percentage of net sales (gross margin). We continue to open retail stores in key markets to further grow our brand presence and appeal to a broader consumer base. Our Company-owned mono-branded retail stores are predominantly UGG brand concept and outlet stores, as well as HOKA brand concept stores, which we continue to launch in strategic locations. We also have several flagship stores, which are Company-owned premium mono-branded concept stores in key global markets designed to showcase the UGG and HOKA brand products. Flagship stores provide broader product offerings and generate greater traffic that enhance our interaction with consumers and increase brand loyalty. Through our outlet stores, we sell certain discontinued styles from prior seasons, full price in-line products, and products made specifically for the outlet stores.

As of March 31, 2024, we operate Company-owned e-commerce websites in 56 different countries and have a total of 164 global retail stores (including 26 HOKA brand retail stores), which includes 83 concept stores and 81 outlet stores.

Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further discussion of our DTC business, including the various retail store types and definitions. Refer to Note 12, “Reportable Operating Segments,” and Note 13, “Concentration of Business,” of our consolidated financial statements in Part IV within this Annual Report for additional information regarding our reportable operating segments, as well as our geographic areas and concentration of related business risks, respectively.

PRODUCT DESIGN AND DEVELOPMENT

Our design and development teams work closely with each brand’s product management teams to create seasonal product lines designed to meet and exceed consumer expectations. Each brand follows a similar product creation path starting with consumer insights, including color, trend, material research, and in-depth market analysis. Throughout the creation process there are multiple concept and design reviews to develop prototypes which are assembled through our independent manufacturers. Depending on the brand and product application, there may be multiple rounds of samples for fit, dynamic or athlete testing, and on occasion, we may contract with external laboratories for additional research needs. Our diverse product offering enables us to leverage learnings across each of our brands, enabling innovation and economies of scale. Throughout the entire design and development process we evaluate the availability and costs of raw materials, the capabilities and capacities of our independent manufacturers, and the target pricing of our products.

MANUFACTURING AND SUPPLY CHAIN

We outsource the production of our products to independent manufacturers, which are primarily located in Asia. We generally purchase products from our manufacturers on the basis of individual purchase orders, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and evolving inventory management requirements. Production by our independent manufacturers is performed in accordance with our detailed product specifications and rigorous quality control and operating compliance standards. We maintain a buying office in Hong Kong, as well as on-site supervisory offices in China, Indonesia, and Vietnam, which collectively serve as a strong link to our independent manufacturers. We believe our substantial regional presence enhances our manufacturing processes by providing predictability of material availability and ensuring adherence to quality control standards and final design specifications.

The majority of the materials and components used in the production of our products by our independent manufacturers are purchased from independent suppliers that we designate (designated suppliers). Key materials and components include sheepskin, UGGplush, and sugarcane-derived ethylene vinyl acetate (sugarcane-derived EVA). Sheepskin is used to manufacture a significant portion of our UGG brand products, and, at our direction, our independent manufacturers purchase the majority of this sheepskin from designated suppliers, mainly two tanneries in China, which source their sheepskin primarily from Australia. We maintain routine communication with the tanneries to closely monitor the supply of high-quality sheepskin for our projected UGG brand production. For wool, we currently use a proprietary material, UGGplush, which is almost entirely repurposed wool and TENCEL™ Lyocell woven into a durable backing, within certain UGG brand products. Sugarcane-derived EVA is utilized within certain UGG brand products. Sugarcane-derived EVA is predominately purchased from a Brazilian company by our independent manufacturers for the production of soles. Leveraging sugarcane-derived EVA, as opposed to petroleum-derived EVA, is part of our on-going commitment to sustainability.

To ensure an adequate supply of sheepskin and UGGplush, we forecast our expected usage in advance at a forward price. We also enter into fixed purchasing contracts with designated suppliers of sheepskin and sugarcane-derived EVA, as well as other pricing arrangements for UGGplush, to manage price volatility and ensure availability. We believe current supplies are sufficient to meet our current and anticipated demand for the next 12 months, but we continually monitor our supply chain and explore options to accommodate our expected growth and mitigate the impacts of any unexpected supply chain issues. Excluding sheepskin, UGGplush, sugarcane-derived EVA, and certain branded materials for materials like outsoles, we believe that substantially all raw materials and components used to manufacture our products, including virgin wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

Refer to the subsection titled “Contractual Obligations” under the section “Liquidity” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.

We require our independent manufacturers and designated suppliers, including our partners and licensees, to adopt our Ethical Supply Chain Supplier Code of Conduct (Supplier Code of Conduct), which specifies that they must comply with all local laws and regulations governing human rights, working conditions, anti-corruption, restricted substances, and environmental compliance, including animal welfare and conflict minerals, before we are willing to conduct business with them. Refer to the “Environmental, Social, and Governance” section below for further information.

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

We seek to manage our inventory levels by considering existing orders, forecasted sales and budgets for both our wholesale and DTC channels, and the delivery requirements of our customers. Our systems and processes are designed to improve our product forecasting, inventory control and supply chain management capabilities, and we are making investments in a new end-to-end planning system to further support our scaling business, including our Company-owned e-commerce websites. In addition, added discipline around SKU productivity, product purchasing decisions, the reduction of production lead times, and the sale of excess inventory through our liquidation channels, are key areas of focus that have enhanced inventory performance, including higher inventory turnover, and partially mitigated product cost increases.

Our general practice, and the general practice in our industry, is to offer customers in our wholesale channel the right to return defective or improperly shipped merchandise, and to accept returns from our consumers in the DTC channel between 30 to 90 days from the point of sale for cash or credit.

We encourage our customers to place a significant portion of orders as pre-season orders, which are typically placed up to 12 months prior to the anticipated shipment date, and also provide customers the ability to place in-season fill-in orders that can be shipped immediately. We work with our customers through pre-season programs to enable us to better plan our production schedule, inventory, and shipping requirements.

Refer to the sections titled “Trends and Uncertainties Impacting Our Business and Industry” and “Liquidity” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information on our supply chain infrastructure capabilities, working capital and operating requirements, and purchase obligations for product.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

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

Through our holistic Environmental, Social, and Governance (ESG) program, which has been in existence since 2010, we are committed to advancing our sustainable business initiatives. As a result of our efforts, during fiscal year 2024, we have been recognized as one of Barron’s 100 Most Sustainable Companies, by Investor’s Business Daily as one of the Best ESG Companies, by U.S. News and World Report as one of the Best Companies to Work For, by Newsweek as one of America’s Most Responsible Companies and as one of America’s Greenest Companies.

ESG Oversight. Our Corporate Responsibility, Sustainability & Governance Committee (Corporate Governance Committee) is comprised of four independent members of our Board of Directors who oversee our ESG strategy and have ultimate oversight over all sustainability initiatives, strategies, and programs, including economic, social, and environmental risks. The Corporate Governance Committee and Board of Directors regularly receive updates on the status of our ESG program. In addition, the Audit & Risk Management Committee (Audit Committee) of the Board periodically assesses risk management, including climate-related risks and policies, to ensure a consistent corporate strategy. The Board of Directors considers whether the ESG program adequately identifies material risks in a timely fashion, implements appropriate responsive risk management strategies, and transmits necessary information with respect to material risks within the organization. Our Chief Administrative Officer (CAO) is responsible for the day-to-day management of our ESG program. The program’s execution is driven by our leadership team and various cross-functional teams including our ethical sourcing, facilities, DCs, brands, innovation, materials, and supply chain teams.

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

ESG Education. Each member of our Corporate Governance Committee, together with our CAO and certain other members of the Board of Directors, previously completed the Diligent ESG and Climate Leadership Certificate Program. Additionally, as set forth in our Corporate Governance Guidelines, our Board of Directors is required to complete annual training on our Code of Ethics. Together, we believe these efforts further evidence our ongoing commitment to sustainable business practices and strong ESG performance.

ESG Performance Metrics. Our pay-for-performance philosophy demands that we offer performance-based compensation that is directly linked to factors that the Talent & Compensation Committee of our Board of Directors believes will lead to the creation of stockholder value. During fiscal year 2024, for our executive leadership team, our annual cash incentive award program included a 10% modifier tied to the achievement of specific ESG initiatives.

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

Our annual Creating Change Report for the year ended March 31, 2024, which will be published under the “Responsibility” tab of our website located at ir.deckers.com, will provide more information regarding our fiscal year 2024 ESG achievements with a focus on the SDGs discussed below. The content of our website, including our Creating Change Report, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

The following is a brief overview of our SDGs and related achievements during fiscal year 2024 (sustainability metrics below are presented in ones, except amounts presented in dollars):

Environment Indicators

Many of our facilities were designed with sustainability in mind. Our corporate headquarters and our Moreno Valley, California, DC locations are Leadership in Energy and Environmental Design (LEED)-certified silver and our Mooresville, Indiana, DC locations are LEED-certified gold. To further our commitment to monitoring the environmental performance of our supply chain partners, during fiscal year 2024 we continued utilizing the Worldly (formally known as HIGG) Facility Environmental Module, a sustainability assessment tool used by our factory partners and strategic supplier partners to collect detailed and standardized information about a partner’s waste, water, chemistry, and energy consumption to identify and prioritize opportunities for sustainability performance improvements.

•Materials. We strive to maximize the amount of recycled, renewable, regenerated, and certified/natural materials (preferred materials) in our products. Where possible, we utilize third-party certifications to assess our preferred materials, such as the Leather Working Group, Forest Stewardship Council, Responsible Wool Standard, and the Global Recycling Standard. We also continue to utilize our third-party, science-based Lifecycle Assessment (LCA) tool to guide our brands toward leveraging preferred materials.

•Waste. We aim to sustainably reduce waste generated at our facilities and partner facilities through reduction, recycling, and reuse. We anticipate our DCs located in Moreno Valley, California, and Mooresville, Indiana, will become zero-waste facilities by calendar year 2025. We have also implemented tracking programs with the majority of our manufacturing partners to monitor waste generation and diversion methods, and we continue to monitor and engage with our supplier partners through our ongoing LCA outreach efforts.

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

•Climate and Clean Energy. We set ambitious Scope 1, 2, and 3 carbon reduction targets filed with and approved by the Science-Based Targets initiative, which provides guidance to companies to set targets in line with the latest climate science. Specifically, we strive to reduce absolute GHG emissions (Scope 1 and 2) and Scope 3 emissions per million dollars of gross profit. We have also engaged a third-party expert, Carbon Trust, to oversee our carbon accounting, and are collaborating with them to establish our carbon reduction targets. We are founders of the Savory Institute’s Land to Market program, working to protect and reverse environmental degradation through regenerative farming practices.

Our brands are committed to sustainable business practices, embrace our sustainability targets, and work to launch sustainable collections.

Social Indicators

•Gender Equality and Quality Education. We are committed to accelerating our DEI efforts to make a meaningful difference for our employees, our customers, and the communities in which we operate. In addition to our own corporate DEI efforts, we promote gender equality and quality education at our supply chain partners through our partnership with the Business for Social Responsibility’s Reimagining Industry to Support Equality (RISE) initiative (formerly known as HERproject), which positively impacts the well-being of women through workplace-based education and training to promote health, gender equality, and financial inclusion. We also partner with Better Work to provide anti-harassment training to key supply chain partners and the International Labour Organization (ILO) training program covering topics such as international labor standards, social protection, social dialogue, innovation, gender equality and diversity, sustainable development, and the future of work. Further, each of our brands has committed to represent Black, Indigenous, and people of color (BIPOC), Lesbian, Gay, Bisexual, Transgender, Queer, Intersex, and Allies (LGBTQIA+), and diverse body types and abilities in their marketing campaigns.

•Human Rights. We are committed to operating responsibly in the communities in which we operate, including encouraging industry leading human rights practices within our supply chain. We have established robust criteria in our Supplier Code of Conduct, based on ILO standards, which outlines our expectations for our partners on various topics including child labor, forced labor, slavery and human trafficking, harassment, discrimination, health and safety, compensation, working hours, freedom of association, and environment. Topics covered in our Supplier Code of Conduct, health and safety ratings, and environmental performance are included in our performance scorecards for our business partners, which are regularly reviewed by our leadership team.

We believe the progress of our corporate responsibility efforts is evidenced by disclosing goals and relevant metrics and, to that end, we have aligned the reporting standards included in our Creating Change Report with the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (commonly referred to as TCFD), Global Reporting Initiative’s (commonly referred to as GRI) Core Standards, and Sustainability Accounting Standards Board’s (commonly referred to as SASB), and now part of the International Finance Reporting Standard (or IFRS) Foundation Consumer Goods Sector Apparel, Accessories and Footwear Index.

HUMAN CAPITAL - OUR PEOPLE AND OUR CULTURE

Employees. As of March 31, 2024, we employed approximately 4,800 employees, reflecting an increase of 14.3% compared to the fiscal year ended March 31, 2023 (the prior period) in North America, Europe, and Asia. This includes approximately 1,700 employees in our retail stores, which excludes temporary and seasonal employees.

Culture. We strive to positively impact the world by uniting purposeful brands with diverse people driven to succeed and create change. Our key values, which guide our journey onward together to improve our business and create a better world around us, help hold us accountable to deliver on this purpose, are as follows:

•Come as you are. Authentic employees create an authentic company.
•Better together. The power of independent spirit, united for a common goal.
•Commit to create. Curiosity fuels creativity, which in turn fuels innovation.
•Own it. We set high targets and hit them and take accountability when we don’t.
•Do good and do great. We act with integrity and humility and respect each other and our communities to drive a sustainable business.
Our values define our Company and serve as the driving force behind how we work together and with our customers, consumers, partners, suppliers, and communities. We also have detailed ethics and compliance policies that support our commitment to ethical behavior and legal compliance across our Company. Through our open-door policy and culture, employees are encouraged to approach their managers if they believe violations of standards or policies have occurred and are also able to make confidential and anonymous reports using a 24/7 online or telephone hotline hosted by an independent third-party provider.

At Deckers, we believe our culture makes us unique. We regularly conduct employee surveys to understand our employee’s experiences on a variety of topics focused on employee engagement. Our latest survey completed in February 2024 had a participation rate of 89%. Of those employees who completed the survey, 88% noted they were proud to work for Deckers.

Promoting Diversity, Equity, and Inclusion. We promote DEI and believe that creating a diverse and inclusive workplace is critical to ensuring all of our employees can come as they are and bring their authentic selves to work each day. We believe including diverse perspectives and amplifying voices of underrepresented communities brings a unique set of experiences, opinions, and thoughts on critical issues that help enhance our business and drive better outcomes. As of March 31, 2024, our Board of Directors is comprised of a total of ten directors, 60% of whom are from underrepresented communities. As of March 31, 2024, more than 27% of our director-level and above employees in the US are from BIPOC communities, which represents an increase of over

3% compared to the prior period, and an increase of nearly 16% since fiscal year 2020. During fiscal year 2024, 46% of all new hires reporting into the US corporate office and call center were from BIPOC communities. At Deckers, we strive to have gender parity in leadership positions and our Board of Directors. As of March 31, 2024, nearly 48% of our director-level and above employees are female and 40% of the members of our Board of Directors are female.

Our Code of Ethics, on which we train our employees biennially, as well as our annual Creating Change Report, codifies these values and our commitment to DEI. We have a robust collection of programs designed to support creating a more inclusive workplace, as well as policies and practices aimed at increasing diversity.

We publish additional DEI metrics in our annual Equal Employment Opportunity filing (EEO-1) which is publicly available at deckers.com/responsibility/policies. The content of our website, including our annual EEO-1 filing, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. We annually contribute to our local communities through monetary donations, volunteer efforts, and in-kind donations. During fiscal year 2024, we donated over $4,600 to various non-profit organizations around the globe, primarily to organizations focused on DEI initiatives, environmental impact mitigation, and community support. We also continued our Art of Kindness events, where employees volunteer during a week-long event in our local communities multiple times during the fiscal year. Our employees volunteered approximately 19,000 hours during fiscal year 2024. Our strategic giving and community-engagement efforts continued to be aligned with our SDGs, including DEI, the environment, uplifting youth, education, and community support.

Talent Development and Retention. The ability to attract, develop, and retain employees is critical to our long-term success. We focus on our employees’ growth, creating experiences that align with our strategic priorities and promote inclusion, performance, connection, and opportunities for development. For example, we offer a week fully dedicated to employee learning, connection, and development across the globe (Explore Week), quarterly global employee gatherings dedicated to peer sharing and learning about different parts of the organization and careers in each space (Biz Breaks), and two global leadership development programs for leaders at varying levels (Trailblazers and Ascent). Our leadership team also mentors rising talent on a formal and informal basis, which we believe accelerates the development and engagement of our top performers, increases organizational learning, and improves employee performance and retention. Further, our executive leadership team and Board of Directors commit substantial time to succession planning, evaluating the bench strength of our leadership and supporting their career development while improving organizational performance. We are proud to offer a wide range of programs intended to support global employee development and retention.

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

Employee Wellness. We strive to be one of the best places to work and recognize our employees are at different stages of life and have individual needs. We offer affordable, innovative, comprehensive, and competitive benefits package that range from health insurance, retirement plan, life insurance, disability, accident coverage, paid time off, paid and unpaid leave including parental leave, mental health benefits, and other voluntary benefits such as health savings accounts and our recently adopted solar and electric car reimbursement program. We also provide resources to support our many employees who work from home as part of our new flexible work model, including equipment and furniture for their home office setup and workshops and tools for leading remote teams.

Employee Health and Safety. The health and safety of our employees is our highest priority. We have comprehensive safety training programs to help ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We prioritize the safety of our facilities and work to ensure they are modern and efficient.

SEASONALITY

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand’s year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect to continue to see the impact from seasonality decrease over time.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further discussion of the impacts of seasonality and other factors that may cause our actual results to differ materially from our expectations.

COMPETITION

The industry and markets in which we operate are highly competitive. Our competitors include athletic footwear companies, branded apparel companies, and retailers with their own private labels. Although the industry is fragmented, many of our competitors are larger and have substantially greater resources, several of which compete directly with some of our products. In addition, access to offshore manufacturing and the growth of e-commerce has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear, apparel, and accessories industry. In particular, and in part due to the popularity of our UGG brand and HOKA brand products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our products. We believe our ability to successfully compete depends on numerous factors, including our ability to predict, assess, and respond quickly to changing consumer tastes and preferences, produce appealing products that meet expectations for product quality and technical performance, maintain and enhance the image and strength of our brands, price our products competitively, and weather the impacts of supply chain disruptions, among others. In addition, we believe our key customers face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion of the potential impact of competition on our business and results of operations.

TRADEMARKS AND PATENTS

We utilize trademarks for virtually all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “Teva,” “Sanuk,” “HOKA,” “Koolaburra by UGG,” “AHNU,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the United Kingdom (UK), various countries in the European Union (EU), Japan, and Korea. As of March 31, 2024, we hold 210 designs and inventions with corresponding design or utility patent registrations, plus 51 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

GOVERNMENT REGULATION

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our business, results of operations, financial condition, or competitive position based on information and circumstances known to us at this time.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and information statements (and any amendments or supplements to the foregoing) filed with or furnished to the SEC pursuant to the Exchange Act are available free of charge on our website at ir.deckers.com. Such documents and information are available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make the following material corporate governance and responsibility documents available through our website: Ethical Supply Chain Supplier Code of Conduct, Audit & Risk Management Committee Charter, Talent & Compensation Committee Charter, Corporate Responsibility, Sustainability, & Governance Committee Charter, Code of Ethics, Creating Change Report, Accounting and Finance Code of Ethics, EEO-1 Report, Corporate Governance Guidelines, and Insider Trading Policy. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

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

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and fashion tastes, which make it difficult to anticipate demand for our products and forecast our financial results. Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand, and promptly respond to the rapidly changing preferences and fashion tastes, as well as consumer spending patterns, with appealing merchandise. As our brands and product offerings evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. New footwear models that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brands’ image may suffer, our operating performance may decline, and we may not be able to execute our growth plans. Even if we develop and manufacture new footwear products that consumers find appealing, their ultimate success may depend on our pricing, and we may set the prices of new styles too high for the market to bear.

Further, the value of our brands is based on evolving consumer perceptions, including as a result of shifting ethical, political or social standards, and concerns with respect product quality, design, technical performance, components or materials (including their sustainability), or customer service could result in negative perceptions and the loss of brand loyalty and value. These concerns may be exacerbated by negative publicity regarding us or our products, brands, marketing campaigns, partners, or endorsers, which could adversely affect our reputation and sales regardless of the accuracy of such claims. Social media and digital marketing campaigns, which accelerate the dissemination of information, can increase the challenges of containing negative claims. If consumers perceive our brands negatively, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results.
Changes in economic conditions may adversely affect our financial condition and results of operations.

Volatile economic conditions and changes in the market have affected, and may continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG and HOKA brands, are premium retail products. The purchase of these products is discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending. Sales of these products may be adversely affected by variable economic factors, including worsening economic conditions, consumer confidence in future economic conditions, changes to fuel, energy, labor, and healthcare costs, declines in income or asset values, and increases in consumer debt levels, inflation and interest rates, and unemployment rates. Uncertainty in global economic conditions may result in unpredictable consumer discretionary spending trends. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do may limit the amount of their purchases or seek less costly substitutes for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and profitability, which could have a material adverse effect on our financial condition and results of operations.

We sell a significant portion of our products through higher-end specialty and department store retailers, as well as through online marketplaces. The businesses of these customers may be affected by factors such as changes in economic conditions, ongoing geopolitical conflicts and uncertainties, fluctuations in foreign currency exchange rates, failures or instability in the US banking system, reduced consumer demand for premium products, decreases in available credit, and increased competition. If our customers face financial difficulties, it could have an adverse effect on our estimated allowances and reserves, and potentially result in us losing key customers.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse effect on our financial condition and results of operations.

The footwear, apparel, and accessories industry is highly competitive and subject to changing consumer preferences and tastes. Our inability to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse effect on our financial condition and results of operations. Our competitors include both established companies and newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG and HOKA brands, certain competitors have entered the marketplace specifically in response to the success of our brands, and other competitors may do so in the future, particularly as access to offshore manufacturing and changes in technology make it easier and more cost effective to compete. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers. As a result, we have faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. These competitors may have relationships with our key retail customers that are more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. Our competitors’ greater resources may enable them to more effectively compete on the basis of price and production, develop new products more quickly or with superior technical capabilities, adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning, market their products and brands more successfully, identify or influence consumer preferences, increase their market share, withstand the effects of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions. As a result of these pressures, we have faced, and expect to continue to face, intense pricing pressure. Efforts by our competitors to dispose of excess inventories may significantly reduce prices of competitive products, which may pressure us to reduce the pricing of our products to compete, or cause consumers to shift their purchasing decisions away from our products entirely. Further, we believe that our key customers face intense competition from their competitors, which could negatively affect the financial stability of their businesses and their ability to conduct business with us.

If we are unsuccessful at managing product manufacturing decisions to offset the inherent seasonality of our business, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse effect on our financial condition and results of operations.

Like other companies in our industry, we have an extended design and manufacturing process, which involves product design, material purchases, inventory accumulation and the subsequent sale of the inventories, and accounts receivable collection. This cycle requires us to incur significant expense relating to the design, manufacturing, and marketing of our products in advance of the realization of revenue from sales, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because this cycle involves long lead times, which require us to make manufacturing decisions months in advance of an anticipated purchasing decision by the consumer, it is challenging to manage our inventory and working capital requirements. Further, supply chain disruptions may drive higher inventory procurement positions that could negatively affect our gross margins as a result of selling excess quantities though close out channels. Further, once manufacturing decisions are made, it is difficult to predict and timely adjust expenses, accurately forecast our financial results, and meet the expectations of analysts and investors, including as a result of:

•the effects of unfavorable or unexpected weather patterns on consumer spending and demand for our products, as the sales of a majority of our UGG brand products are inherently seasonal and the effects of climate change may pronounce these conditions;
•changes in consumer preferences, tastes, discretionary spending, and prevailing fashion trends;
•market acceptance of our current products and new products, and of competitive products;
•the competitive environment, including pricing pressure from reduced pricing of competitive products, which may cause consumers to shift their purchasing decisions away from our products;
•delays in resource or product availability from supply chain disruptions; and
•uncertain macroeconomic and political conditions.

The evolution and expansion of our brands and product offerings have made our inventory management activities more challenging. For example, if we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margin, and we may not be able to recover our investment in the development of new styles and product lines. On the other hand, if we underestimate demand, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished. In either event, these factors could have a material adverse effect on our financial condition and results of operations.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse effect on our business.

We rely upon a broad network of warehouse and distribution facilities to store, sort, package and distribute our products. In the US, we distribute products primarily through self-managed US DCs in Moreno Valley, California, and in Mooresville, Indiana (including the recent expansion to a second location that became operational in October 2023), which feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to our customers and consumers. We expect our recent domestic DC expansion to create long-term capacity for the domestic growth of the UGG and HOKA brands. We could face a significant disruption in our domestic DC operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur due to damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems. In addition, if our domestic DC operations and scaling efforts are impeded or delayed for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers and consumers, and cause harm to our reputation, any of which could have a material adverse effect on our business.

We depend on 3PLs to manage the operation of their DCs as necessary to meet our business needs in certain markets. Internationally, we distribute our products through DCs managed by 3PLs in certain international locations. If our 3PLs fail to manage these responsibilities, or if their operations are disrupted as a result of factors outside of their control, such as sanctions that could in the future be imposed on China by the US government, our distribution operations could face significant disruption. The loss of or disruption to the operations of any one or more of these facilities could materially adversely affect our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential effect of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely upon independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us from filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely upon independent manufacturers and their respective material suppliers for most of our production needs, the majority of which are located in China and Vietnam, and we do not have direct control over these manufacturers or their suppliers. We expect these manufacturers to finance the production of goods ordered, maintain manufacturing capacity, comply with our policies, and store finished goods in a safe location pending shipment. Further, because most of our independent manufacturers are concentrated in Asia, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, epidemic, geopolitical tensions, or other event outside of our control affecting the region. If any of these were to occur, we may not be able to timely source raw and other materials, manufacture product, or fill customer orders, or product delivered may not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

There can be no assurance of a long-term, uninterrupted supply of products from our independent manufacturers. While we have long-standing relationships with most of these manufacturers, any of them may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge, or extract other concessions from us, and we may not be able to substitute alternative manufacturers that are capable of providing products of a comparable quality, in a sufficient quantity, at an acceptable price, or on a timely basis. If we are required to find alternative manufacturers, we could experience manufacturing delays, increased manufacturing costs, and substantial disruption to our business, any of which could negatively affect our results of operations.

Interruptions in the supply of our products can also result from adverse events that impair our manufacturers’ operations. For example, we keep proprietary materials necessary to produce our products, such as shoe molds and other materials, in the custody of our independent manufacturers. If these independent manufacturers were to lose or damage these proprietary materials, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is related to the ability of our customers, which include our retailer and distributor partners, to successfully market and sell our brands to consumers. If a customer fails to satisfy contractual obligations or otherwise meet our expectations, or experiences operational issues, it may be difficult to locate an acceptable alternative. Any disruption to these relationships may result in increased costs or loss of customers. In addition, there is no guarantee that a new customer will generate results that are more favorable than the terminated party.

We face a risk that key customers may not increase their business with us as we expect or may significantly decrease their business with us or terminate our relationship. Although no single customer accounted for 10.0% or more of our total net sales during fiscal year 2024, our top ten customers made up 24.2% of total net sales. The failure to increase sales with our key customers would have a negative effect on our growth prospects, and any decrease or loss of these customers’ business could result in a material decrease in our net sales and net income if we are unable to capture these sales through our DTC channel. Further, as of March 31, 2024, we have two customers that represent 31.2% of trade accounts receivable, net. Trade accounts receivable, net are typically unsecured and thus subject us to a risk that we will be unable to timely collect on amounts owed, which could affect our revenue and liquidity. Sales to our customers are on an order-by-order basis and may be cancelled or rescheduled by our customers. We rely on purchase order delivery dates as a key factor to forecast our sales and earnings, and if our customers postpone, reduce, or discontinue purchases from us, we could fail to meet our forecasted results. These risks have been exacerbated as our key customers are impacted by significant structural changes to the retail industry fueled by changing technology, consumer purchasing behavior, and economic conditions, as well as a shrinking retail footprint. These trends have been, and may in the future be, intensified by a pandemic or other public health emergency. We may lose key customers if they fail to manage the effect of this rapidly changing retail environment. Any loss of one of these key customers, or a significant reduction in purchases from one of these customers, could result in a significant decline in sales, write-downs of excess inventory, or pressure to discount our products, any of which could have a material adverse effect on our financial condition or results of operations. Further, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce our prices to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.
We depend on qualified personnel and, if we are unable to retain or hire executive officers, key employees, and skilled personnel, we may not be able to achieve our strategic objectives and our results of operations may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified personnel, including executive officers and key employees. Further, to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring and retaining personnel in highly skilled footwear, apparel and accessories design, marketing, merchandising, sourcing, technology, operations, including our DCs and retail stores, and support functions. Competition for executive officers, key employees, and skilled personnel is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Changes to our office environment, adoption of new work models, and our expectations about when or how often employees work on-site or remotely may not meet our employees’ expectations. As certain jobs and employers operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. Further, the recent strength of our results of operations and growing market capitalization may result in other companies and competitors perceiving our employees as more desirable. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively affect our ability to attract, hire, and retain our employees. While we are committed to offering competitive compensation and benefits to employees across our business to positively affect attrition, which affects our selling, general, and administrative (SG&A) expenses, our domestic headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our location. If we hire employees from competitors or other companies, their former employers may assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation when deciding whether to take a job. If our stock price experiences volatility, it may adversely affect our ability to recruit, retain, and motivate qualified personnel and we may be unable to execute our growth plan or achieve our long-term strategic objectives, our results of operations may suffer, and it may damage our reputation as a preferred employer, which would challenge our ability to effectively compete across the global labor market.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not maintain our culture and core values over time, we may be unable to foster the passion, creativity, teamwork, focus, and innovation that have contributed to the growth and success of our business. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to achieve our strategic objectives.

The continued service of our executive officers and key employees is particularly important, and the hiring or departure of such personnel may disrupt our business or result in the depletion of significant institutional knowledge. Our executive officers and key employees are employed on an at-will basis, which means that they can terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees or significant turnover in our senior management, and the often-extensive process of identifying and hiring other personnel to fill those key positions, could have a material adverse effect on our business.

As discussed in the section titled “Recent Developments” under Part I, Item 1, “Business” within this Annual Report, we announced that Stefano Caroti will be replacing Dave Powers as CEO and President upon Mr. Powers’ retirement, effective August 1, 2024. While we have confidence in Mr. Caroti and the rest of our team, the uncertainty inherent in this leadership transition could adversely disrupt our business.

We use sheepskin to manufacture a significant portion of our products, and if we are unable to obtain a sufficient quantity of sheepskin at acceptable prices that meets our quality expectations, or if there are legal or social impediments to our ability to use sheepskin, it could have a material adverse effect on our business.

We purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are limited suppliers that are able to provide the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may be found only in certain geographies. We presently rely on only two tanneries in China to provide the majority of our sheepskin, which they source primarily from Australia. If the sheepskin provided by these tanneries and the resulting products we produce do not conform to our quality or sustainability specifications or fail to meet consumer expectations, we could experience reduced demand for our products, a higher rate of customer returns, and negative effects on the image of our brands, any of which could have a material adverse effect on our business. Similarly, if these tanneries are not able to deliver sheepskin in the quantities required, or were to cease operations, we may not be able to timely obtain suitable substitute materials, which would limit our ability to meet demand for our products, lead to inventory shortages, result in a loss of sales, strain our customer relationships, and harm our reputation. In addition, any factors that negatively affect the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability, loss or destruction of property, work stoppages, political instability, or acts of terrorism or catastrophic events, could result in shortages in our supply of sheepskin.

While we have experienced stable pricing in recent years, fluctuations in the price of sheepskin could occur as a result of any factors that increase the demand for, or decrease the supply of, sheepskin, including weather patterns, supply conditions, energy prices, work stoppages, increased logistics costs, government regulation, sanctions and policy, economic climates, market speculation, compliance with our standards, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions, any of which would increase our manufacturing costs and reduce our gross margin. The impacts of any of these factors may be exacerbated by global climate change. While we use purchasing contracts and other pricing arrangements to reduce the effect of sheepskin price fluctuations on our results of operations, we may be unable to offset the negative effect of a prolonged increase in such prices on our results of operations. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the effect on our gross margin and our financial results may suffer.

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

We rely on technical innovation, as well as increased use of preferred materials, to compete in the market for our products.

Our success relies in part on our continued innovation in both the materials we use and the design of our footwear. In particular, our HOKA brand maintains its competitiveness through continuous product innovation and timely introduction of new features and technologies that align with current and emerging consumer expectations. Also, we continue to invest in research and development to drive our efforts to increasingly incorporate preferred materials in our products as part of our sustainability efforts. For example, we leverage our proprietary UGGplush material, which incorporates repurposed wool to reduce our use of virgin wool, and we utilize sugarcane-derived

EVA, as opposed to petroleum-derived EVA, within certain UGG brand products. We also increasingly use preferred synthetics, such as recycled polyester, recycled nylon, recycled polyethylene, and bio-based ethylene, preferred regenerated or synthetic cellulosic fibers, such as TENCEL™ Lyocell and TENCEL™ Modal, and preferred plant fibers, such as cotton sourced through responsible cotton schemes, hemp, linen, ramie, and jute, and the responsible-down certified standard. Although we continue to invest in research and development to refine our materials and develop new properties for specific applications, if we fail to introduce technical innovation in our products or experience issues with the quality of our products or materials, consumer demand for our products could decline and we may experience reputational damage. Further, as our brands transition to suppliers with preferred materials, we may be subject to increased costs or supply constraints, which could reduce our sales and profitability and have a material adverse effect on our financial condition and results of operations.

We may not succeed in implementing our growth strategies, including through identifying new retail store locations that meet our requirements, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. Our future growth depends in part on our expansion efforts outside of North America (international growth strategy). For example, we have opened HOKA brand retail locations in international markets through Company-owned stores and through third-party partners, and we have expanded our international flagship store presence for the UGG and HOKA brands. Flagship stores play a crucial role in brand market positioning, and are operated to have neutral operating profitability, are typically greater in size, and involve more extensive leasehold improvements and furniture and fixtures compared to our other concept retail stores. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level or elevate our brand market positioning, our retail growth may be limited. Global store openings involve substantial investments, including leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes, and if we have insufficient sales at a new store location, we may be unable to avoid losses or negative cash flows. Furthermore, our future growth also depends in part on our ability to effectively manage the profitability of our existing retail locations. For example, our failure to successfully identify and close underperforming stores in a timely manner could have a number of material adverse effects, such as impairments and a negative impact on our financial condition and results of operations.

We also license the right to operate our brand retail stores to third parties through our partner retail program. Most of the partner retail stores are operated in international markets. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our brand image to suffer.

As part of our international growth strategy, we may transition certain brands in certain geographies from a third-party distribution model to a direct distribution model or vice versa. Failure to effectively implement our growth strategies and develop our business in new international markets, or disappointing growth within existing markets, could negatively affect our revenues and rate of growth and result in our business becoming less competitive. In addition, taking steps to implement our growth strategies could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events beyond our control, as well as related regulations, have adversely affected, and could in the future adversely affect, our business.

Natural disasters or other catastrophic events, including the effects of global climate change and a pandemic, may damage or disrupt our operations, international markets, and the global economy. Our operations are subject to interruption from extreme weather events, power shortages, pandemics, terrorism, political instability, telecommunications failure, cyber-attacks, war, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our independent manufacturers, suppliers and customers, including through the inability of personnel to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of IT systems, all of which could materially increase our costs and expenses, delay or decrease sales, and disrupt our ability to maintain business continuity. We could incur significant capital expenditures and other costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate change, including compliance with evolving, and at times inconsistent, country specific laws and regulations. We could also experience increased costs for energy, production, transportation, raw and other materials, as well as higher insurance premiums and deductibles, which could adversely affect our operations. Our insurance may not be sufficient to cover losses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our partners or customers could have a material adverse effect on our business, results of operations and financial condition. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

These events could also adversely affect the supply of raw materials, including sheepskin and leather, which are key resources in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints, and affect the types of products that consumers purchase. If consumers increasingly adopt plant-based diets for personal reasons, this could reduce the supply of sheep for the meat industry, and in turn, hinder our ability to source sufficient sheepskin for our products. Further, public health issues and related regulatory responses, including a pandemic, may reduce demand for certain products, deteriorate our ability, or the ability of our customers, to operate in affected regions, and result in the failure of key business partners to provide services for our efficient operations, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us, any of which would adversely affect our business, results of operations and financial condition.

Increasing expectations from investors, regulators, and other key stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, consumers, non-governmental organizations, and regulators, such as the SEC, are increasingly focused on corporate responsibility, specifically on the ESG practices of companies and the implications of the social and environmental costs of their investments. From time to time, we communicate certain ESG initiatives and goals to market participants and our customers and business partners, including through our annual Creating Change Report. Any ESG disclosure we make may include our policies, practices, initiatives, and goals on a variety of human rights, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken expansive efforts to improve and implement our ESG initiatives, it is possible that stakeholders may not be satisfied with such disclosures, our ESG practices or the speed of their adoption. The establishment of ESG criteria and key metrics, as well as the collection of relevant ESG data subject to developing internal controls and processes, can be costly, challenging, and time consuming, and is subject to evolving ESG reporting standards and regulations. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, it may negatively affect our employee retention and recruitment, or we may suffer from reputational damage and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to report our progress fully and accurately on such initiatives and goals, which could negatively affect our reputation, employee retention and recruitment, and the willingness of our customers and suppliers to do business with us.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment and requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our processes and controls for reporting ESG matters and related data across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures required by the SEC, European, and other regulators, such as California, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

We face risks associated with pursuing strategic acquisitions and divestitures, and our failure to successfully integrate any acquired business or product could have a material adverse effect on our results of operations and financial position.

As part of our overall strategy, we may periodically consider strategic acquisitions to expand our brands into complementary product categories and markets, or to acquire new brands, technologies, intellectual property, or other assets. Our ability to do so depends on our ability to identify and successfully pursue suitable acquisition opportunities. Such acquisitions involve numerous risks, challenges, and uncertainties, including the potential to:

•expose us to risks inherent in entering into a new market or geographic region;
•lose significant customers or key personnel of the acquired business;
•encounter difficulties managing and implementing acquired assets;
•encounter difficulties marketing to new consumers or managing geographically remote operations;
•divert management’s time and attention away from other aspects of our business operations; and
•incur costs relating to a potential acquisition that we fail to consummate, which we may not recover.

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

As part of our overall strategy to allocate resources that best align with our long-term objectives, we may seek to sell one or more brands. For example, during October 2023, we announced that we intend to divest the Sanuk brand. These transactions involve financial and operational risks, including diverting management and employee time and attention away from other aspects of our business, separating personnel and financial and other systems, impairments, and adversely affecting relationships with existing suppliers and customers. Further, during the fourth fiscal quarter for the year ended March 31, 2024, we recorded an impairment loss of $8,164 in SG&A expenses in the consolidated statements of comprehensive income for the Sanuk brand definite-lived trademark, driven by lower-than-expected results of operations for the wholesale channel. Refer to the subsection “Definite-Lived Intangible and Other Long-Lived Assets” in the “Critical Accounting Policies” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further information.

The process of completing any acquisitions or divestitures may be time-consuming, involve significant costs and expenses, and may not yield a benefit if the transactions are not completed successfully. In situations where acquisitions or divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, our business or financial results could be negatively impacted.

RISKS RELATED TO OUR GLOBAL BUSINESS STRATEGY AND OPERATIONS, AND INTERNATIONAL COMMERCE

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product and transportation costs.

Our business depends on our ability to source and distribute products in a timely manner. We continue to proactively mitigate any effects of future disruptions by expanding and reallocating production capacity with our existing sourcing partners and onboarding new long-term partners to diversify our country-level manufacturing and sourcing lines. We plan to continue growing our distribution network to support our long-term strategic objectives but have experienced and may continue to experience headwinds in connection with these efforts. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet consumer demand, strained relationships with customers and diminished brand loyalty.

Port congestion, temporary closures, and worker shortages may disrupt the operations of our independent manufacturers and 3PLs, as well as those of our DCs, and may increase the global lead-time for shipments of our products. In addition, in recent years, global ocean transportation costs, as well as freight costs in the US, have risen dramatically due to labor shortages and disputes, increased labor costs, congestion at ports of entry, increased safety, environmental, labor regulations, and global inflation. Further, while our operations in the regions are not significant, the Russia-Ukraine and Israel-Hamas conflicts are sources of uncertainty. These conflicts could grow and bring about disruption, instability, and volatility in global markets, supply chains, and logistics, and have contributed to shipping disruptions in the Red Sea and surrounding waterways, which could in turn adversely affect our business operations and financial performance.

Elevated inventory levels, combined with the uneven flow of receipts and shipments, could cause further capacity pressures within our US DCs and 3PLs. For example, we are in the process of expanding our distribution network for HOKA brand wholesale operations to our DC in Mooresville, Indiana. If we are unsuccessful in achieving our transition timelines, we may be limiting our ability to efficiently fulfill orders for our wholesale partners and consumers. These pressures may be exacerbated by labor disputes that affect the operations of our partners, which creates significant risk for our business, particularly if these disputes result in work slowdowns, strikes, or similar disruptions. As we manage product availability from supply chain or other disruptions, the timing of sales to our wholesale partners and consumers may be affected, which may result in increased risk of order cancellations.

While we have historically used more expensive air freight to ship our products to meet demand in the past, we continued to reduce our use of air freight into fiscal year 2024. However, if we experience such fluctuations in product demand and costs in future periods, we may be required to leverage air freight in future periods to maintain service levels.

Most of our independent manufacturers are located outside of the US and subject us to various risks associated with international regulations, trade agreements, and geopolitical relations.

Most of our independent manufacturers are located in Asia, and products manufactured overseas and imported into the US and other countries are subject to numerous risks and uncertainties. For example, while we require our independent manufacturers and suppliers to adhere to environmental, labor, ethical, health, safety, and other business practices and laws, and while we periodically visit and audit their operations, we do not control their business practices. If non-compliant manufacturers or suppliers cannot or will not become compliant, we will cease conducting business with them, which could increase our costs and interrupt our supply chain. Our manufacturers’ violations of laws and business standards could also result in negative publicity or product recall, which could damage our reputation, brand value, and cause us to incur additional costs. Further, if our manufacturers or suppliers violate US or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure, and forfeiture of products we are attempting to import, or the loss of our import privileges, which could have a negative effect on our results of operations.

Our international manufacturing operations are subject to numerous other risks and uncertainties, including the following:

•tariffs, import and export controls, and other non-tariff barriers;
•poor infrastructure and equipment shortages, which can disrupt transportation and utilities;
•restrictions on the transfer of funds from foreign jurisdictions;
•changes in governmental regulations, including with respect to intellectual property, labor, safety, and the environment;
•the refusal of our partners to adopt or comply with our manufacturing policies;
•customary business traditions in certain countries such as local holidays, which are traditionally accompanied by elevated levels of turnover in the factories;
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

While we have implemented measures to comply with applicable customs regulations and to properly calculate import duties, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of such products and our forecasted gross margin. In addition, we cannot predict whether future laws, regulations, trade remedy actions, or international agreements may impose additional duties or other restrictions on our ability to manufacture sufficient inventory or import products from one or more of our sourcing venues. Trade relations between our sourcing venues, particularly those in China, and the US have created uncertainty and there exists the potential for import duties or other restrictions on exports from China, which could increase our sourcing costs. We have transitioned most of our footwear sourcing from China to Vietnam as part of our supplier optimization strategy, and are beginning to diversify with footwear sourcing in Indonesia, but if we are unable to source our products from the countries where we wish to purchase them, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition, and results of operations. Further, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, or other pressures in the region, including political instability, increased labor costs, adverse weather conditions, a natural disaster or incidence of disease could severely interfere with the manufacturing or shipment of our products and would have a material adverse effect on our operations.

Moreover, international trade policy is undergoing revision, introducing significant uncertainty with respect to future trade regulations and existing trade agreements. The negotiation of free trade agreements with countries other than our principal sourcing venues may stimulate competition for manufacturers, which may seek to export footwear, apparel, and accessories to our target markets at preferred rates of duty which may negatively affect our results of operations.

Transportation and distribution costs may be adversely affected by new regulations, increased demand, increased fuel costs, labor disputes and higher costs, inflation, and political and economic instability. For example, labor disputes are escalating in Canada as well as the US East Coast. If a labor strike occurs in the future, we may experience trucking capacity constraints and potentially higher related costs, as well as port congestion on the US West Coast. The Panama Canal is experiencing capacity constraints as well due to drought. This combined with the ongoing Russia-Ukraine and Israel-Hamas conflicts have impacted timeliness of shipments to Europe, and the resulting financial and economic sanctions imposed by various countries and organizations have affected transportation and energy costs. Further rising labor tensions, drought conditions, or additional sanctions imposed, could increase distribution costs, and create further capacity constraints in Europe and adversely affect our results of operations. Additionally, the increased threat of terrorist activity, and law enforcement responses to this threat, have required greater levels of inspection of imported goods and caused delays in bringing imported goods to market. Any tightening of security procedures could worsen these delays and increase our costs.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and results of operations. These risks include:

•foreign currency exchange rates fluctuations, most significantly, but not limited to, the Chinese Yuan, Great British Pound, and Euro, which affect the prices at which products are sold to international consumers;
•limitations on our ability to move currency out of international markets;
•burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of such laws and regulations;
•legal costs related to defending allegations of non-compliance with foreign laws;
•inability to import products into a foreign country;
•difficulties associated with promoting and marketing products in unfamiliar cultures;
•political or economic uncertainty or instability, including the Russia-Ukraine and Israel-Hamas conflicts, which has disrupted the global economy and has the potential to reduce levels of consumer spending, which could have a material adverse effect on our business, particularly our UGG and HOKA brands’ net sales;
•changes in unemployment rates and consumer spending;
•anti-American sentiment in international markets in which we operate;
•changes in diplomatic and trade relationships between the US and other countries; and

•general economic fluctuations in specific countries or markets.

We conduct business outside the US, which exposes us to foreign currency exchange rate risk, and could have a negative effect on our financial results.

We operate on a global basis, with 33.2% of our total net sales for the year ended March 31, 2024, from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies are expected to become more material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies and our foreign distributors typically sell our products in local currency, which affects the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, gross margin, and results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected. When the US dollar strengthens relative to foreign currencies, our revenues and profits denominated in foreign currencies are reduced when converted into US dollars and our margins may be negatively affected. We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, remeasurements, or translations could materially affect our consolidated financial statements.

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

Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, credit card information, and our proprietary financial, operational, and strategic information. The protection of this information is vitally important to us as the loss, theft, misuse, or unauthorized disclosure or access of such information could lead to significant reputation or competitive harm, result in litigation, expose us to regulatory proceedings, and cause us to incur substantial losses. As a result, we believe our future success and growth depends, in part, on the ability of our key business processes and systems, including those utilizing artificial intelligence (AI) such as generative AI, to prevent the theft, loss, misuse, unauthorized disclosure, or unauthorized access of this information, and to respond quickly and effectively if data security incidents occur. We are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition, or results of operations.

Our success also depends in part on the continued operation of our key business processes, including our IT and global communications systems. We rely on third-party IT service providers worldwide for many of our IT functions, including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technologies, including the internet and third-party hosted services, to support a variety of business processes and activities. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse effects on our business and reputation. Further, we could experience information silos and inefficiencies across our organization if we do not invest in appropriate operational systems and processes. If we are unable to structure our systems and processes to respond to changing business needs, or if we or our third-party providers experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents have significantly increased in recent years. Like other businesses, we have experienced, and are continually at risk of, attacks and incidents. Additionally, external events, such as the Russia-Ukraine and Israel-Hamas conflicts, can increase the likelihood of such incidents, and our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the advances in computer capabilities and AI, and the interconnectivity and interdependence of third parties to our systems. We expend significant resources on IT and data security tools, measures, and processes designed to protect our IT systems, as well as the information stored on or transmitted through those systems, and to ensure an effective response to any attack or incident. Whether these measures are successful, these expenditures could adversely effect on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

Although we take the security of our IT systems seriously, there can be no assurance that the measures we employ will prevent unauthorized persons from obtaining access to our systems and information, as well as those held by our third-party IT service providers. Despite our implementation of reasonable security measures, our systems and information may be susceptible to cyber-attacks or data security incidents. These risks may be exacerbated in a remote work environment. Because the techniques used to obtain unauthorized access to IT systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate protective measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches. A cyber-attack or other data security incident could result in significant disruption of our business such that:

•critical business systems become inoperable or require considerable time or cost to restore;
•personnel are unable to perform their duties or communicate with third-party partners;
•it results in the loss, theft, misuse, or unauthorized disclosure of confidential information;
•we are prevented from accessing information necessary to conduct our business;
•we are required to make unanticipated investments in equipment, technology, or security measures;
•customers cannot place or receive orders, and we are unable to timely ship orders or at all; or
•we become subject to other unanticipated liabilities, costs, or claims.

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

If the technology-based systems that give our customers the ability to shop or interact with us online do not function effectively, our results of operations, as well as our ability to grow our e-commerce operations globally or to retain our customer base, could be materially adversely affected.

Many of our consumers shop with us through our Company-owned e-commerce websites or through third party digital marketplaces on which we operate. Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce operations, including speed of product delivery, shipping charges, return privileges, and other evolving expectations. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly e-commerce websites that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, have an adverse effect on the growth of our e-commerce operations globally and have an adverse effect on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers’ needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our Company-owned e-commerce websites also include diversion of sales from our Company-owned retail stores and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks could adversely affect e-commerce sales, as well as damage our reputation and brands.

If we are unsuccessful at improving our operational and IT systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

We continually strive to improve and automate our operational and IT systems and processes as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, adapting to changes in technology, including the successful utilization of data analytics, AI, and machine learning, or that our efforts will result in the anticipated benefits to us. We may also experience difficulties in implementing or operating our new or upgraded operational or IT systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. If our operational or IT system upgrades, improvements and associated implementation efforts are not successful, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

RISKS RELATED TO OUR LEGAL, COMPLIANCE, AND REGULATORY ENVIRONMENT

Failure to adequately protect our intellectual property rights to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales, and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights, and other intellectual property rights. An unfortunate reaction to the success of our brands is that we have become a target of counterfeiting and product imitation strategies. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect these rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it will allow our competitors to sell products that are similar to and directly competitive with our products, or we could otherwise lose opportunities to sell our products to consumers who may instead purchase a counterfeit or imitation product, which could reduce sales of our products and adversely affect the value of our brands. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business, which may negatively affect our business and results of operations. In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word “ugg” is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Republic of Türkiye, and the Netherlands. Any court decision or settlement that invalidates or limits trademark protection of our brands, which allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributor to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales, and could have a material adverse effect on the value of our brands.

Our revolving credit facility agreements expose us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under our revolving credit facilities. Our ability to borrow under our revolving credit facilities may be limited if the lenders believe there has been a material adverse change to our business. In addition, our revolving credit facility agreements contain a number of customary financial covenants and restrictions, which may limit our ability to engage in transactions that would otherwise be in our best interests, or otherwise respond to changing business and economic conditions, and may therefore have a material effect on our business. Failure to comply with any of the covenants could result in a default, allowing our lenders to accelerate the timing of payments, which could have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, in some cases, a default under one revolving credit facility could result in a cross-default under other revolving credit facilities. Certain of our revolving credit facility agreements bear interest at a rate that varies by currency. Any increases in interest rates applicable to our borrowings would increase our cost of borrowing, which would result in a decline in our net income and liquidity.

The tax laws applicable to our business are complex, and changes in tax laws as well as audits by various taxing authorities could increase our worldwide tax rate and may subject us to additional tax liabilities which may materially affect our financial position and results of operations.

Changes in US and foreign tax laws, regulations, and treaties in and between the jurisdictions in which we operate could materially affect our business. These tax laws are complex, where significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. Our tax expense is based on our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Future changes in these tax laws, or in their interpretations, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, global tax authorities may take differing positions in interpreting the Organization for Economic Co-operation and Development’s (commonly known as OECD) guidance, including with respect to Base Erosion and Profit Shifting, which could modify existing tax principles. These changes and potential other tax law changes could increase our income tax liability or adversely affect our long-term effective tax rates and net income.

Many countries in the EU and around the globe have proposed changes or adopted current tax laws that could impact our financial position and results of operations beyond calendar year 2024. Certain provisions of the recently enacted Inflation Reduction Act, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development’s Pillar Two Global Anti-Base Erosion Rules, which as of March 31, 2024, are either live or in draft in various countries, may affect our income tax expense, profitability, and capital allocation decisions.

Additionally, we are also subject to tax audits in each of the various jurisdictions where we conduct business, whereas any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable as our tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audits, and related litigation, could be materially different from our estimates or from our historical tax provisions and accruals, especially as there is continued economic and political pressures to increase tax revenues in jurisdictions in which we operate. The results of a tax audit or other tax proceeding could have a material adverse effect on our results of operations or cash flows during the periods for which that determination is made and may require a restatement of prior financial reports.

RISKS RELATED TO OUR COMMON STOCK

Our common stock price has been volatile, which could result in substantial losses for stockholders.

The trading price of our common stock has been and may continue to be volatile. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•changes in expectations of our future financial performance and results of operations;
•changes in estimates of our performance by securities analysts and other market participants, or our failure to meet such estimates;
•changes in our stockholder base or public actions taken by investors;
•market research and opinions published by securities analysts and other market participants, and the response to such publications;
•quarterly fluctuations in our sales, margins, expenses, financial position, and results of operations;
•the financial stability of our customers, manufacturers, and suppliers;
•legal proceedings, regulatory actions, and legislative changes;
•the declaration of stock or cash dividends, share repurchases, or stock or reverse stock splits;
•consumer confidence and discretionary spending levels;
•broad market fluctuations in volume and price;
•general market, political, and economic conditions, including recessionary conditions; and
•a variety of risk factors, including the ones described herein and in our other SEC filings.

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

ITEM 1C. CYBERSECURITY

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We maintain a comprehensive cybersecurity program, recognizing the critical importance of safeguarding our operations, employees, customers, and other business partners from the constantly evolving risks associated with cybersecurity threats. These risks include, among other things, operational risks, reputational risks, financial risks, and litigation and legal risks.

As a part of our comprehensive cybersecurity program, we have developed an incident response plan (IRP) designed to quickly respond to, mitigate, and recover from cybersecurity incidents. The IRP includes procedures for incident detection and reporting, initial assessment, containment, eradication, recovery, post-incident activities, and continuous improvement.

We also integrated cybersecurity risk management into our overall risk management framework to ensure that cybersecurity risks are considered in all aspects of our business. The integration ensures that cybersecurity considerations are integral to our strategic and operational decision-making. Our management team works closely with our Chief Technology Officer (CTO) and Chief Information Security Officer (CISO), ensuring that our cybersecurity efforts align with our business objectives and operational needs. Key components of our cybersecurity approach include, among other things:

•establishing a dedicated action team, led by our CTO and CISO, to oversee and manage cybersecurity risks;
•implementing a comprehensive cybersecurity risk assessment process and strategy based on industry standards and established frameworks such as the National Institute of Standards and Technology (NIST) Special Publication 800-61;
•implementing a vendor risk management program, which includes cybersecurity and data privacy audits, evaluating vendor risk level, and monitoring risk mitigation efforts;
•conducting penetration tests and security maturity assessments throughout the year;
•periodically engaging independent third-party assessors to audit our cybersecurity and information system programs to evaluate their effectiveness;
•implementing industry-standard technologies and processes to protect our system and data and to help detect potential suspicious activity;
•maintaining access controls to safeguard data and systems;
•providing annual trainings to employees on responsible information security, data security and cybersecurity practices including appropriate action to take against cybersecurity threats;
•conducting periodic phishing simulations to our employees;
•engaging in cybersecurity incident tabletop exercises and scenario planning exercises;
•maintaining a cybersecurity and information security risk insurance policy, which insures for data incidents or breaches and other technology related exposures; and
•periodically reviewing and updating our IRP, privacy policy, and other relevant policies/procedures.

These approaches are not exhaustive, and we plan to continuously improve our approaches to cybersecurity risk management.

In the three-year period ended March 31, 2024, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats or incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material threats or incidents. Refer to Part I, Item 1A, “Risk Factors - Risks Related to Technology, Data Security and Privacy” within this Annual Report for further information.

CYBERSECURITY GOVERNANCE

Our Board of Directors has delegated to the Audit Committee primary responsibility for oversight of risk assessment and risk management, including risks related to cybersecurity and information security issues. Our CTO and CISO, who head our cybersecurity and information security initiatives, provide quarterly updates to the Audit Committee, and annual updates to the full Board of Directors. These updates cover various topics, such as efforts to enhance our cybersecurity posture, operational and incident metrics, mitigation actions, and key performance indicators like cybersecurity maturity, program health, and audit and compliance activities. In addition to these regular updates, significant cybersecurity incidents and updates are escalated on an as-needed basis in accordance with our IRP.

Our CTO and CISO have extensive experience in cybersecurity. Our CTO has served in his role since 2014. He has also served in various roles in Information Technology for over 25 years, including the oversight of Information Security for 15 years. Our CISO has served in various roles in Information Technology for over 25 years, including 15 years in Information Security. He holds a B.S. in Cybersecurity and Information Assurance, along with industry certifications that include the Information Systems Audit and Control Association Certified in Risk and Information Systems Control, Certified Information Security Manager, and International Information System Security Certification Consortium Certified Information Systems Security Professional certifications.

ITEM 2. PROPERTIES

Corporate Headquarters. We have owned our 14-acre corporate headquarters located in Goleta, California since 2014.

Warehouses and DCs. We have a warehouse and DC located in Moreno Valley, California, which began operations during the fourth quarter of fiscal year 2015 and have since continued optimizing and expanding our operations at this location. In October 2021, we began operations in a second US warehouse and DC located in Mooresville, Indiana. In October 2023, we began operations in a third US warehouse and DC in Mooresville, Indiana.

Regional Offices. We have offices in Belgium, Canada, China, France, Germany, Hong Kong, Indonesia, Italy, Japan, the Netherlands, Switzerland, the UK, the US, and Vietnam, to perform a variety of functions, which include overseeing the quality and manufacturing standards of our products, design, product development, distribution, customer service, coordinating regional sales, operations, marketing, IT, and administration. We also have offices in Macau and Hong Kong to coordinate logistics.

Retail Stores. As of March 31, 2024, we have 49 US retail stores and 115 international retail stores, including in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

Other than our corporate headquarters, we lease our facilities, retail stores and other office spaces from unrelated parties. With the exception of certain retail stores in our DTC business, cost associated with our facilities, flagship retail stores, and other office spaces are attributable to multiple reportable operating segments and are not allocated to them; but instead reflected in unallocated overhead costs in our results of operations. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report for further discussion and results of operations for our reportable operating segments.

We believe our properties are adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

Significant Properties. The following table provides details regarding our significant physical properties that are operational as of March 31, 2024:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Mooresville, Indiana (1st location)	Warehouse and Distribution Center	Lease	507,600
Mooresville, Indiana (2nd location)	Warehouse and Distribution Center	Lease	1,015,902
Goleta, California	Corporate Headquarters	Own	185,094

ITEM 3. LEGAL PROCEEDINGS

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out-of-court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG brand and HOKA brand trademarks within its internet domain name. We are investigating several manufacturers and distributors of counterfeit UGG and HOKA brand products, as well as various markets for indications of counterfeit UGG and HOKA brand products.

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

As of May 9, 2024, we had 31 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

We did not sell any equity securities that were not registered under the Securities Act during the year ended March 31, 2024.
STOCK PERFORMANCE GRAPH

On March 18, 2024, we were added to the Standard & Poor’s 500 Stock Index (S&P 500 Index). We replaced the NYSE Composite Index (NYSE Composite Index) with the S&P 500 Index for the purposes of our stock performance graph, as we believe this index is a more relevant benchmark to measure our performance. We have continued to present the NYSE Composite Index within this Annual Report as a transitional measure.

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the S&P 500 Index, the S&P 500 Apparel, Accessories & Luxury Goods Index, and the NYSE Composite Index for the five fiscal-year periods commencing March 31, 2019, and ended March 31, 2024. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph assumes one hundred dollars invested in our common stock and in each of the referenced indices on March 31, 2019. The stock performance shown on the below graph is not necessarily indicative of future performance. We will not make or endorse any prediction as to future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

800
600
400
200
0
Index Value
3/19
3/20
3/21
3/22
3/23
3/24
Period Ending
Deckers Outdoor Corporation
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index
NYSE Composite Index

	Years Ended March 31,
	2019	2020	2021	2022	2023	2024
Deckers Outdoor Corporation	$100.0	$91.2	$224.8	$186.3	$305.8	$640.2
S&P 500 Index	100.0	93.0	145.4	168.2	155.2	201.6
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	49.8	101.5	80.3	55.6	47.3
The NYSE Composite Index	100.0	83.4	129.3	141.0	133.3	162.7

The stock performance graph above is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. Such information shall not be deemed incorporated by reference into any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing, except as otherwise expressly set forth by specific reference in such filing.
DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock since our inception. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as we do not exceed certain leverage ratios and no event of default has occurred. However, we currently do not anticipate declaring or paying any cash dividends.

STOCK REPURCHASE PROGRAM

Our Board of Directors has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. Our Board of Directors last approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase our common stock under the same conditions as the prior stock repurchase programs (collectively, the stock repurchase program).

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of March 31, 2024, we have not exceeded the stated leverage ratios and no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended March 31, 2024, was as follows:

	Total number of shares repurchased (1)	Weighted average price per share paid	Dollar value of shares repurchased (2) (3)	Dollar value of shares remaining for repurchase (3)
January 1 - January 31, 2024	—	$—	$—	$1,046,000
February 1 - February 29, 2024	87,196	859.94	74,983	971,017
March 1 - March 31, 2024	31,998	916.10	29,313	941,704

(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Subsequent to March 31, 2024, through May 9, 2024, we repurchased 130,927 shares at a weighted average price of $836.20 per share for $109,481, and had $832,223 remaining authorized under the stock repurchase program.

Refer to the section titled “Liquidity” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10, “Stockholders’ Equity,” of our consolidated financial statements in Part IV within this Annual Report for further information on repurchases of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for the years ended March 31, 2024, and 2023 and year-over-year comparisons between those periods. For year-over-year comparisons between the years ended March 31, 2023, and 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 26, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties. Our actual results of operations may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” within this Annual Report.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.

OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under six proprietary brands: UGG, HOKA, Teva, Sanuk, Koolaburra, and AHNU. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our Company-owned e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.

FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for fiscal year 2024 compared to fiscal year 2023, were as follows:

•Net sales increased 18.2% to $4,287,763.
◦Channel
▪Wholesale channel net sales increased 12.6% to $2,432,307.
▪DTC channel net sales increased 26.5% to $1,855,456.
◦Geography
▪Domestic net sales increased 16.8% to $2,863,674.
▪International net sales increased 21.1% to $1,424,089.
•Gross margin increased 530 basis points to 55.6%.
•Income from operations increased 42.1% to $927,514.
•Diluted earnings per share increased 50.5% to $29.16 per share.

RECENT DEVELOPMENTS

On February 1, 2024, Dave Powers announced his intention to retire from his position as CEO and President of the Company, effective August 1, 2024. Following this date, we expect Mr. Powers will continue to serve as a member of our Board of Directors. Also on February 1, 2024, we announced that Stefano Caroti, our Chief Commercial Officer, will be appointed as CEO and President, effective August 1, 2024. Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion on executive officer leadership transition risks.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

We expect our business and industry will continue to be impacted by several important trends and uncertainties, including the following:

Brand and Omni-Channel Strategy

•We remain focused on increasing global consumer awareness and adoption of our brands, which has continued to positively impact our financial results. Our efforts to drive brand adoption is focused on building brand acceptance and heat through continued launches of innovative product offerings, coupled with marketing investments across multiple geographic markets and channels of distribution.

•We remain focused on our marketplace inventory management strategy for our brands through segmentation and differentiation. During fiscal year 2024, we experienced alignment on product assortments that resulted in higher full-price sell through. This, combined with selective price increases, has benefited our gross margins during fiscal year 2024 across all channels of distribution. While gross margins continue to be an area of strategic focus, we expect a more normalized promotional environment for our results of operations during our next fiscal year ending March 31, 2025 (next fiscal year).

•Our long-term strategy remains focused on building our DTC channel to represent an increased portion of our total net sales, which includes differentiating the consumer experience from the wholesale channel to drive increases in acquisition and retention to sustain strong market positions and a high level of demand for our brands. We expect increased sales in the DTC channel will continue to positively impact our gross margins.

•We continue to implement our international growth strategies for the HOKA and UGG brands. We have expanded our HOKA brand presence within our DTC channel through targeted investments in certain regions that provide influential market presence to drive brand awareness, and we expect to continue making these investments, including in our next fiscal year. We continue to emphasize elevating the customer experience for the UGG brand through localized marketing investments.

•In alignment with effective resource allocation and the execution of our long-term objectives, we intend to divest the Sanuk brand. During the fourth quarter of fiscal year 2024, we recorded an impairment on the Sanuk definite-lived intangible asset. Please refer to the section “Critical Accounting Policies” below for further information.

Supply Chain

•To support our growing business, we continue to expand our network of global warehouses, DCs, and 3PLs. We also are diversifying the number of third-party manufacturers with whom we engage and the regions in which they operate. We expect to continue to invest in and build upon these infrastructure capabilities to continue meeting customer and consumer demand, which may result in higher costs in future periods.

Macroeconomic and Geopolitical Factors

•Macroeconomic factors, including inflationary pressures, increased interest rates, fluctuations in foreign currency exchange rates, the lapsing of government stimulus, increased consumer debt levels, decreased savings rates, resumption of student loan repayments, geopolitical unrest, escalating global conflicts and their potential impact on logistic lead times and freight costs, and increased risks of a recession, continue to create a complex and challenging environment for our business. While these macroeconomic factors did not materially impact our business or results of operations during fiscal year 2024, the impact of these macroeconomic factors is difficult to quantify and could negatively impact our business and results of operations during our next fiscal year.

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

UGG Brand. The UGG brand is one of the most iconic and recognized footwear brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, apparel, and accessories with expanded product offerings that appeal to a growing global audience and a broad demographic.

We believe demand for UGG brand products will continue to be driven by the following:

•Successful acquisition of a diverse global consumer base, and in particular focusing on key markets, through strategic marketing activations and collaborations that resonate with a fashionable consumer.
•High consumer brand loyalty due to elevated brand experiences and consistent delivery of crafted; purposefully built and luxuriously comfortable footwear, apparel, and accessories.
•Diversification of our footwear product offerings, such as our spring and summer lines, as well as expanded category offerings for Men’s products such as the slip on shoe and sneaker category, and more iconic fashion product for our Classics line, including reimagining existing iconic styles into new categories.
•Thoughtful expansion of our apparel and accessories businesses.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Expanded marketing and strategic marketplace presence have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its ecosystem of access points. The HOKA brand’s product line includes running, trail, hiking, fitness and lifestyle footwear offerings, as well as select apparel and accessories.

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

Teva Brand. The Teva brand, born in the depths of the Grand Canyon, has long been a favored brand among outdoor adventurers across the globe. Today, building on its foundation as a leader in sport sandals and its authentic outdoor heritage, the Teva brand’s thoughtfully designed, and accessible products are built for a range of outdoor pursuits, connecting with a vibrant, diverse audience passionate about exploration. The Teva brand’s collection includes a variety of footwear options, from classic sandals and shoes to boots; all crafted for the demands of the outdoors.

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

Other Brands. Other brands consist primarily of the Koolaburra brand, as well as the AHNU brand we launched in March 2024. The Koolaburra brand is a casual footwear fashion line that uses plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear.

Direct-to-Consumer. Our DTC business encompasses all of our brands and is comprised of our Company-owned e-commerce websites and retail stores, which are intertwined and interdependent in an omni-channel marketplace as we believe many of our consumers interact with both before making purchasing decisions in store and online.

Our net sales related to the businesses and stores outlined below are recorded in our DTC reportable operating segment, except for net sales from our partner retail stores, which are recorded in our brands’ respective wholesale reportable operating segments.

E-Commerce Websites. Our global e-commerce operations provides us with an opportunity to directly engage and connect with our consumers and communicate a consistent message that promotes awareness of our brands’ promises and key initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2024, we operate Company-owned e-commerce websites in 56 different countries.

Retail Stores. Our global Company-owned mono-branded retail stores are predominantly UGG brand concept and outlet stores, as well as HOKA brand concept stores, which we continue to launch in strategic locations. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. As of March 31, 2024, we have a total of 164 global retail stores (including 26 HOKA brand retail stores), which includes 83 concept stores and 81 outlet stores. We will continue to evaluate our retail store fleet strategy in response to changes in brand strategy, consumer behavior, and retail store traffic patterns.

Flagship Stores. Global concept stores include nine flagship stores, which are primarily located in major tourist locations. These are premium mono-branded stores in key global markets designed to showcase UGG and HOKA brand products. Flagship stores provide broader product offerings and generate greater traffic that enhance our interaction with consumers and increase brand loyalty.

Shop-in-Shop (SIS) Stores. Included in the total count of global concept stores are 23 SIS stores that are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of store sales and for which we own the inventory.

Partner Retail Stores. Represent UGG and HOKA mono-branded stores which are wholly owned and operated by third parties and not included in the total count of our global Company-owned retail stores.

USE OF NON-GAAP FINANCIAL MEASURES

We disclose financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP); however, throughout this Annual Report we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of constant currency measures. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP.
We calculate our constant currency non-GAAP financial measures for current period financial information, such as total net sales using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the consolidated financial statements. We also report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current year accounting policies. The information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. Constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial or operating measures presented in accordance with US GAAP.

SEASONALITY

Our business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand’s year-round performance product offerings. Due to the magnitude of the UGG brand relative to our other brands, our aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded our aggregate net sales in the quarters ending March 31st and June 30th. However, as net sales of the HOKA brand continue to increase as a percentage of our aggregate net sales, we expect to continue to see the impact from seasonality decrease over time.

Refer to Note 15, “Quarterly Summary of Information (Unaudited),” of our consolidated financial statements in Part IV within this Annual Report for further information on our results of operations by quarterly period.

RESULTS OF OPERATIONS

Year Ended March 31, 2024, Compared to Year Ended March 31, 2023. Results of operations were as follows:

	Years Ended March 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$4,287,763	100.0%	$3,627,286	100.0%	$660,477	18.2%
Cost of sales	1,902,275	44.4	1,801,916	49.7	(100,359)	(5.6)
Gross profit	2,385,488	55.6	1,825,370	50.3	560,118	30.7
Selling, general, and administrative expenses	1,457,974	34.0	1,172,619	32.3	(285,355)	(24.3)
Income from operations	927,514	21.6	652,751	18.0	274,763	42.1
Total other income, net	(51,427)	(1.2)	(13,331)	(0.4)	38,096	285.8
Income before income taxes	978,941	22.8	666,082	18.4	312,859	47.0
Income tax expense	219,378	5.1	149,260	4.1	(70,118)	(47.0)
Net income	759,563	17.7	516,822	14.3	242,741	47.0
Total other comprehensive loss, net of tax	(11,698)	(0.3)	(14,080)	(0.4)	2,382	16.9
Comprehensive income	$747,865	17.4%	$502,742	13.9%	$245,123	48.8%

Net income per share
Basic	$29.36		$19.50		$9.86	50.6%
Diluted	$29.16		$19.37		$9.79	50.5%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$2,863,674	$2,451,497	$412,177	16.8%
International	1,424,089	1,175,789	248,300	21.1
Total	$4,287,763	$3,627,286	$660,477	18.2%

Net sales by brand and channel
UGG brand
Wholesale	$1,115,241	$1,004,356	$110,885	11.0%
Direct-to-Consumer	1,123,891	924,855	199,036	21.5
Total	2,239,132	1,929,211	309,921	16.1
HOKA brand
Wholesale	1,126,126	925,877	200,249	21.6
Direct-to-Consumer	680,614	487,039	193,575	39.7
Total	1,806,740	1,412,916	393,824	27.9
Teva brand
Wholesale	113,739	149,111	(35,372)	(23.7)
Direct-to-Consumer	34,780	33,950	830	2.4
Total	148,519	183,061	(34,542)	(18.9)

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	17,175	27,678	(10,503)	(37.9)
Direct-to-Consumer	8,274	10,288	(2,014)	(19.6)
Total	25,449	37,966	(12,517)	(33.0)
Other brands
Wholesale	60,026	53,653	6,373	11.9
Direct-to-Consumer	7,897	10,479	(2,582)	(24.6)
Total	67,923	64,132	3,791	5.9
Total	$4,287,763	$3,627,286	$660,477	18.2%

Total Wholesale	$2,432,307	$2,160,675	$271,632	12.6%
Total Direct-to-Consumer	1,855,456	1,466,611	388,845	26.5
Total	$4,287,763	$3,627,286	$660,477	18.2%

Total net sales increased primarily due to higher DTC and wholesale channel sales for the HOKA and UGG brands, partially offset by lower Teva brand and Sanuk brand wholesale channel sales.

On a constant currency basis, net sales increased by 17.9%, compared to the prior period. Further, we experienced an increase of 2.8% in the total volume of units sold to 65,300 from 63,500, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased primarily due to higher global net sales for the UGG and HOKA brands, driven primarily by consumer acquisition and retention online as we experienced increased demand for both brands, as well as the UGG brand net sales benefiting from a higher level of full-price selling and selective price increases on popular styles. Comparable DTC channel net sales for the 52 weeks ended March 31, 2024, increased by 25.4% compared to the prior period.

•Wholesale net sales of the HOKA brand increased domestically and in Asia driven by higher consumer demand across an assortment of performance products. These effects were partially offset by lower net sales in Europe, primarily due to the timing of certain distributor shipments.

•Wholesale net sales of the UGG brand increased globally resulting from strong brand heat and strong adoption of key product franchises driving a higher level of full-price selling and benefits from selective price increases on popular styles.

•Wholesale net sales of the Teva brand decreased globally primarily by lower demand in the value-oriented consumer channel for the sandal category, partially related to macroeconomic factors, as well as shipping timing differences, compared to the prior period.

•Wholesale net sales of the Sanuk brand decreased domestically driven primarily by lower consumer demand, partially related to macroeconomic factors, and elevated marketplace inventory levels.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 21.1% and represented 33.2% and 32.4% of total net sales for the years ended March 31, 2024, and 2023, respectively. These changes were primarily driven by higher net sales for the DTC and wholesale channels for the UGG and HOKA brands, partially offset by lower wholesale channel net sales for the Teva brand.

Gross Profit. Gross margin increased to 55.6% from 50.3%, compared to the prior period, primarily due to favorable full-price selling for the UGG brand, favorable changes in freight costs, favorable HOKA brand mix and UGG brand product mix shifts, including benefits from selective price increases, and favorable mix of sales into the DTC channel.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $107,500, primarily due to higher employee headcount and performance-based compensation.

•Increased variable advertising and promotion expenses of approximately $78,900, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $46,300, primarily due to higher rent and occupancy expenses and credit card fees.

•Increased other operating expenses of approximately $55,500, primarily due to higher infrastructure investments and related depreciation, including for IT expenses for programming and software costs, as well as higher travel costs, impairments, and contract and legal expenses.

Income from Operations. Income (loss) from operations by reportable operating segment were as follows:

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$349,509	$267,013	$82,496	30.9%
HOKA brand wholesale	376,286	285,257	91,029	31.9
Teva brand wholesale	18,685	32,595	(13,910)	(42.7)
Sanuk brand wholesale	(12,836)	2,891	(15,727)	(544.0)
Other brands wholesale	4,722	(1,678)	6,400	381.4
Direct-to-Consumer	748,656	508,948	239,708	47.1
Unallocated overhead costs	(557,508)	(442,275)	(115,233)	(26.1)
Total	$927,514	$652,751	$274,763	42.1%

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

•The increase in income from operations of HOKA brand wholesale was due to higher net sales at higher gross margins, slightly offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The decrease in income from operations of Teva brand wholesale was due to lower net sales at lower gross margins, as well as higher SG&A expenses as a percentage of net sales.

•The decrease in income from operations of Sanuk brand wholesale was due to lower net sales at lower gross margins, as well as higher SG&A expenses as a percentage of net sales, primarily due to the Sanuk brand definite-lived intangible asset impairment.

•The increase in unallocated overhead costs was due to higher payroll costs related to higher headcount and performance-based compensation, as well as higher IT programming and software costs, depreciation, legal, rent and occupancy, and warehouse expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2024	2023
Income tax expense	$219,378	$149,260
Effective income tax rate	22.4%	22.4%

Our effective income tax rate was flat compared to the prior period. The current year income tax rate is primarily driven by US domestic taxes resulting from an increase in US domestic pre-tax income, offset by the foreign rate differential. The prior year rate was primarily driven by the impact on the foreign rate differential of nonrecurring income tax benefits related to foreign tax-exempt income, offset by an increase in income tax expense for lower unrealized tax benefits related to foreign tax authority assessments.

For the years ended March 31, 2024, and 2023, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been provided, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries. Refer to the subsection titled “Repatriation of Cash” under the “Liquidity” section below for further information.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales, operating margins, and interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes in the net asset position against European foreign currency exchange rates.

LIQUIDITY

Our liquidity may be impacted by a number of factors, including our results of operations, the strength of our brands and market acceptance of our products, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivables in a timely manner and effectively manage our inventories, our ability to manage supply chain constraints, our ability to respond to macroeconomic, political and legislative developments, and various other risks and uncertainties described in Part I, Item 1A, “Risk Factors,” within this Annual Report. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or stock repurchase strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue, although we do not have any present commitments with respect to any such investments or acquisitions.

If there are unexpected material impacts on our business in future periods and we need to raise or conserve additional cash to fund our operations or pursue our business strategy, we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, factors such as changes in consumer preferences or tastes, prolonged or severe economic recession or inflationary pressure could adversely affect our business and liquidity.

Sources of Liquidity. We finance our working capital and operating requirements using a combination of cash and cash equivalents balances, including cash from our repatriation strategy, cash provided from ongoing operating activities and, to a lesser extent, available borrowing capacity under our revolving credit facilities. Refer to the “Cash Flows” section below for further discussion on cash flows from ongoing operating activities.

Cash and cash equivalents. As of March 31, 2024, our cash and cash equivalents are $1,502,051, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet the requirements of our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the year ended March 31, 2024, we repatriated $250,000 of cash and cash equivalents, compared to no cash and cash equivalents repatriated during the year ended March 31, 2023. As of March 31, 2024, and 2023, we have $263,820 and $299,114, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax, if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding our cash repatriation strategy.

Revolving Credit Facilities. Information about the revolving credit facilities available as of March 31, 2024, is as follows:

•Primary Credit Facility. We have a five-year unsecured revolving credit facility, which provides for borrowings up to $400,000, of which $399,046 remains available and contains a $25,000 sublimit for the issuance of letters of credit, of which $954 is outstanding (Primary Credit Facility).

•China Credit Facility. We have an uncommitted revolving line of credit of up to CNY300,000, or $41,522, with an overdraft facility sublimit of CNY100,000, or $13,841 (China Credit Facility). As of March 31, 2024, there is no outstanding balance, available borrowings are $41,494, and outstanding bank guarantees are $28 under the China Credit Facility.

•Debt Covenants. As of March 31, 2024, we are in compliance with all financial covenants under our Primary Credit Facility and China Credit Facility.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on terms of our revolving credit facilities.

Material Cash Requirements. Our material cash requirements include uses for working capital, payments to fulfill contractual obligations, capital expenditures, and stock repurchases. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout our fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

Contractual Obligations. The following table summarizes our significant contractual obligations as of March 31, 2024, in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$303,914	$59,556	$108,904	$71,318	$64,136
Purchase obligations for product (2)	868,282	868,282	—	—	—
Purchase obligations for commodities (3)	119,332	56,384	62,948	—	—
Other purchase obligations (4)	222,412	106,163	106,248	10,001	—
Net unrecognized tax benefits (5)	24,460	3,158	21,302	—	—
Total	$1,538,400	$1,093,543	$299,402	$81,319	$64,136

(1) Our operating lease commitments consist primarily of building leases for our retail locations, warehouse and DCs, and regional offices, and include the undiscounted cash lease payments owed under the terms of the lease agreements. In addition to the above operating lease commitments outstanding and excluded from operating lease liabilities recorded in our consolidated financial statements as of March 31, 2024, there is an aggregate of $12,696 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced, primarily for the expansion of an existing office that we expect will open in the fourth quarter of our next fiscal year.

(2) Our purchase obligations for product consist mostly of open purchase orders that we expect to fulfill in the ordinary course of business. Outstanding purchase orders are primarily issued to our independent manufacturers and are expected to be paid in less than a year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment commitments based on information currently available.

(3) Our purchase obligations for commodities include sheepskin, UGGplush, and sugarcane-derived EVA, and represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments (collectively, commodity contracts). We expect purchases under commodity contracts in the ordinary course of business will eventually exceed the minimum commitment levels. There are $16,243 of deposits included in the amount above that have not been fully consumed as of March 31, 2024, which are recorded in other assets in the consolidated balance sheets. This amount reflects remaining minimum commitments we expect will be consumed in future periods in the ordinary course of business, and any remaining deposits are expected to become fully refundable or to be reflected as a credit against purchases.

(4) Our other purchase obligations consist of non-cancellable minimum commitments for 3PL provider arrangements, sales management services, supply chain services, IT services, promotional expenses, and other commitments under service contracts. These amounts exclude capital expenditures expected to be made in the next fiscal year, which are further discussed below.

(5) Net unrecognized tax benefits are gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2024, the timing of future cash outflows is highly uncertain related to expirations of statute of limitations of $19,885 and, since we are unable to make a reasonable estimate of the period of cash settlement, it is excluded from the table above. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, and other contractual obligations and commitments.

Capital Expenditures. We estimate capital expenditures that will be made before the end of our next fiscal year will range from approximately $115,000 to $125,000. We anticipate these expenditures will primarily relate to the upgrades to our existing warehouse and DCs, opening HOKA brand retail stores and refreshing our retail store fleet, IT infrastructure and system improvements, and upgrades to our existing office facilities. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility and retail store openings, as well as unforeseen needs to replace or refresh existing assets.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy, and consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of March 31, 2024, the aggregate remaining approved amount under our stock repurchase program is $941,704. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Refer to Note 10, “Stockholders’ Equity,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding our stock repurchase program and capital allocation strategy.

CASH FLOWS

The following table summarizes the major components of our consolidated statements of cash flows for the periods presented:

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$1,033,184	$537,422	$495,762	92.2%
Net cash used in investing activities	(89,331)	(81,013)	(8,318)	(10.3)
Net cash used in financing activities	(417,675)	(309,031)	(108,644)	(35.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,922)	(9,110)	3,188	35.0
Net change in cash and cash equivalents	$520,256	$138,268	$381,988	276.3%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in working capital. The increase in net cash provided by operating activities during the year ended March 31, 2024, compared to the prior period, was due to $273,654 of favorable net income after non-cash adjustments and $222,108 of favorable changes in operating assets and liabilities. The favorable changes in operating assets and liabilities were primarily due to timing of receipt of goods and services and payments on trade accounts payable, as well as more tightly managed brand inventories and higher sell-through of products, partially offset by unfavorable changes in income tax receivables.

Investing Activities. The increase in net cash used in investing activities during the year ended March 31, 2024, compared to the prior period, was primarily due to higher capital expenditures for refreshes of existing and new retail stores and leasehold improvements for our warehouses and DCs, partially offset by reductions in IT infrastructure and other technology costs.

Financing Activities. The increase in net cash used in financing activities during the year ended March 31, 2024, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that we believe to be reasonable, but actual results could differ materially from these estimates. In addition, management has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in consumer discretionary spending, and recessionary concerns, on our business and operations. Although the full impact of these factors is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity.

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

Accounts Receivable Allowances. The following table summarizes critical accounting estimates for accounts receivable allowances and reserves:

	As of March 31,
	2024		2023
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$323,896	100.0%	$334,015	100.0%
Allowance for doubtful accounts	(9,109)	(2.8)	(10,576)	(3.2)
Allowance for sales discounts	(3,840)	(1.2)	(5,656)	(1.7)
Allowance for chargebacks	(14,382)	(4.4)	(16,272)	(4.8)
Trade accounts receivable, net	$296,565	91.6%	$301,511	90.3%

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
Sales Return Liability. The following tables summarize estimates for our sales return liability as a percentage of the most recent quarterly net sales by channel:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales
Wholesale	$544,551	56.7%	$448,425	56.7%
Direct-to-Consumer	415,207	43.3	343,146	43.3
Total	$959,758	100.0%	$791,571	100.0%

	As of March 31,
	2024		2023
	Amount	% of Net Sales	Amount	% of Net Sales
Sales Return Liability
Wholesale	$(37,458)	(6.9)%	$(33,764)	(7.5)%
Direct-to-Consumer	(17,869)	(4.3)	(11,558)	(3.4)
Total	$(55,327)	(5.8)%	$(45,322)	(5.7)%

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

Inventories. The following tables summarize estimates for our inventories:

	As of March 31,
	2024		2023
	Amount	% of Gross Inventory	Amount	% of Gross Inventory
Gross Inventories	$518,585	100.0%	$566,778	100.0%
Write-down of inventories	(44,274)	(8.5)	(33,926)	(6.0)
Inventories	$474,311	91.5%	$532,852	94.0%

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

We discount unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, our incremental borrowing rate (IBR). We cannot determine the interest rate implicit in the lease because we do not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we derive a discount rate at the lease commencement date by utilizing our IBR, which is based on what we would have to pay on a collateralized basis to borrow an amount equal to our lease payments under similar terms. Because we do not currently borrow on a collateralized basis under our revolving credit facilities, we use the interest rate we pay on our non-collateralized borrowings under our Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Refer to Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information, including more details of our accounting policy elections and disclosures and remaining minimum operating lease commitments.

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

During the fourth fiscal quarter for the year ended March 31, 2024, we recorded an impairment loss of $8,164 in SG&A expenses in the consolidated statements of comprehensive income for the Sanuk brand definite-lived trademark, driven by lower-than-expected results of operations for the wholesale channel that resulted in the carrying value exceeding the estimated fair value, which was determined based on an estimate of the future discounted cash flows. We did not identify any definite-lived intangible asset triggering events during the year ended March 31, 2023.

During the years ended March 31, 2024, and 2023, we recorded impairment charges of $1,015 and $2,817, respectively, within our DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income for retail store-related operating lease and other long-lived assets. These impairment charges were due to the underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value, which is determined based on an estimate of future discounted cash flows.

Refer to Note 1, “General,” and Note 3, “Goodwill and Other Intangible Assets,” of our consolidated financial statements in Part IV within this Annual Report for further information on our definite-lived intangible and other long-lived assets, including our accounting policies and carrying values.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are subject to a variety of risks, including risks associated with commodity pricing, foreign currency exchange rates and, to a lesser extent, interest rates. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion of risks to our business and results of operations.

COMMODITY PRICE RISK

We are exposed to commodity price fluctuations from the cost of raw materials used in our manufacturing process that includes sheepskin, UGGplush, and sugarcane-derived EVA (collectively, commodities).

To manage price volatility and ensure availability for our commodities, we typically enter into fixed purchasing contracts with designated suppliers of sheepskin and sugarcane-derived EVA, as well as other pricing agreements for UGGplush. Our fixed pricing agreements are non-cancellable and may be subject to fees, including certain sheepskin purchasing contracts requiring deposits when minimum volumes are not fully consumed. In the event of significant price increases for our commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our profitability. We continue to evaluate our firm pricing agreement strategy for our commodities, including other preferred materials.

Refer to the subsection titled “Contractual Obligations” under section “Liquidity” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase obligations for commodities.

FOREIGN CURRENCY EXCHANGE RATE RISK

Although most of our sales and inventory purchases are denominated in US dollars, our global operations in the international markets where our products are sold and manufactured expose us to risk of foreign currency exchange rate fluctuations between the US dollar and primarily the currencies of Europe, Asia, Canada, and Latin America.
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

Foreign currency exchange rate fluctuations affect our results of operations and can make comparisons from year to year more difficult. Foreign currency exchange rate fluctuations had a net positive impact on our results of operations for the year ended March 31, 2024, when compared to the year ended March 31, 2023.

As there are no outstanding balances for our derivative instruments as of March 31, 2024, a hypothetical 10.0% change in foreign currency exchange rates would result in an immaterial aggregate change to our consolidated statements of comprehensive income during the year ended March 31, 2024. As of March 31, 2024, there are no known factors that we would expect to result in a material change in the general nature of our foreign currency exchange rate risk exposure.

Refer to Note 1, “General,” and Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our use of derivative contracts and related accounting policies.

INTEREST RATE RISK

Our exposure to market risk for interest rates relates to our cash and cash equivalents, including cash from highly rated money market funds, and our revolving credit facilities.

Cash and cash equivalents held by us are affected by variable, short-term interest rates. Using our average invested cash equivalents balance as of March 31, 2024, the hypothetical effect of a 100 basis point change in short-term interest rates would be impactful to the interest income recorded in our consolidated statements of comprehensive income, along with our operating cash flows, but would not impact the fair market value of the related underlying instruments. However, the impact on interest income would not be material to our results of operations. Refer to Note 1, “General,” and Note 4, “Fair Value Measurements,” of our consolidated financial statements in Part IV within this Annual Report for further information on our cash and cash equivalents.

Our revolving credit facilities bear interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing debt. As there were no outstanding balances under our revolving credit facilities as of March 31, 2024, the hypothetical effect of a 100 basis point change in interest rates for borrowings made under our revolving credit facilities would have resulted in no change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2024. Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities and types of interest rates.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2024.

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

As of March 31, 2024, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

DIRECTOR AND OFFICER TRADING PLANS AND ARRANGEMENTS

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement as defined under Item 408(a) of Regulation S-K. Set forth below is a summary of the adoption, modification, and termination activity of our directors and officers in respect of their Rule 10b5-1 trading plans during the three months ended March 31, 2024:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Stefano Caroti, Chief Commercial Officer	March 7, 2024	*	August 31, 2024	10,000
Steven Fasching, Chief Financial Officer	November 6, 2023	February 9, 2024 (1)	May 31, 2024	5,000

(1) This trading plan was terminated automatically prior to the contract end date upon the sale of all shares covered by the plan.

*Not applicable.

During the three months ended March 31, 2024, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or officers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2024 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2024, pursuant to Regulation 14A under the Exchange Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through June 5, 2018 (Exhibit 3.1 to the Registrant’s Form 8-K filed on June 5, 2018, and incorporated by reference herein)
4.1	Description of the Capital Stock of Deckers Outdoor Corporation (Exhibit 4.1 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

Exhibit Number	Description of Exhibit
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

†10.3
First Amendment to Standard Industrial Lease (Net), dated June 6, 2017, by and between Moreno Knox, LLC, and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

10.4
Second Amendment to Standard Industrial Lease (Net), dated July 17, 2017, by and between Moreno Knox, LLC, and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.7 to the Registrant’s Form 10-K filed on May 30, 2018, and incorporated by reference herein)

†10.5
Standard Industrial Lease (Net), dated February 10, 2021, by and between Westpoint Building II, LLC and Deckers Outdoor Corporation for distribution center at 2633 Westpoint Blvd., Mooresville, IN 46158 (Exhibit 10.4 to the Registrant’s Form 10-K filed on May 28, 2021, and incorporated by reference herein)

†10.6
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

#10.13	Deckers Outdoor Corporation Management Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2015, and incorporated by reference herein)
#10.14	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.15	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.16	Form of Performance Stock Option Agreement under 2015 Stock Incentive Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2016, and incorporated by reference herein)
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

Exhibit Number	Description of Exhibit
†#10.19
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2022 LTIP Financial Performance Award (Exhibit 10.28 to the Registrant’s Form 10-K filed on May 27, 2022, and incorporated by reference herein)

#10.20
Form of Stock Unit Award Agreement (2023 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.26 to the Registrant’s Form 10-K filed on May 26, 2023, and incorporated by reference herein)

†#10.21
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2023 LTIP Financial Performance Award (Exhibit 10.27 to the Registrant’s Form 10-K filed on May 26, 2023, and incorporated by reference herein)

†#10.22
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2023 LTIP Financial Performance Award, 2-year term (Exhibit 10.28 to the Registrant’s Form 10-K filed on May 26, 2023, and incorporated by reference herein)

*#10.23	Form of Stock Unit Award Agreement (2024 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan
†*#10.24	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2024 LTIP Financial Performance Award
*19.1	Insider Trading Policy
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*97.1	Clawback and Forfeiture Policy
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVE POWERS	Chief Executive Officer, President, and Director (Principal Executive Officer)	May 24, 2024
Dave Powers

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2024
Steven J. Fasching

/s/ MICHAEL F. DEVINE, III	Chair of the Board	May 24, 2024
Michael F. Devine, III

/s/ DAVID A. BURWICK	Director	May 24, 2024
David A. Burwick

/s/ NELSON C. CHAN	Director	May 24, 2024
Nelson C. Chan

/s/ CYNTHIA (CINDY) L. DAVIS	Director	May 24, 2024
Cynthia (Cindy) L. Davis

/s/ JUAN R. FIGUEREO	Director	May 24, 2024
Juan R. Figuereo

/s/ MAHA S. IBRAHIM	Director	May 24, 2024
Maha S. Ibrahim

/s/ VICTOR LUIS	Director	May 24, 2024
Victor Luis

/s/ LAURI M. SHANAHAN	Director	May 24, 2024
Lauri M. Shanahan

/s/ BONITA C. STEWART	Director	May 24, 2024
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2024, and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 24, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales return liability as of March 31, 2024, of $55,327, of which $37,458 is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.
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

Report of Independent Registered Public Accounting Firm

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
May 24, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 24, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
May 24, 2024

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,502,051	$981,795
Trade accounts receivable, net of allowances ($27,331 and $32,504 as of March 31, 2024, and March 31, 2023, respectively) (Note 2 and Schedule II)	296,565	301,511
Inventories	474,311	532,852
Prepaid expenses	34,284	33,788
Other current assets	92,713	55,523
Income tax receivable	43,559	4,784
Total current assets	2,443,483	1,910,253
Property and equipment, net of accumulated depreciation ($349,138 and $317,508 as of March 31, 2024, and March 31, 2023, respectively) (Note 1 and Note 13)	302,122	266,679
Operating lease assets	225,669	213,302
Goodwill (Note 3)	13,990	13,990
Other intangible assets, net of accumulated amortization ($91,314 and $81,033 as of March 31, 2024, and March 31, 2023, respectively) (Note 3)	27,083	37,457
Deferred tax assets, net (Note 5)	72,584	72,592
Other assets	50,648	41,930
Total assets	$3,135,579	$2,556,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$378,503	$265,605
Accrued payroll	123,653	63,781
Operating lease liabilities (Note 7)	53,581	50,765
Other accrued expenses	106,785	86,753
Income tax payable	52,338	17,322
Value added tax payable	5,133	13,154
Total current liabilities	719,993	497,380
Long-term operating lease liabilities (Note 7)	213,298	195,723
Income tax liability	52,470	62,032
Other long-term liabilities	42,350	35,335
Total long-term liabilities	308,118	293,090
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 25,593 and 26,176 as of March 31, 2024, and March 31, 2023, respectively)	255	262
Additional paid-in capital	245,149	232,932
Retained earnings	1,912,797	1,571,574
Accumulated other comprehensive loss (Note 10)	(50,733)	(39,035)
Total stockholders’ equity	2,107,468	1,765,733
Total liabilities and stockholders’ equity	$3,135,579	$2,556,203
See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2024	2023	2022
Net sales (Note 12 and Note 13)	$4,287,763	$3,627,286	$3,150,339
Cost of sales	1,902,275	1,801,916	1,542,788
Gross profit	2,385,488	1,825,370	1,607,551
Selling, general, and administrative expenses	1,457,974	1,172,619	1,042,844
Income from operations (Note 12)	927,514	652,751	564,707
Interest income	(52,208)	(15,563)	(1,901)
Interest expense	2,564	3,442	2,083
Other income, net	(1,783)	(1,210)	(113)
Total other (income) expense, net	(51,427)	(13,331)	69
Income before income taxes	978,941	666,082	564,638
Income tax expense (Note 5)	219,378	149,260	112,689
Net income	759,563	516,822	451,949
Foreign currency translation loss	(11,698)	(14,080)	(8,212)
Total other comprehensive loss, net of tax	(11,698)	(14,080)	(8,212)
Comprehensive income	$747,865	$502,742	$443,737
Net income per share
Basic	$29.36	$19.50	$16.43
Diluted	$29.16	$19.37	$16.26
Weighted-average common shares outstanding (Note 11)
Basic	25,871	26,504	27,508
Diluted	26,048	26,686	27,789

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	27,910	$279	$203,310	$1,257,379	$(16,743)	$1,444,225
Stock-based compensation	4	—	26,780	—	—	26,780
Shares issued upon vesting	83	1	1,990	—	—	1,991
Exercise of stock options	29	—	1,204	—	—	1,204
Shares withheld for taxes	—	—	(22,459)	—	—	(22,459)
Repurchases of common stock (Note 10)	(1,044)	(10)	—	(356,643)	—	(356,653)
Net income	—	—	—	451,949	—	451,949
Total other comprehensive loss	—	—	—	—	(8,212)	(8,212)
Balance, March 31, 2022	26,982	270	210,825	1,352,685	(24,955)	1,538,825
Stock-based compensation	5	—	26,858	—	—	26,858
Shares issued upon vesting	53	—	2,170	—	—	2,170
Exercise of stock options	64	—	4,396	—	—	4,396
Shares withheld for taxes	—	—	(11,317)	—	—	(11,317)
Repurchases of common stock (Note 10)	(928)	(8)	—	(297,364)	—	(297,372)
Excise taxes related to repurchases of common stock	—	—	—	(569)	—	(569)
Net income	—	—	—	516,822	—	516,822
Total other comprehensive loss	—	—	—	—	(14,080)	(14,080)
Balance, March 31, 2023	26,176	262	232,932	1,571,574	(39,035)	1,765,733
Stock-based compensation	2	—	37,248	—	—	37,248
Shares issued upon vesting	59	—	2,444	—	—	2,444
Exercise of stock options	71	—	4,786	—	—	4,786
Shares withheld for taxes	—	—	(32,261)	—	—	(32,261)
Repurchases of common stock (Note 10)	(715)	(7)	—	(414,924)	—	(414,931)
Excise taxes related to repurchases of common stock	—	—	—	(3,416)	—	(3,416)
Net income	—	—	—	759,563	—	759,563
Total other comprehensive loss	—	—	—	—	(11,698)	(11,698)
Balance, March 31, 2024	25,593	$255	$245,149	$1,912,797	$(50,733)	$2,107,468

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$759,563	$516,822	$451,949
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	57,587	47,858	42,878
Amortization on cloud computing arrangements	2,075	2,149	1,552
Loss on extinguishment of debt	—	226	—
Bad debt expense (benefit)	789	1,983	(342)
Deferred tax benefit	(1,510)	(9,719)	(27,796)
Stock-based compensation	37,288	26,897	26,816
Loss on disposal of long-lived assets	407	2,691	107
Impairment of intangible assets	8,164	—	—
Impairment of operating lease and other long-lived assets	1,015	2,817	3,186
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,157	(806)	(86,627)
Inventories	58,541	(26,056)	(228,554)
Prepaid expenses and other current assets	(38,490)	(5,609)	(19,095)
Income tax receivable	(38,775)	13,459	(11,933)
Net operating lease assets and lease liabilities	(567)	(8,308)	3,189
Other assets	(9,989)	13,240	(28,296)
Trade accounts payable	119,601	(74,247)	89,184
Other accrued expenses	43,534	11,528	(20,370)
Income tax payable	35,016	4,897	(24,494)
Other long-term liabilities	(5,222)	17,600	999
Net cash provided by operating activities	1,033,184	537,422	172,353
INVESTING ACTIVITIES
Purchases of property and equipment	(89,365)	(81,025)	(51,017)
Proceeds from sales of property and equipment	34	12	8
Net cash used in investing activities	(89,331)	(81,013)	(51,009)
FINANCING ACTIVITIES
Loan origination costs on revolving credit facilities	—	(1,537)	—
Proceeds from issuance of stock	2,444	2,170	1,991
Proceeds from exercise of stock options	4,786	4,396	1,204
Repurchases of common stock	(414,931)	(297,372)	(356,653)
Cash paid for shares withheld for taxes	(9,974)	(16,688)	(14,024)
Net cash used in financing activities	(417,675)	(309,031)	(367,482)
Effect of foreign currency exchange rates on cash and cash equivalents	(5,922)	(9,110)	304
Net change in cash and cash equivalents	520,256	138,268	(245,834)
Cash and cash equivalents at beginning of period	981,795	843,527	1,089,361
Cash and cash equivalents at end of period	$1,502,051	$981,795	$843,527

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$234,062	$135,986	$192,090
Interest	1,783	1,880	1,842
Operating leases	65,672	60,353	55,588
Non-cash investing activities
Changes in accounts payable and other accrued expenses for purchases of property and equipment	(6,705)	5,325	2,797
Accrued for asset retirement obligation assets related to leasehold improvements	2,278	8,203	3,900
Leasehold improvements acquired through tenant allowances	8,127	—	4,061
Non-cash financing activities
Accrued for shares withheld for taxes	22,287	5,371	8,435
Accrued excise taxes related to repurchases of common stock	3,416	569	—

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s six proprietary brands include the UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra by UGG® brand (Koolaburra), and AHNU® (AHNU) brands.
The Company sells its products through quality domestic and international retailers, international distributors, and directly to its global consumers through its Direct-to-Consumer (DTC) business, which is comprised of its-e‑commerce business and retail stores. Independent third-party contractors manufacture all of the Company’s products.

A significant part of the UGG brand’s business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand, which generally occur more evenly throughout the year, continue to increase as a percentage of the Company’s aggregate net sales, the Company expects to continue to see the impact from seasonality decrease over time.

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2024, and 2023 and for the years ended March 31, 2024, 2023, and 2022 (referred to herein as “year ended” or “years ended,” or as “fiscal year 2024,” “fiscal year 2023,” and “fiscal year 2022,” respectively) are prepared in accordance with generally accepted accounting principles in the United States (US GAAP).

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company’s consolidated financial statements may be materially affected.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Foreign Currency Translation. The Company considers the United States (US) dollar as its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than its functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI) in the consolidated statements of comprehensive income.

Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily consisting of the Koolaburra brand, as well as the recently launched AHNU brand in March 2024), as well as DTC (collectively, the Company’s reportable operating segments). Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

During October 2023, the Company announced that it intends to divest the Sanuk brand as it focuses on allocating resources that best align with its long-term objectives. Refer to Note 3, “Goodwill and Other Intangible Assets,” for discussion on the Sanuk brand definite-lived intangible asset impairment charge recorded during the year ended March 31, 2024.

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
ASU 2022-04 - Supplier Finance Program (SFP)
The ASU requires that a buyer in a SFP disclose qualitative and quantitative information about its program on an interim basis, including the nature of the SFP and key terms, outstanding amounts as of the end of the reporting period, and presentation in its financial statements.

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

This ASU did not have a material impact on the recognition, measurement, or presentation of supplier finance programs in the Company’s annual and interim consolidated financial statements. However, it did result in additional disclosure.

The Company retrospectively adopted this ASU beginning on April 1, 2023, except for the roll forward requirements. Refer to Note 14, “Supplier Finance Program,” for further information on the Company’s SFP. key terms and outstanding balances recorded in the consolidated balance sheets.

The Company plans to adopt the annual roll forward requirement beginning with its fiscal year (FY) ending March 31, 2025, and does not expect the adoption to have a material impact on its annual and interim consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
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
		Q4 FY 2025 and Q1 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its annual and interim consolidated financial statements.
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

Summary of Significant Accounting Policies. The following is a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and all highly liquid investments, such as money-market funds, with an original maturity of three months or less. The carrying value of money-market funds approximates the fair value as it is considered a highly liquid investment when purchased. Money-market funds are recorded in cash and cash equivalents in the consolidated balance sheets. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of money-market funds. Refer to Note 13, “Concentration of Business,” for further information on credit risks in cash.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
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

As of March 31, 2024, net capitalized costs for CCAs are $4,537, with $1,534 recorded in prepaid expenses and $3,003 recorded in other assets in the consolidated balance sheets. As of March 31, 2023, net capitalized costs for CCAs are $5,161, with $1,880 recorded in prepaid expenses and $3,281 recorded in other assets in the consolidated balance sheets.

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

Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful life (years)	2024	2023
Land	Indefinite	$32,864	$32,864
Building	39.5	40,058	36,191
Machinery and equipment	1-10	263,200	187,754
Furniture and fixtures	3-7	41,336	39,538
Computer software	3-10	130,688	115,349
Leasehold improvements	1-11	128,356	118,351
Construction in progress		14,758	54,140
Gross property and equipment		651,260	584,187
Less accumulated depreciation and amortization		(349,138)	(317,508)
Total		$302,122	$266,679

Depreciation was $54,958, $45,117, and $40,303 during the years ended March 31, 2024, 2023, and 2022, respectively.

Operating Lease Assets and Lease Liabilities. The Company determines if an arrangement contains a lease at inception of a contract. The Company recognizes operating lease assets and lease liabilities in the consolidated balance sheets on the lease commencement date, based on the present value of the outstanding lease payments over the reasonably certain lease term. The lease term includes the non-cancelable period at the lease commencement date, plus any additional period covered by the Company’s option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) a lease that is controlled by the lessor.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Operating lease assets are initially measured at cost, which comprises the initial amount of the associated lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances. Operating lease assets are subsequently measured throughout the lease term at the carrying amount of the associated lease liabilities, plus initial direct costs, plus or minus any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Operating lease assets and lease liabilities are presented separately in the consolidated balance sheets on a discounted basis. The current portion of operating lease liabilities is presented within current liabilities, while the long-term portion is presented separately as long-term operating lease liabilities. Refer to Note 7, “Commitments and Contingencies,” for further information on the discount rate methodology used to measure operating lease assets and lease liabilities.

Rent expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in SG&A expenses in the consolidated statements of comprehensive income. Lease payments recorded in the operating lease liabilities (1) are fixed payments, including in-substance fixed payments and fixed rate increases, owed over the lease term and (2) exclude any lease prepayments as of the periods presented. Refer to Note 7, “Commitments and Contingencies,” for further information on the nature of variable lease payments and the timing of recognition of rent expense.

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
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
The Company’s asset retirement obligations (AROs) are recorded in other long-term liabilities in the consolidated balance sheets and activity was as follows:

	Years Ended March 31,
	2024	2023
Beginning balance	$24,556	$16,802
Additions and changes in estimate	2,730	9,724
Liabilities settled during the period	(1,724)	(2,284)
Accretion expenses	421	513
Foreign currency translation gains	(297)	(199)
Ending balance	$25,686	$24,556

Goodwill and Indefinite-Lived Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and consists of the UGG brand and HOKA brand goodwill balances. Indefinite-lived intangible assets consist of the Teva brand trademark.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
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

Recoverability of definite-lived intangible and other long-lived assets is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset group, which is based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of the long-lived assets in the asset group based on its fair value limitation and is allocated to individual assets in the asset group, unless doing so would reduce the carrying amount of a long-lived asset in the asset group to an amount less than zero. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 3, “Goodwill and Other Intangible Assets,” for discussion on the Sanuk brand impairment charge recorded during the year ended March 31, 2024, and for further information on remaining amortization expense for definite-lived intangible assets.

During the years ended March 31, 2024, 2023, and 2022, the Company recorded impairment charges of $1,015, $2,817, and $3,186, respectively, within its DTC reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income for retail store-related operating lease and other long-lived assets. These impairment charges were due to the underperformance of certain retail stores that resulted in the carrying value exceeding the estimated fair value, which is determined based on an estimate of the future discounted cash flows. Refer to Note 7, “Commitments and Contingencies,” for further information on the Company’s operating lease assets and liabilities.

Derivative Instruments and Hedging Activities. The Company may use derivative instruments to partially offset its business exposure to foreign currency risk on expected cash flows and certain existing assets and liabilities, primarily intercompany balances. To reduce the volatility in earnings from fluctuations in foreign currency exchange rates, the Company may hedge a portion of forecasted sales denominated in foreign currencies. The Company enters into foreign currency forward or option contracts (derivative contracts), generally with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company may also enter into derivative contracts that are not designated as cash flow hedges (Non-Designated Derivative Contracts), to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment. The Company does not use derivative contracts for trading purposes.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs, consisting of forward spot rates at the end of the applicable periods from counterparties, which are corroborated by market-based pricing, and are recorded in other current assets or other accrued expenses in the consolidated balance sheets. The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets and are reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts.

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

Stock Repurchase Program. Repurchased shares of the Company’s common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value as well as the portion due for excise taxes, is allocated to retained earnings in the consolidated balance sheets. Refer to Note 10, “Stockholders’ Equity,” for further information on the Company’s stock repurchase program.

Revenue Recognition. Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of and obtain substantially all the remaining benefits from the goods transferred. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less known actual amounts or estimates of variable consideration. The Company recognizes revenue and measures the transaction price net of taxes, including sales taxes, use taxes, value-added taxes, and some types of excise taxes, collected from customers and remitted to governmental authorities. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in SG&A expenses in the consolidated statements of comprehensive income. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days.

Wholesale and international distributor revenue are recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and e-commerce revenue transactions are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service, and, for certain wholesale and all e-commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment. Refer to Note 2, “Revenue Recognition,” for further information regarding the Company’s components of variable consideration.

Cost of Sales. Cost of sales for the Company’s goods are for finished goods and related overhead. Finished goods includes material costs, including commodities, for our products, allocation of initial molds, and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales when the product is sold in the consolidated statements of comprehensive income. Overhead includes certain costs for planning, purchasing, quality control, freight, and duties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

Distribution Costs. Distribution expenses include costs for warehousing, third-party logistic provider service fees, receiving, inspecting, allocating, and packaging product, which are expensed as incurred. Such costs amounted to $238,312, $206,191, and $172,385 for the years ended March 31, 2024, 2023, and 2022, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Research and Development Costs. All research and development costs are expensed as incurred. Such costs amounted to $49,171, $38,657, and $33,344 for the years ended March 31, 2024, 2023, and 2022, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income.

Advertising, Marketing, and Promotion Expenses. Advertising, marketing, and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs, and amounted to $348,852, $271,140, and $255,881 for the years ended March 31, 2024, 2023 and 2022, respectively, which are recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2024, and 2023 are $1,130 and $4,930, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is expensed to the consolidated statements of comprehensive income ratably over the vesting period. Determining the fair value and related expense of stock-based compensation requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards’ performance criteria, as well as the Company’s reliance on the closing price of its stock on the New York Stock Exchange at or near the time of grant. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock-based compensation expense and the Company’s results of operations could be materially impacted. Stock-based compensation expense, net of forfeitures, is recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 8, “Stock-Based Compensation,” for further information on grant activity, types of awards, and additional disclosure related to stock-based compensation.

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $5,129, $4,433, and $3,953 during the years ended March 31, 2024, 2023, and 2022, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, there were no Company profit-sharing contributions for the years ended March 31, 2024, 2023, and 2022.

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

As of March 31, 2024, and 2023, no material payments are made or pending under the plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. A rabbi trust was established as a reserve for benefits payable under this plan, with the assets invested in Company-owned life insurance policies. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

Self-Insurance. The Company is self-insured for a significant portion of its employee medical, including pharmacy, and dental liability exposures. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in accrued payroll in the consolidated balance sheets. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

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

Comprehensive Income. Comprehensive income or loss is the total of net earnings and all other non-owner changes in equity. Comprehensive income or loss includes net income or loss, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges. Refer to Note 10, “Stockholders’ Equity,” for further information on components of OCI.

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
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 2. REVENUE RECOGNITION

Disaggregated Revenue. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.

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

The following table summarizes changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2022	$11,491	$(39,867)
Net additions to sales return liability (1)	67,249	(229,864)
Actual returns	(63,055)	224,409
Balance, March 31, 2023	15,685	(45,322)
Net additions to sales return liability (1)	60,789	(276,086)
Actual returns	(62,608)	266,081
Balance, March 31, 2024	$13,866	$(55,327)

(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

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

Loyalty Programs. The Company has a loyalty program for the UGG brand in its DTC channel where consumers can earn rewards from qualifying purchases or activities. The Company defers recognition of revenue for unredeemed awards until one of the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption and expiration patterns. The Company’s contract liability for loyalty programs is recorded in other accrued expenses in the consolidated balance sheets. Activity related to loyalty programs was as follows:

	Years Ended March 31,
	2024	2023
Beginning balance	$(13,144)	$(10,883)
Redemptions and expirations for loyalty certificates and points recognized in net sales	52,884	49,123
Deferred revenue for loyalty points and certificates issued	(57,326)	(51,384)
Ending balance	$(17,586)	$(13,144)

Deferred Revenue. Revenue is deferred for wholesale channel transactions when certain conditions outlined within the contract terms, including the transfer of control or delivery of product, has not occurred, such as when a wholesale channel customer prepays for ordered product. The contract liability for deferred revenue is recorded in other accrued expenses in the consolidated balance sheets. Activity related to deferred revenue was as follows:

	Years Ended March 31,
	2024	2023
Beginning balance	$(13,448)	$(15,804)
Additions of customer cash payments	(61,844)	(53,797)
Revenue recognized	65,701	56,153
Ending balance	$(9,591)	$(13,448)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets are recorded in the consolidated balance sheets as follows:

	As of March 31,
	2024	2023
Goodwill
UGG brand	$6,101	$6,101
HOKA brand	7,889	7,889
Total goodwill	13,990	13,990
Other intangible assets
Indefinite-lived intangible assets
Trademarks	15,454	15,454

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

	As of March 31,
	2024	2023
Definite-lived intangible assets
Trademarks	51,723	51,723
Other	51,220	51,313
Total gross carrying amount	102,943	103,036
Accumulated amortization and impairments	(91,314)	(81,033)
Net definite-lived intangible assets	11,629	22,003
Total other intangible assets, net	27,083	37,457
Total	$41,073	$51,447

The weighted-average amortization period for definite-lived intangible assets was 15 years for the years ended March 31, 2024, and 2023. Intangible assets consist primarily of indefinite-lived and definite-lived trademarks, customer relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Goodwill is allocated to the wholesale reportable operating segments of the brands described above.
Annual Impairment Assessment. During the years ended March 31, 2024, 2023, and 2022, the Company evaluated goodwill for impairment at the reporting unit level for the UGG and HOKA brands wholesale reportable operating segments as of December 31st and evaluated the Teva indefinite-lived trademarks as of October 31st. Based on the evaluation of qualitative and quantitative factors, including the asset carrying amounts recorded in the consolidated balance sheets against each of the brands’ actual results of operations and long-term forecasts of net sales and operating income, no impairment loss was recorded for goodwill and indefinite-lived intangible assets. As of March 31, 2024, and 2023, the gross carrying amount of goodwill is $143,765 and the accumulated impairment losses are $129,775.

During the fourth fiscal quarter for the year ended March 31, 2024, the Company recorded an impairment loss of $8,164 in SG&A expenses in the consolidated statements of comprehensive income for the Sanuk brand definite-lived trademark, driven by lower-than-expected results of operations for the wholesale channel that resulted in the carrying value exceeding the estimated fair value, which was determined based on an estimate of the future discounted cash flows. The Company did not identify any definite-lived intangible asset triggering events during the years ended March 31, 2023, and 2022.

Other Intangible Assets, net. A reconciliation of the changes in total other intangible assets, net, recorded in the consolidated balance sheets is as follows:

	Years Ended March 31,
	2024	2023	2022
Beginning balance	$37,457	$39,688	$41,945
Impairment charges	(8,164)	—	—
Amortization expense	(2,208)	(2,228)	(2,248)
Foreign currency translation net loss	(2)	(3)	(9)
Ending balance	$27,083	$37,457	$39,688

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Expected amortization expense for definite-lived intangible assets subsequent to March 31, 2024, is as follows:

Years Ending March 31,	Amounts
2025	$1,402
2026	911
2027	879
2028	879
2029	879
Thereafter	6,679
Total	$11,629

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets are as follows:

	As of	Measured Using
	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,152,083	$1,152,083	$—	$—
Other assets:
Non-qualified deferred compensation asset	13,553	13,553	—	—
Total assets measured at fair value	$1,165,636	$1,165,636	$—	$—
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(408)	$(408)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(16,229)	(16,229)	—	—
Total liabilities measured at fair value	$(16,637)	$(16,637)	$—	$—

	As of	Measured Using
	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$675,468	$675,468	$—	$—
Other assets:
Non-qualified deferred compensation asset	8,399	8,399	—	—
Total assets measured at fair value	$683,867	$683,867	$—	$—
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(737)	$(737)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(10,589)	(10,589)	—	—
Total liabilities measured at fair value	$(11,326)	$(11,326)	$—	$—

The Company’s non-financial assets, such as other long-lived assets and definite-lived intangible assets, which include operating lease assets, machinery and equipment, leasehold improvements, definite-lived trademarks; as well as indefinite-lived intangible assets and goodwill, are not required to be carried at fair value on a recurring basis and are reported at carrying value. Instead, these assets are tested for impairment annually, or when an event occurs or changes in circumstances indicate the carrying value may not be recoverable. When determining fair value, Level 3 measurements are used for the estimates and assumptions, including undiscounted future cash flows expected to be generated by the asset groups based upon historical experience, expected market conditions, as well and management’s plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 5. INCOME TAXES

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2024	2023	2022
Domestic (1)	$688,981	$467,231	$396,368
Foreign	289,960	198,851	168,270
Total	$978,941	$666,082	$564,638

(1) Domestic income before income taxes for the years ended March 31, 2024, 2023, and 2022 is presented net of intercompany dividends (or repatriated cash) of $250,000, $0, and $120,000, respectively.

Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2024	2023	2022
Current
Federal	$146,939	$115,708	$95,012
State	32,065	18,418	22,544
Foreign	41,884	24,853	22,929
Total	220,888	158,979	140,485
Deferred
Federal	(3,113)	4,830	(17,316)
State	(2,336)	382	(4,827)
Foreign	3,939	(14,931)	(5,653)
Total	(1,510)	(9,719)	(27,796)
Total	$219,378	$149,260	$112,689

Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended March 31,
	2024	2023	2022
Computed expected income taxes	$205,578	$139,882	$118,574
State income taxes, net of federal income tax benefit	32,023	15,881	16,896
Foreign rate differential	(15,976)	(21,420)	(22,188)
Gross unrecognized tax benefits	1,301	20,122	(491)
Intercompany transfers of assets	(1,817)	(13,072)	(219)
US tax on foreign earnings	4,750	7,672	4,325
Other	(6,481)	195	(4,208)
Total	$219,378	$149,260	$112,689

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2024	2023
Deferred tax assets
Amortization of intangible assets	$11,416	$16,788
Operating lease liabilities	38,890	38,673
Uniform capitalization adjustment to inventory	11,822	13,823
State related taxes and credit carryforwards	1,834	—
Reserves and accruals	65,817	48,949
Net operating loss carry-forwards	5,981	3,477
Deferred revenue	880	7,924
Other	2,284	1,070
Gross deferred tax assets	138,924	130,704
Valuation allowances	(1,259)	(1,224)
Total	137,665	129,480
Deferred tax liabilities
Prepaid expenses	(7,060)	(6,930)
Operating lease assets	(29,667)	(31,250)
Depreciation of property and equipment	(28,354)	(18,708)
Total	(65,081)	(56,888)
Deferred tax assets, net	$72,584	$72,592

The deferred tax assets are currently expected to be realized between fiscal years 2025 and 2031. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of foreign losses in jurisdictions with limited future profitability.

US Taxation of Foreign Earnings. The Company is subject to US taxation of its foreign subsidiary earnings, which is considered global intangible low-taxed income (commonly known as GILTI), as well as limitations on the deductions of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above.

The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. During the year ended March 31, 2024, the Company declared an intercompany dividend of $250,000 from a foreign subsidiary, for which no foreign withholding taxes were required.

As of March 31, 2024, the Company has $267,926 of undistributed earnings from its non-US subsidiaries, of which $263,820 is held as cash and cash equivalents, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2024, the Company has $15,906 of accumulated earnings from its non-US subsidiaries for which no US federal or state income taxes have been paid.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Recent Tax Law Changes. The Organization for Economic Co-operation and Development (OECD), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, will become effective across various countries starting in calendar year 2024, as each country works to enact legislation influenced by the OECD Pillar Two rules. The Company continues to evaluate the impact of additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate, on future periods.

Unrecognized Tax Benefits. When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained upon examination. The benefit of a tax position is recorded in the consolidated financial statements during the period in which the Company believes it is more likely than not that the position will be sustained upon examination by taxing authorities. The recognition threshold is measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefit that exceeds the amount measured, as described above, is recorded as a liability for unrecognized tax benefits, along with any associated interest and penalties, in the consolidated balance sheets.

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits are as follows:

	Years Ended March 31,
	2024	2023	2022
Beginning balance	$44,901	$24,779	$25,270
Gross increase related to current year tax positions	4,318	6,865	2,520
Gross increase related to prior year tax positions	4,629	16,243	2,750
Gross decrease related to prior year tax positions	(4,698)	(456)	(243)
Settlements	(582)	—	(795)
Lapse of statute of limitations	(2,948)	(2,530)	(4,723)
Ending balance	$45,620	$44,901	$24,779

Total gross unrecognized tax benefits recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2024	2023
Long-term asset
Deferred tax assets, net	$—	$3,145
Current liability
Income tax payable	3,998	1,829
Long-term liability
Income tax liability	41,622	39,927
Total	$45,620	$44,901

Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in the Company’s income tax return that would impact the Company’s effective tax rate, if recognized. Management believes it is reasonably possible that the amount of net unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $9,088, which includes amounts relating to expirations of statute of limitations and settlements of various tax matters. Of this amount, $8,046 would result in an income tax benefit for the Company and $1,042 would result in a decrease to interest expense in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
As of March 31, 2024, and 2023, the Company has accrued $6,314 and $5,828 for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2024, 2023, and 2022, the Company recorded $486, $1,106, and $(60), respectively, of interest and penalties as an increase or (decrease) to interest expense in the consolidated statements of comprehensive income.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken in years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2020.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Interest for borrowings in US dollars will fluctuate between SOFR, plus 1.00% and 0.10% based on the Company’s total net leverage ratio, and ABR, plus 0% per annum. The applicable interest rate margin is based on a pricing grid based on the Company’s total net leverage ratio and ranges from 1.00% to 1.625% per annum in the case of loans based on the SOFR, EURIBOR, SONIA, or CDOR, and from 0.00% to 0.625% per annum in the case of loans based on ABR. As of March 31, 2024, the effective interest rates for SOFR and ABR are 6.43% and 8.50%, respectively.
Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum on the daily unused amount of the Primary Credit Facility, with the exact commitment fee based on the Company’s total net leverage ratio.

Borrowing Activity. During the year ended March 31, 2024, the Company made no borrowings or repayments under the Primary Credit Facility. As of March 31, 2024, the Company has no outstanding balance, $954 of outstanding letters of credit, and available borrowings of $399,046 under the Primary Credit Facility.

Deferred Financing Costs. During the year ended March 31, 2023, the Company paid $1,537 for various commitment, arrangement, other fees, and expense reimbursements to certain parties to the Credit Agreement. These costs are being amortized on a straight-line basis over the term of the Credit Agreement and are primarily included in other assets in the consolidated balance sheets. Deferred financing costs associated with the Prior Credit Agreement had a remaining unamortized balance previously recorded in other current assets in the consolidated balance sheets of $226, which was written off to interest expense during the year ended March 31, 2023.

China Credit Facility. In October 2021, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $41,522, with an overdraft facility sublimit of CNY100,000, or $13,841. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 24 months, which was amended to increase from 12 months in November 2023. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars. Interest is based on the People’s Bank of China (PBOC) market rate multiplied by a variable liquidity factor. As of March 31, 2024, the effective interest rate is 3.75%. During the year ended March 31, 2024, the Company made no borrowings or repayments under the China Credit Facility. As of March 31, 2024, the Company has no outstanding balance, outstanding bank guarantees of $28, and available borrowings of $41,494 under the China Credit Facility.
Debt Covenants. Under the Credit Agreement, the Company is subject to usual and customary representations and warranties, and contains usual and customary affirmative and negative covenants, which include limitations on liens, additional indebtedness, investments, restricted payments, indemnification provisions in favor of the lenders and transactions with affiliates. The financial covenant requires the total net leverage ratio to be no greater than 3.75 to 1.00.

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

As of March 31, 2024, the Company is in compliance with all financial covenants under the Primary Credit Facility and China Credit Facility.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts which vary in lease terms but, in the aggregate, continue in effect through calendar year 2035. Some of the Company’s operating leases contain extension options between one to 15 years. Historically, the Company has not entered into finance leases and its lease agreements generally do not contain residual value guarantees, options to purchase underlying assets, or material restrictive covenants.

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

Discount Rate. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its IBR. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor's deferred initial direct costs. The Company has a centralized treasury function, which enables the Company to use a portfolio approach to discount lease obligations. Therefore, the Company generally derives a discount rate at the lease commencement date by utilizing its IBR, which is based on what the Company would have to pay on a collateralized basis to borrow an amount equal to its lease payments under similar terms. Because the Company does not currently borrow on a collateralized basis under its revolving credit facilities, it uses the interest rate it pays on its non-collateralized borrowings under its Primary Credit Facility as an input for deriving an appropriate IBR, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Rent Expense. The components of rent expense for operating leases recorded in SG&A expenses in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2024	2023	2022
Operating	$64,006	$52,961	$51,126
Variable	40,615	30,309	24,265
Short-term	6,931	5,729	3,428
Total	$111,552	$88,999	$78,819

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2024, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount
2025	$59,556
2026	58,013
2027	50,891
2028	42,563
2029	28,755
Thereafter	64,136
Total undiscounted future lease payments	303,914
Less: Imputed interest	(37,035)
Total	$266,879

Operating lease liabilities recorded in the consolidated balance sheets exclude an aggregate of $12,696 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced, primarily for the expansion of an existing office with an initial term of seven years, which the Company expects to open in the fourth quarter of its fiscal year ending March 31, 2025 (next fiscal year).

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and lease liabilities that are outstanding and presented in the consolidated balance sheets are as follows:

	As of March 31,
	2024	2023
Weighted-average remaining lease term in years	5.9	6.0
Weighted-average discount rate	3.9%	3.2%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases, were as follows:

	Years Ended March 31,
	2024	2023	2022
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$78,255	$84,988	$50,190
Reductions to operating lease assets for reductions to lease liabilities	(8,418)	(1,903)	(5,293)

(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements.
Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. As of March 31, 2024, the Company has $868,282 of outstanding purchase orders or other obligations with independent third-party contractors that manufacturer all of its products. These obligations consist mostly of open purchase orders that are expected to be fulfilled in the ordinary course of business and to be paid in less than one year. A significant portion of the purchase commitments can be cancelled by the Company under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase obligations for products, and instead reflects an estimate of its future payment commitments based on information currently available.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Commodities. The Company has entered into fixed purchasing contracts with affiliates, manufacturers, factories, and other agents (designated suppliers) of sheepskin and sugarcane-derived ethylene vinyl acetate (sugarcane-derived EVA), as well as other pricing agreements for UGGplushTM (UGGplush) requiring its designated suppliers to purchase commodities on or before a specified target date, generally within one to two years (collectively, commodity contracts). The Company’s fixed pricing agreements are non-cancellable and may be subject to fees, including certain sheepskin purchasing contracts requiring deposits when minimum volumes are not fully consumed. Sugarcane-derived EVA is used to manufacture certain UGG brand products. Sugarcane-derived EVA purchasing contracts do not require deposits, but they contain minimum purchase commitments.

Based on information available as of March 31, 2024, the Company’s aggregated estimated future payment obligations are $119,332 for commitments under these commodity contracts, of which $56,384 is due in less than one year and the remainder $62,948 is due in one to three years. Included in the aggregate commodity purchase commitment amount above are deposits the Company made for certain sheepskin supply agreements that are expected to be consumed in the ordinary course of business. These deposits will be returned as the designated suppliers purchase the remaining minimum commitments as these sheepskin supply agreements do not permit net settlement. As of March 31, 2024 and 2023, there are $16,243 of certain sheepskin supply agreement deposits that have not been fully consumed and are recorded in other assets in the consolidated balance sheets. During the year ended March 31, 2024, the Company did not receive refunds of deposits reflecting the return of funds previously advanced to sheepskin suppliers under certain expired supply agreements. During the year ended March 31, 2023, the Company received refunds of deposits of $16,877 reflecting the return of funds previously advanced to sheepskin suppliers under certain expired supply agreements. During the years ended March 31, 2024 and 2023, no additional deposits were made.
Other. Other purchase commitments include third-party logistics provider (3PL) arrangements, sales management services, supply chain services, information technology (IT) services, promotional expenses, and other commitments under service contracts. As of March 31, 2024, the Company has an aggregate of $222,412 of other purchase commitments, of which $106,163 is due in less than one year, $106,248 is due in one to three years, and the remainder of $10,001 is due in three to five years.

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

Indemnification. The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company’s intellectual property. The terms of such agreements generally do not provide for a limitation on the maximum potential future payments. From time to time, the Company also agrees to indemnify its licensees, distributors, and promotional partners in connection with claims that the Company’s products infringe on the intellectual property rights of third parties. These agreements may or may not be made pursuant to a written contract. In addition, from time to time, the Company also agrees to standard indemnification provisions in commercial agreements in the ordinary course of business. Management believes the likelihood of any payments under any of these arrangements is remote and would be immaterial. This determination is made based on a prior history of insignificant claims and related payments. There are currently no pending claims relating to indemnification matters involving the Company’s intellectual property.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 8. STOCK-BASED COMPENSATION

In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), the primary purpose of which is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. Under the 2015 SIP, the Company grants various types of stock-based compensation, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), long-term incentive plan PSUs (LTIP PSUs), stock appreciation rights, and non-qualified stock options (NQSOs), to key personnel, including employees and directors.
The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors, and advisors. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000. As of March 31, 2024, 1,197,408 shares of common stock remained available for future issuance under the 2015 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Annual Stock Awards. During the years ended March 31, 2024, 2023, and 2022, the Company granted RSU and LTIP PSU awards under the 2015 SIP to certain members of the Company’s management team, which entitle the recipients to receive shares of the Company’s common stock upon vesting. No dividends are paid or accumulated on any RSU or LTIP PSU awards.

A summary of the status and changes of the Company’s nonvested shares related to the 2015 SIP is as follows:

	RSUs		LTIP PSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, March 31, 2021	113,086	$179.58	116,128	$215.30
Granted (1)	52,256	363.89	69,644	358.75
Vested (2)	(60,034)	(162.37)	(69,816)	(131.33)
Forfeited	(7,441)	(239.39)	(12,924)	(239.81)
Nonvested, March 31, 2022	97,867	284.00	103,032	344.25
Granted (1)	51,955	338.99	65,470	330.70
Vested (2)	(45,092)	(249.67)	(30,104)	(319.81)
Forfeited	(15,439)	(299.96)	(27,194)	(323.92)
Nonvested, March 31, 2023	89,291	330.57	111,204	347.86
Granted (1)	39,298	573.25	46,282	570.81
Vested (2)	(44,148)	(313.11)	(50,228)	(368.33)
Forfeited	(6,644)	(462.41)	(18,734)	(522.88)
Nonvested, March 31, 2024	77,797	$451.81	88,524	$415.77

(1) The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.
(2) The amounts vested include shares withheld to cover taxes that are not issued to the recipient.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

Restricted Stock Units. RSUs are subject to a time-based vesting condition and typically vest in equal annual installments over three years following the date of grant. The grant date fair value of RSUs is determined based on the closing market price of the Company’s common stock on the date of grant.

Long-Term Incentive Plan Awards. LTIP PSU awards are subject to market, performance, and time-based vesting conditions. The term of LTIP PSU awards is over a multi-fiscal year performance period with metrics established at the beginning of the performance period, which is generally two or three years (Measurement Period). The LTIP PSU awards include a market condition tied to the Company’s relative total stockholder return (TSR) in relation to its peer companies (peer market condition), as well as financial performance conditions tied to certain revenue and pre-tax income performance targets (financial performance conditions). Following the determination of the Company’s achievement with respect to the financial performance conditions for the applicable Measurement Period, the vesting of each LTIP PSU award will be subject to adjustment for the peer market condition based on the application of the TSR modifier. The amount of the adjustment is determined based on a comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the Measurement Period.

The grant date fair value of LTIP PSUs is determined using a Monte-Carlo model that simulates a range of possible future stock prices for the Company and each member of the peer group over the Measurement Period. For each grant of LTIP PSUs, the Monte-Carlo simulation model factors in key assumptions, such as the market price of the underlying common stock at the beginning and end of the Measurement Period, risk free interest rate, expected dividend yield when simulating a TSR, expected dividend yield when simulating the Company’s stock price, stock price volatility, and correlation coefficients. The Company evaluates the probability of achieving the financial performance conditions against its most current long-range forecast at least quarterly and may adjust stock-based compensation expense for its LTIP PSUs up or down based on its estimated probability outcome over the Measurement Period. The peer market condition is measured as part of the grant date fair value.

The actual number of LTIP PSU awards that vest may increase up to a maximum of 200% of the targeted amount for the award based on achievement of the financial performance conditions and the peer market condition. No vesting of any portion of the LTIP PSU awards will occur if the Company fails to achieve the financial performance conditions for each reporting period within the Measurement Period. The Company determined that the achievement of at least the minimum threshold target performance criteria for the LTIP PSU awards granted during the fiscal year 2024, was probable as of March 31, 2024, based on the Company’s current long-range forecast. As of March 31, 2024, the Company expects to exceed the targeted amount for the fiscal year 2023 and 2022 awards based on its current estimates for the financial performance conditions for the grants.

Long-Term Incentive Plan Options. The Company approved the issuance of LTIP NQSOs under the 2015 SIP, including the November 2016 (2017 LTIP NQSOs) and June 2017 (2018 LTIP NQSOs) grants, which were awarded to certain members of the Company’s management team, with a maximum contractual term ending March 31, 2026. As of March 31, 2019, and 2020, the target performance criteria were achieved and all LTIP NQSOs under the 2017 LTIP NQSOs and 2018 LTIP NQSOs, respectively, were fully vested. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. During the years ended March 31, 2024, 2023, and 2022, no LTIP NQSOs were granted.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
LTIP NQSO activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable, March 31, 2023	85,889	$66.99
Exercised	(70,980)	(67.43)
Exercisable, March 31, 2024	14,909	$64.85	1.3	$13,066

Grants to Directors. Each of the Company’s nonemployee directors was entitled to receive common stock with a total value of $170 for annual service on the Board of Directors during the year ended March 31, 2024. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the grant date, which is in alignment with the Company’s equity grant guidelines. Each of these shares is fully vested and recorded as compensation expense in the consolidated statements of comprehensive income on the date of issuance.

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

Stock-Based Compensation. Components of stock-based compensation recorded, net of estimated forfeitures, in SG&A expenses in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2024	2023	2022
Stock-based compensation
RSUs	$15,935	$13,249	$12,093
LTIP PSUs	18,941	11,275	12,865
Grants to Directors	1,907	1,863	1,507
Subtotal	36,783	26,387	26,465
Other stock-based compensation
Employee Stock Purchase Plan	505	510	351
Total stock-based compensation, pre-tax	37,288	26,897	26,816
Income tax benefit	(9,097)	(6,557)	(6,496)
Total stock-based compensation, net of tax	$28,191	$20,340	$20,320

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of March 31, 2024, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, are as follows:

	Unrecognized Stock-based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$18,350	1.1
LTIP PSUs	21,095	1.4
Total	$39,445

NOTE 9. DERIVATIVE INSTRUMENTS

As of March 31, 2024, and 2023, the Company had no outstanding derivative contracts. The Company settled derivative contracts with notional values as follows:

	Years Ended March 31,
	2024	2023	2022
Designated Derivative Contracts	$179,528	$96,345	$110,430
Non-Designated Derivative Contracts	—	31,044	38,659
Total	$179,528	$127,389	$149,089
The following table summarizes the effect of Designated Derivative Contracts on unrealized gains or losses recorded in the consolidated statements of comprehensive income for changes in AOCL, net of tax:

	Years Ended March 31,
	2024	2023	2022
Gain recorded in OCI	$4,090	$1,504	$4,161
Reclassifications from AOCL into net sales	(4,090)	(1,504)	(4,161)
Total	$—	$—	$—
Refer to Note 10, “Stockholders’ Equity,” for further information on the components of AOCL.

Subsequent to March 31, 2024, through May 9, 2024, the Company entered into no Non-Designated Derivative Contracts, but did enter into Designated Derivative Contracts with notional values totaling $27,759, which are expected to mature over the next 11 months. As of May 9, 2024, the Company’s outstanding hedging contracts were held by an aggregate of two counterparties.

NOTE 10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The Company’s Board of Directors last approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase its common stock under the same conditions as the prior stock repurchase programs (collectively, the stock repurchase program).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
As of March 31, 2024, the aggregate remaining approved amount under the stock repurchase program is $941,704. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Years Ended March 31,
	2024	2023	2022
Total number of shares repurchased (1)	714,854	928,262	1,043,554
Weighted average price per share paid	$580.44	$320.35	$341.77
Dollar value of shares repurchased (2) (3)	$414,931	$297,372	$356,653

(1) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.
Subsequent to March 31, 2024, through May 9, 2024, the Company repurchased 130,927 shares at a weighted average price of $836.20 per share for $109,481, and had $832,223 remaining authorized under the stock repurchase program. The Company’s stock repurchase program does not obligate it to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2024	2023
Cumulative foreign currency translation loss	$(50,733)	$(39,035)

NOTE 11. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Years Ended March 31,
	2024	2023	2022
Basic	25,871,000	26,504,000	27,508,000
Dilutive effect of equity awards	177,000	182,000	281,000
Diluted	26,048,000	26,686,000	27,789,000
Excluded
RSUs	3,000	3,000	2,000
LTIP PSUs	48,000	76,000	66,000
Deferred Non-Employee Director Equity Awards	—	2,000	1,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to Note 8, “Stock-Based Compensation,” for further information on the Company’s equity incentive plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
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
The Company does not allocate corporate overhead costs or non-operating income and expenses to reportable operating segments, which include unallocable overhead costs associated with the Company’s warehouses and DCs, certain executive and stock-based compensation, accounting, finance, legal, IT, human resources, and facilities, among others. Inter-segment sales from the Company’s wholesale reportable operating segments to the DTC reportable operating segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales, nor are they reflected in income (loss) from operations of the wholesale reportable operating segments as these transactions are eliminated in consolidation.

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income, was as follows:

	Years Ended March 31,
	2024	2023	2022
Net sales
UGG brand wholesale	$1,115,241	$1,004,356	$1,088,082
HOKA brand wholesale	1,126,126	925,877	628,674
Teva brand wholesale	113,739	149,111	129,094
Sanuk brand wholesale	17,175	27,678	30,316
Other brands wholesale	60,026	53,653	60,573
Direct-to-Consumer	1,855,456	1,466,611	1,213,600
Total	$4,287,763	$3,627,286	$3,150,339
Income (loss) from operations
UGG brand wholesale	$349,509	$267,013	$315,240
HOKA brand wholesale	376,286	285,257	155,344
Teva brand wholesale	18,685	32,595	33,294
Sanuk brand wholesale	(12,836)	2,891	6,463
Other brands wholesale	4,722	(1,678)	14,028
Direct-to-Consumer	748,656	508,948	435,414
Unallocated overhead costs	(557,508)	(442,275)	(395,076)
Total	$927,514	$652,751	$564,707

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)

	Years Ended March 31,
	2024	2023	2022
Depreciation, amortization, and accretion
UGG brand wholesale	$526	$611	$416
HOKA brand wholesale	856	945	701
Sanuk brand wholesale	1,490	1,490	1,490
Other brands wholesale	380	382	382
Direct-to-Consumer	12,504	10,276	9,771
Unallocated overhead costs	41,831	34,154	30,118
Total	$57,587	$47,858	$42,878
Capital expenditures
UGG brand wholesale	$334	$826	$109
HOKA brand wholesale	315	1,229	1,191
Direct-to-Consumer	28,068	19,789	11,872
Unallocated overhead costs	64,348	72,709	44,542
Total	$93,065	$94,553	$57,714

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

Assets allocated to each reportable operating segment, with a reconciliation to the consolidated balance sheets, are as follows:

	As of March 31,
	2024	2023
Assets
UGG brand wholesale	$247,136	$261,683
HOKA brand wholesale	436,147	446,450
Teva brand wholesale	81,703	94,735
Sanuk brand wholesale	18,526	41,405
Other brands wholesale	9,379	24,448
Direct-to-Consumer	263,840	219,194
Total assets from reportable operating segments	1,056,731	1,087,915
Unallocated cash and cash equivalents	1,502,051	981,795
Unallocated deferred tax assets, net	72,584	72,592
Unallocated other corporate assets	504,213	413,901
Total	$3,135,579	$2,556,203

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 13. CONCENTRATION OF BUSINESS

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Years Ended March 31,
	2024	2023	2022
International net sales	$1,424,089	$1,175,789	$982,546
% of net sales	33.2%	32.4%	31.2%
Net sales in foreign currencies	$1,105,057	$832,632	$744,213
% of net sales	25.8%	23.0%	23.6%
Ten largest global customers as % of net sales	24.2%	25.2%	27.4%

For the years ended March 31, 2024, 2023, and 2022, no single foreign country comprised 10.0% or more of the Company’s total net sales. No single global customer accounted for 10.0% or more of the Company’s total net sales during the years ended March 31, 2024, 2023, and 2022.

As of March 31, 2024, the Company has two customers that represent 31.2% of trade accounts receivable, net, compared to no customers that represent 10.0% of trade accounts receivable, net, as of March 31, 2023. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

Cash and Cash Equivalents. The Company maintains a portion of its cash in Federal Deposit Insurance Corporation insured bank deposit accounts which, at times, may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. Based on the size and strength of the banking institutions used, the Company does not believe it is exposed to any significant credit risks in cash.

Designated Suppliers. The Company outsources the production of its products to independent manufacturers, which are primarily located in Asia. Sheepskin is the principal raw material for certain UGG brand products and most of the Company’s sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia, and is also the source of the repurposed wool in UGGplush. Sugarcane-derived EVA is also utilized within certain UGG brand products and is predominately purchased by our designated suppliers from one company in Brazil for the production of soles. Excluding sheepskin, UGGplush, sugarcane-derived EVA, and certain branded materials for materials like outsoles, the Company believes substantially all raw materials and components used to manufacture its products, including virgin wool, rubber, leather, and nylon webbing, are generally available from multiple sources at competitive prices.

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2024	2023
United States	$270,561	$244,529
Foreign (1)	31,561	22,150
Total	$302,122	$266,679

(1) No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of March 31, 2024, and 2023.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 14. SUPPLIER FINANCE PROGRAM

Supplier Finance Program. The Company has a voluntary SFP administered through a third-party platform that provides the Company’s independent manufacturers that supply its inventory (inventory suppliers) the opportunity to sell their receivables due from the Company to participating financial institutions in advance of the invoice due date, at the sole discretion of both inventory suppliers and the financial institutions The Company is not party to the agreements between these third parties and has no economic interest in an inventory suppliers’ decision to sell a receivable.

The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers’ election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elected to participate in the SFP are presented in trade accounts payable in the consolidated balance sheets.

As of March 31, 2024, and 2023, the Company had $3,483 and $7,740, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the consolidated balance sheets. Payments made in connection with the SFP are reported as cash used in operating activities in the trade accounts payable line item of the consolidated statements of cash flows.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2024, 2023, and 2022
(dollar amounts in thousands, except per share or share data)
NOTE 15. QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

The Company’s business is seasonal, with the highest percentage of UGG and Koolaburra brand net sales occurring in the quarters ending September 30th and December 31st and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31st and June 30th. Net sales for the HOKA brand occur more evenly throughout the year, reflecting the brand’s year-round performance product offerings. Due to the magnitude of the UGG brand relative to the Company’s other brands, the Company’s aggregate net sales in the quarters ending September 30th and December 31st have historically significantly exceeded the Company’s aggregate net sales in the quarters ending March 31st and June 30th. However, as net sales of the HOKA brand continue to increase as a percentage of the Company’s aggregate net sales, the Company expects to continue to see the impact from seasonality decrease over time.

The following is summarized unaudited quarterly financial data for the last two fiscal years:

	Fiscal Year 2024
	Quarter Ended
	6/30/2023	9/30/2023	12/31/2023	3/31/2024
Net sales	$675,791	$1,091,907	$1,560,307	$959,758
Gross profit	346,424	583,019	916,569	539,476
Income from operations	70,736	224,617	487,899	144,262
Net income	63,552	178,547	389,919	127,545
Net income per share
Basic	$2.43	$6.86	$15.19	$4.98
Diluted	$2.41	$6.82	$15.11	$4.95

	Fiscal Year 2023
	Quarter Ended
	6/30/2022	9/30/2022	12/31/2022	3/31/2023
Net sales	$614,461	$875,614	$1,345,640	$791,571
Gross profit	294,752	421,921	712,529	396,168
Income from operations	56,341	127,831	362,660	105,919
Net income	44,849	101,524	278,662	91,787
Net income per share
Basic	$1.67	$3.83	$10.55	$3.49
Diluted	$1.66	$3.80	$10.48	$3.46

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)
Allowances for doubtful accounts, sales discounts, and chargebacks against gross trade accounts receivable related to wholesale channel sales recorded in the consolidated balance sheets, are as follows:

	Years Ended March 31,
	2024	2023	2022
Allowance for doubtful accounts (1)
Beginning balance	$(10,576)	$(9,044)	$(9,730)
Additions	(658)	(1,983)	—
Deductions	2,125	451	686
Ending balance	$(9,109)	$(10,576)	$(9,044)
Allowance for sales discounts (2)
Beginning balance	$(5,656)	$(2,831)	$(3,016)
Additions	(17,060)	(19,745)	(20,713)
Deductions	18,876	16,920	20,898
Ending balance	$(3,840)	$(5,656)	$(2,831)
Allowance for chargebacks (3)
Beginning balance	$(16,272)	$(18,716)	$(13,770)
Additions	(28,845)	(27,400)	(32,062)
Deductions	30,735	29,844	27,116
Ending balance	$(14,382)	$(16,272)	$(18,716)
Total	$(27,331)	$(32,504)	$(30,591)

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