Form 10-Q
period 2024-06-30
DECKERS OUTDOOR CORP
filed 2024-08-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 11, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,410,572.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three Months Ended June 30, 2024, and 2023

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2024 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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
•our plans to sell the Sanuk brand and certain related assets, and the sale agreement terms and timing;
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

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Sanuk® (Sanuk), Koolaburra by UGG® (Koolaburra), and AHNU® (AHNU) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2024	March 31, 2024
ASSETS		(AUDITED)
Cash and cash equivalents	$1,438,397	$1,502,051
Trade accounts receivable, net of allowances ($22,621 and $27,331 as of June 30, 2024, and March 31, 2024, respectively)	303,128	296,565
Inventories	753,282	474,311
Prepaid expenses	45,221	34,284
Other current assets	43,323	92,713
Income tax receivable	29,479	43,559
Total current assets	2,612,830	2,443,483
Property and equipment, net of accumulated depreciation ($362,180 and $349,138 as of June 30, 2024, and March 31, 2024, respectively) (Note 10)	305,585	302,122
Operating lease assets	221,207	225,669
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($91,609 and $91,314 as of June 30, 2024, and March 31, 2024, respectively)	26,701	27,083
Deferred tax assets, net	71,613	72,584
Other assets	54,293	50,648
Total assets	$3,306,219	$3,135,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$642,595	$378,503
Accrued payroll	61,531	123,653
Operating lease liabilities	46,362	53,581
Other accrued expenses	104,640	106,785
Income tax payable	56,678	52,338
Value added tax payable	664	5,133
Total current liabilities	912,470	719,993
Long-term operating lease liabilities	216,006	213,298
Income tax liability	52,961	52,470
Other long-term liabilities	50,300	42,350
Total long-term liabilities	319,267	308,118
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock (par value $0.01 per share; 125,000 shares authorized; shares issued and outstanding of 25,426 and 25,593 as of June 30, 2024, and March 31, 2024, respectively)	254	255
Additional paid-in capital	253,486	245,149
Retained earnings	1,875,275	1,912,797
Accumulated other comprehensive loss (Note 7)	(54,533)	(50,733)
Total stockholders’ equity	2,074,482	2,107,468
Total liabilities and stockholders’ equity	$3,306,219	$3,135,579

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Net sales (Note 2, Note 9, and Note 10)	$825,347	$675,791
Cost of sales	355,347	329,367
Gross profit	470,000	346,424
Selling, general, and administrative expenses	337,193	275,688
Income from operations (Note 9)	132,807	70,736
Interest income	(17,252)	(11,287)
Interest expense	1,031	1,005
Other income, net	(125)	(346)
Total other income, net	(16,346)	(10,628)
Income before income taxes	149,153	81,364
Income tax expense (Note 4)	33,528	17,812
Net income	115,625	63,552
Other comprehensive loss, net of tax
Unrealized gain on cash flow hedges	856	352
Foreign currency translation loss	(4,656)	(8,651)
Total other comprehensive loss, net of tax	(3,800)	(8,299)
Comprehensive income	$111,825	$55,253
Net income per share
Basic	$4.54	$2.43
Diluted	$4.52	$2.41
Weighted-average common shares outstanding (Note 8)
Basic	25,478	26,165
Diluted	25,581	26,321

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2024
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2024	25,593	$255	$245,149	$1,912,797	$(50,733)	$2,107,468
Stock-based compensation	—	—	8,231	—	—	8,231
Shares issued upon vesting	1	—	—	—	—	—
Exercise of stock options	9	—	601	—	—	601
Shares withheld for taxes	—	—	(495)	—	—	(495)
Repurchases of common stock (Note 7)	(177)	(1)	—	(151,966)	—	(151,967)
Excise taxes related to repurchases of common stock	—	—	—	(1,181)	—	(1,181)
Net income	—	—	—	115,625	—	115,625
Total other comprehensive loss	—	—	—	—	(3,800)	(3,800)
Balance, June 30, 2024	25,426	$254	$253,486	$1,875,275	$(54,533)	$2,074,482

	Three Months Ended June 30, 2023
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2023	26,176	$262	$232,932	$1,571,574	$(39,035)	$1,765,733
Stock-based compensation	1	—	6,877	—	—	6,877
Shares issued upon vesting	3	—	—	—	—	—
Exercise of stock options	8	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 7)	(52)	(1)	—	(25,468)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	26,136	$261	$239,659	$1,609,535	$(47,334)	$1,802,121

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$115,625	$63,552
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	17,061	12,353
Amortization on cloud computing arrangements	465	558
Bad debt benefit	(3,291)	(2,974)
Deferred tax expense	170	478
Stock-based compensation	8,346	6,989
Loss on disposal of long-lived assets	79	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,272)	33,282
Inventories	(278,972)	(207,701)
Prepaid expenses and other current assets	39,816	(8,472)
Income tax receivable	14,079	(13,529)
Net operating lease assets and lease liabilities	(486)	7,657
Other assets	(4,073)	(1,933)
Trade accounts payable	266,679	254,063
Other accrued expenses	(71,398)	(33,247)
Income tax payable	4,340	10,691
Other long-term liabilities	7,482	3,495
Net cash provided by operating activities	112,650	125,262
INVESTING ACTIVITIES
Purchases of property and equipment	(22,521)	(30,732)
Net cash used in investing activities	(22,521)	(30,732)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	601	548
Repurchases of common stock	(151,967)	(25,469)
Cash paid for shares withheld for taxes	(495)	(698)
Net cash used in financing activities	(151,861)	(25,619)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,922)	(3,817)
Net change in cash and cash equivalents	(63,654)	65,094
Cash and cash equivalents at beginning of period	1,502,051	981,795
Cash and cash equivalents at end of period	$1,438,397	$1,046,889

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$14,998	$19,716
Interest	414	473
Operating leases	16,339	14,974
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	(2,582)	(5,024)
Accrued for asset retirement obligation assets related to leasehold improvements	975	242
Leasehold improvements acquired through tenant allowances	—	8,127
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	1,181	123

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s six proprietary brands include the UGG, HOKA, Teva, Sanuk, Koolaburra, and AHNU brands.

The Company sells its products through quality domestic and international retailers, international distributors, and directly to its global consumers through its DTC business, which is comprised of its e-commerce business and retail stores. Independent third-party contractors manufacture all of the Company’s products.

Seasonality. A significant part of the UGG brand’s business has historically been seasonal, requiring the Company to build inventory levels during certain quarters in its fiscal year to support higher selling seasons, which has contributed to variation in its results from quarter to quarter. However, as the Company continues to take steps to diversify and expand its product offerings by creating more year-round styles, and as net sales of the HOKA brand, which generally occur more evenly throughout the year, continue to increase as a percentage of the Company’s aggregate net sales, the Company expects to continue to see the impact from seasonality decrease over time.

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2024, and for the three months ended June 30, 2024 (the current period), and 2023 (the prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2024, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (prior fiscal year), which was filed with the SEC on May 24, 2024 (2024 Annual Report).

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Significant areas requiring the use of management estimates and assumptions relate to inventory write-downs; trade accounts receivable allowances, including variable consideration for net sales provided to customers, such as the sales return asset and liability; contract assets and liabilities; stock-based compensation; impairment assessments, including goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company’s incremental borrowing rate utilized to measure its operating lease assets and lease liabilities.

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

Reportable Operating Segments. The Company’s six reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily consisting of the Koolaburra and AHNU brands), as well as DTC (collectively, the Company’s reportable operating segments). Refer to Note 9, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments as well as Note 12, “Subsequent Events,” for an update on the Company’s sale of the Sanuk brand and certain related assets.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standards Updates (ASU) that have been adopted and not yet adopted by the Company as stated below.

Recently Adopted. The following is a summary of a recently adopted ASU and its expected impact on the Company:

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

Refer to Note 11, “Supplier Finance Program,” for further information on the Company’s SFP key terms and outstanding balances recorded in the condensed consolidated balance sheets.

The Company plans to adopt the annual roll forward requirement beginning with its fiscal year (FY) ending March 31, 2025, and does not expect the adoption to have a material impact on its annual and interim consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
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

NOTE 2. REVENUE RECOGNITION

Disaggregated Revenue. Refer to Note 9, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.

Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.

The following tables summarize changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2024	$13,866	$(55,327)
Net additions to sales return liability (1)	10,976	(40,741)
Actual returns	(14,077)	58,277
Balance, June 30, 2024	$10,765	$(37,791)

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability (1)	8,387	(40,609)
Actual returns	(12,867)	49,373
Balance, June 30, 2023	$11,205	$(36,558)

(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.

Loyalty Programs. Activity related to loyalty programs was as follows:

	Three Months Ended June 30,
	2024	2023
Beginning balance	$(17,586)	$(13,144)
Redemptions and expirations for loyalty certificates and points recognized in net sales	5,060	4,728
Deferred revenue for loyalty points and certificates issued	(4,575)	(3,909)
Ending balance	$(17,101)	$(12,325)

Deferred Revenue. Activity related to deferred revenue was as follows:

	Three Months Ended June 30,
	2024	2023
Beginning balance	$(9,591)	$(13,448)
Additions of customer cash payments	(27,101)	(20,589)
Revenue recognized	9,254	13,401
Ending balance	$(27,438)	$(20,636)

Refer to Note 2, “Revenue Recognition,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s variable consideration accounting policies, including sales return asset and liability, as well as contract liabilities.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4, “Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s fair value accounting policies.

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,079,101	$1,079,101	$—	$—
Other current assets:
Designated Derivative Contracts asset	1,399	—	1,399	—
Other assets:
Non-qualified deferred compensation asset	14,480	14,480	—	—
Total assets measured at fair value	$1,094,980	$1,093,581	$1,399	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)

	As of	Measured Using
	June 30, 2024	Level 1	Level 2	Level 3
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(412)	$(412)	$—	$—
Designated Derivative Contracts liability	(267)	—	(267)	—
Other long-term liabilities:
Non-qualified deferred compensation liability	(23,580)	(23,580)	—	—
Total liabilities measured at fair value	$(24,259)	$(23,992)	$(267)	$—

	As of	Measured Using
	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,152,083	$1,152,083	$—	$—
Other assets:
Non-qualified deferred compensation asset	13,553	13,553	—	—
Total assets measured at fair value	$1,165,636	$1,165,636	$—	$—
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(408)	$(408)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(16,229)	(16,229)	—	—
Total liabilities measured at fair value	$(16,637)	$(16,637)	$—	$—

The fair value of Designated Derivative Contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2), with related assets and liabilities recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 6, “Derivative Instruments,” for further information, including the definition of the term Designated Derivative Contracts.

NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2024	2023
Income tax expense	$33,528	$17,812
Effective income tax rate	22.5%	21.9%

The tax provisions during the three months ended June 30, 2024, and 2023, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2025, and March 31, 2024, respectively, and were adjusted for discrete items that occurred within the periods presented above. During the three months ended June 30, 2024, the net increase in the effective income tax rate, compared to the prior period, was due to higher operating income, including changes in jurisdictional mix of worldwide income before income taxes, partially offset by net discrete tax benefits for stock-based compensation.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Recent Tax Law Changes. The Organization for Economic Co-operation and Development (commonly known as OECD) has released Pillar Two model rules introducing a 15% global minimum tax rate for large multinational corporations to be effective starting with tax periods ending in 2024. Various jurisdictions the Company operates in have enacted or plan to enact legislation beginning in calendar year 2024 or in subsequent years. The enactment of Pillar Two legislation did not have a material effect on the Company’s condensed consolidated statements of comprehensive income during the three months ended June 30, 2024. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as each of the respective jurisdictions enact the legislation and the legislation becomes effective.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. There were no material changes outside the ordinary course of business during the three months ended June 30, 2024, to the operating lease terms disclosed in the 2024 Annual Report.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended June 30,
	2024	2023
Non-cash operating activities
Operating lease assets obtained in exchange for lease liabilities (1)	$12,336	$21,587
Reductions to operating lease assets for reductions to lease liabilities (1)	(1,106)	(65)

(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances.

Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $15,289 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced during the three months ended June 30, 2024, and through July 11, 2024, primarily for a new HOKA brand retail store lease in Paris that will be operational during the quarter ending December 31, 2024.

Purchase Obligations. There were no material changes to purchase obligations last disclosed in the 2024 Annual Report outside the ordinary course of business during the three months ended June 30, 2024.

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

Refer to Note 7, “Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s contractual obligations and commitments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 6. DERIVATIVE INSTRUMENTS

The Company enters into foreign currency forward or option contracts (derivative contracts) with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts).
The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) in the condensed consolidated balance sheets and are reclassified to net sales in the condensed consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the condensed consolidated statements of comprehensive income. Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information regarding the Company’s derivative instruments accounting policy.

As of June 30, 2024, the Company has the following Designated Derivative Contracts recorded at fair value in the condensed consolidated balance sheets:

Notional value	$158,842
Fair value recorded in other current assets	1,399
Fair value recorded in other accrued expenses	(267)

As of June 30, 2024, four counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next nine months. As of March 31, 2024, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended June 30,
	2024	2023
Gain recorded in OCI	$1,132	$411
Reclassifications from AOCL into net sales	—	21
Income tax expense in OCI	(276)	(80)
Total	$856	$352

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2024, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next nine months. Refer to Note 7, “Stockholders’ Equity,” for further information on the components of AOCL.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of June 30, 2024, the aggregate remaining approved amount under the stock repurchase program is $789,737. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Three Months Ended June 30,
	2024	2023
Total number of shares repurchased (1)	176,956	52,410
Average price per share paid	$858.79	$485.95
Dollar value of shares repurchased (2) (3)	$151,967	$25,469

(1) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Subsequent to June 30, 2024, through July 11, 2024, the Company repurchased 17,307 shares at an average price of $924.11 per share for $15,994 and had $773,743 remaining authorized under the stock repurchase program.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets are as follows:

	June 30, 2024	March 31, 2024
Unrealized gain on cash flow hedges	$856	$—
Cumulative foreign currency translation loss	(55,389)	(50,733)
Total	$(54,533)	$(50,733)

NOTE 8. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2024	2023
Basic	25,478,000	26,165,000
Dilutive effect of equity awards	103,000	156,000
Diluted	25,581,000	26,321,000
Excluded
Long-Term Incentive Plan Performance-Based Restricted Stock Units	48,000	76,000
Employee Stock Purchase Plan	—	1,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s equity incentive plans.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 9. REPORTABLE OPERATING SEGMENTS

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

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended June 30,
	2024	2023
Net sales
UGG brand wholesale	$142,553	$121,545
HOKA brand wholesale	332,732	260,847
Teva brand wholesale	31,359	35,132
Sanuk brand wholesale	4,433	6,470
Other brands wholesale	3,705	1,427
Direct-to-Consumer	310,565	250,370
Total	$825,347	$675,791

	Three Months Ended June 30,
	2024	2023
Income (loss) from operations
UGG brand wholesale	$38,430	$16,866
HOKA brand wholesale	124,694	86,524
Teva brand wholesale	6,789	9,237
Sanuk brand wholesale	1,603	759
Other brands wholesale	(1,557)	(2,041)
Direct-to-Consumer	106,410	75,462
Unallocated overhead costs	(143,562)	(116,071)
Total	$132,807	$70,736

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
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

Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	June 30, 2024	March 31, 2024
Assets
UGG brand wholesale	$509,965	$247,136
HOKA brand wholesale	490,476	436,147
Teva brand wholesale	56,713	81,703
Sanuk brand wholesale	16,955	18,526
Other brands wholesale	24,973	9,379
Direct-to-Consumer	261,893	263,840
Total assets from reportable operating segments	1,360,975	1,056,731
Unallocated cash and cash equivalents	1,438,397	1,502,051
Unallocated deferred tax assets, net	71,613	72,584
Unallocated other corporate assets	435,234	504,213
Total	$3,306,219	$3,135,579

NOTE 10. CONCENTRATION OF BUSINESS

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Three Months Ended June 30,
	2024	2023
International net sales	$309,491	$256,256
% of net sales	37.5%	37.9%
Net sales in foreign currencies	$177,624	$148,971
% of net sales	21.5%	22.0%
Ten largest global customers as % of net sales	23.6%	22.8%

For the three months ended June 30, 2024, and 2023, no single foreign country comprised 10.0% or more of the Company’s total net sales. For the three months ended June 30, 2024, and 2023, no single global customer accounted for 10.0% or more of the Company’s total net sales.

The Company has two customers that represent 23.5% and 31.2% of trade accounts receivable, net, as of June 30, 2024, and March 31, 2024, respectively. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2024	March 31, 2024
United States	$273,741	$270,561
Foreign (1)	31,844	31,561
Total	$305,585	$302,122

(1) No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of June 30, 2024, and March 31, 2024.

NOTE 11. SUPPLIER FINANCE PROGRAM

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

As of June 30, 2024, and March 31, 2024, the Company had $8,571 and $3,483, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets. Payments made in connection with the SFP are reported as cash used in operating activities in the trade accounts payable line item of the condensed consolidated statements of cash flows.

NOTE 12. SUBSEQUENT EVENTS

Sanuk Brand Asset Sale. During October 2023, the Company announced that it intended to divest the Sanuk brand in alignment with effective resource allocation and the execution of its long-term objectives. Subsequent to June 30, 2024, the Company entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets, which is expected to close in August 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes, included in Part I, Item 1, “Financial Statements,” within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2024 Annual Report, filed with the SEC on May 24, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com.

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

OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under six proprietary brands: UGG, HOKA, Teva, Sanuk, Koolaburra, and AHNU. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our Company-owned e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, performance, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.

FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the three months ended June 30, 2024, compared to the prior period, were as follows:

•Net sales increased 22.1% to $825,347.
◦Channel
▪Wholesale channel net sales increased 21.0% to $514,782.
▪DTC channel net sales increased 24.0% to $310,565.
◦Geography
▪Domestic net sales increased 23.0% to $515,856.
▪International net sales increased 20.8% to $309,491.
•Gross margin increased 560 basis points to 56.9%.
•Income from operations increased 87.8% to $132,807.
•Diluted earnings per share increased 87.2% to $4.52 per share.

RECENT DEVELOPMENTS

CEO Transition. On February 1, 2024, Dave Powers announced his intention to retire as CEO and President of our Company, effective August 1, 2024. Following August 1, 2024, we expect Mr. Powers to continue to serve as a member of our Board, if elected by our stockholders at our 2024 Annual Meeting of Stockholders to be held on September 9, 2024 (Annual Meeting). Following a planned succession process, our Board appointed our Chief Commercial Officer, Stefano Caroti, to succeed Mr. Powers as CEO and President, effective August 1, 2024. The promotion of Mr. Caroti represents the culmination of our Board’s active engagement in a planned multi-year succession process. Mr. Caroti will also serve as a member of our Board if elected at the Annual Meeting.

Proposed Stock Split. On July 9, 2024, subject to approval by our stockholders, our Board approved an Amendment to our Amended and Restated Certificate of Incorporation, which (i) effects a six-for-one forward stock split of our common stock and preferred stock, and (ii) increases the number of authorized shares of our common stock from 125,000 to 750,000, and the number of shares of preferred stock from 5,000 to 30,000 (collectively, the stock split). Effectiveness of the stock split is subject to the approval of our stockholders at the Annual Meeting, and a decision by our Board to move forward with implementing the stock split. Our financial results reflected in this Quarterly Report do not include any impact of the stock split.

Sanuk Brand Asset Sale. During October 2023, we announced that we intended to divest the Sanuk brand in alignment with effective resource allocation and the execution of our long-term objectives. Subsequent to June 30, 2024, we entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets, which is expected to close in August 2024.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

We expect our business and industry will continue to be impacted by several important trends and uncertainties, which have not changed since our 2024 Annual Report. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further discussion. Refer to Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.

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

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Expanded marketing and strategic marketplace presence have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its ecosystem of access points. The HOKA brand’s product line includes running, trail, hiking, fitness, and lifestyle footwear offerings, as well as select apparel and accessories.

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

Other Brands. Other brands consist primarily of the Koolaburra, as well as the recently launched AHNU brand. The Koolaburra brand is a casual footwear fashion line that uses plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear.

Refer to the “Reportable Operating Segment Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further discussion of our outlook on consumer demand drivers for our UGG, HOKA, Teva, Sanuk, and Other brands products.

Direct-to-Consumer. Our DTC business encompasses all of our brands and is comprised of our e-commerce websites and retail stores, which are intertwined and interdependent in an omni-channel marketplace. Net sales from our e-commerce websites and retail stores are recorded in our DTC reportable operating segment, except for net sales from our partner retail stores, which are recorded in our brands’ respective wholesale reportable operating segments.

During the three months ended June 30, 2024, we opened nine new stores, which included six HOKA brand stores and three UGG brand stores, including a HOKA brand flagship store in New York City and a UGG brand flagship store in London, UK, respectively. As of June 30, 2024, we have a total of 172 global retail stores (including 32 HOKA brand retail stores and 140 UGG brand retail stores), which includes 89 concept stores and 83 outlet stores.

Refer to the “Reportable Operating Segment Overview” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further details on our DTC reportable operating segment, including retail store definitions.

USE OF NON-GAAP FINANCIAL MEASURES

We disclose financial measures calculated and presented in accordance with US GAAP; however, throughout this Quarterly Report we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of constant currency measures. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP.

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

SEASONALITY

Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for detailed information on the seasonality of our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023. Results of operations were as follows:

	Three Months Ended June 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$825,347	100.0%	$675,791	100.0%	$149,556	22.1%
Cost of sales	355,347	43.1	329,367	48.7	(25,980)	(7.9)
Gross profit	470,000	56.9	346,424	51.3	123,576	35.7
Selling, general, and administrative expenses	337,193	40.9	275,688	40.8	(61,505)	(22.3)
Income from operations	132,807	16.0	70,736	10.5	62,071	87.8
Total other income, net	(16,346)	(2.1)	(10,628)	(1.5)	5,718	53.8
Income before income taxes	149,153	18.1	81,364	12.0	67,789	83.3
Income tax expense	33,528	4.1	17,812	2.6	(15,716)	(88.2)
Net income	115,625	14.0	63,552	9.4	52,073	81.9
Total other comprehensive loss, net of tax	(3,800)	(0.5)	(8,299)	(1.2)	4,499	54.2
Comprehensive income	$111,825	13.5%	$55,253	8.2%	$56,572	102.4%
Net income per share
Basic	$4.54		$2.43		$2.11	86.8%
Diluted	$4.52		$2.41		$2.11	87.2%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$515,856	$419,535	$96,321	23.0%
International	309,491	256,256	53,235	20.8
Total	$825,347	$675,791	$149,556	22.1%
Net sales by brand and channel
UGG brand
Wholesale	$142,553	$121,545	$21,008	17.3%
Direct-to-Consumer	80,398	73,975	6,423	8.7
Total	222,951	195,520	27,431	14.0
HOKA brand
Wholesale	332,732	260,847	71,885	27.6
Direct-to-Consumer	212,446	159,637	52,809	33.1
Total	545,178	420,484	124,694	29.7
Teva brand
Wholesale	31,359	35,132	(3,773)	(10.7)
Direct-to-Consumer	14,951	13,266	1,685	12.7
Total	46,310	48,398	(2,088)	(4.3)

	Three Months Ended June 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Sanuk brand
Wholesale	4,433	6,470	(2,037)	(31.5)
Direct-to-Consumer	2,429	3,109	(680)	(21.9)
Total	6,862	9,579	(2,717)	(28.4)
Other brands
Wholesale	3,705	1,427	2,278	159.6
Direct-to-Consumer	341	383	(42)	(11.0)
Total	4,046	1,810	2,236	123.5
Total	$825,347	$675,791	$149,556	22.1%
Total Wholesale	$514,782	$425,421	$89,361	21.0%
Total Direct-to-Consumer	310,565	250,370	60,195	24.0
Total	$825,347	$675,791	$149,556	22.1%

Total net sales increased primarily due to higher global wholesale and DTC channel sales for the HOKA brand, as well as higher domestic wholesale and global DTC channel sales for the UGG brand.

On a constant currency basis, net sales increased by 23.0%, compared to the prior period. Further, we experienced an increase of 13.4% in the total volume of units sold to 12,700 from 11,200, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased due to higher global sales across the brand’s product assortment, driven by market share gains, refilling channel inventory, and benefits from select new points of distribution with key partners.

•DTC net sales increased primarily due to higher global sales for the HOKA and UGG brands, driven primarily by consumer acquisition and retention online as we continued to experience increased demand for both brands, as well as benefiting from a higher level of full-price selling, primarily for the UGG brand. Comparable DTC channel net sales for the 13 weeks ended June 30, 2024, increased by 21.9%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher domestic sales, resulting from strong brand heat driving earlier demand and refilling of inventory levels for our partners, including adoption of year-round key product franchises.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 20.8% and represented 37.5% and 37.9% of total net sales for the three months ended June 30, 2024, and 2023, respectively. These changes were primarily driven by higher net sales for both channels of the HOKA brand, primarily in Europe and China.

Gross Profit. Gross margin increased to 56.9% from 51.3%, compared to the prior period, primarily due to favorable brand mix for the HOKA brand along with higher margin product driving a higher proportion of growth for both the HOKA and UGG brands, higher full-price selling, particularly for the UGG brand that was more promotional in the prior period, and favorable changes in freight costs.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased payroll and related costs of approximately $24,900, primarily due to investments in talent for key functions for corporate and HOKA brand roles driving higher employee headcount and full-year costs for prior comparable period hiring.

•Increased variable advertising and promotion expenses of approximately $15,800, primarily due to higher promotional marketing expenses for the HOKA brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other variable net selling expenses of approximately $8,800, primarily due to higher rent and occupancy, materials and supplies, credit card fees, and warehouse expenses.

•Increased other operating expenses of approximately $7,600, primarily due to higher infrastructure investments and related depreciation, and higher travel expenses, partially offset by lower legal expenses.

•Increased net foreign currency-related losses of approximately $4,400, primarily driven by unfavorable changes in Asian and Canadian exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$38,430	$16,866	$21,564	127.9%
HOKA brand wholesale	124,694	86,524	38,170	44.1
Teva brand wholesale	6,789	9,237	(2,448)	(26.5)
Sanuk brand wholesale	1,603	759	844	111.2
Other brands wholesale	(1,557)	(2,041)	484	23.7
Direct-to-Consumer	106,410	75,462	30,948	41.0
Unallocated overhead costs	(143,562)	(116,071)	(27,491)	(23.7)
Total	$132,807	$70,736	$62,071	87.8%

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, combined with relatively flat SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, as well as slightly lower SG&A expenses as a percentage of net sales.

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA and UGG brands at higher gross margins, as well as slightly lower SG&A expenses as a percentage of net sales in total.

•The increase in income from operations of UGG brand wholesale was primarily due to higher domestic net sales at higher gross margins, as well as lower SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was higher as a percentage of net sales, primarily due to higher payroll costs for key corporate roles to support growth of our brands, increased foreign currency-related losses, and higher other operating expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher average invested cash balances and average interest rates.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2024	2023
Income tax expense	$33,528	$17,812
Effective income tax rate	22.5%	21.9%

The net increase in our effective income tax rate, compared to the prior period, was due to higher operating income, including changes in jurisdictional mix of worldwide income before income taxes, partially offset by net discrete tax benefits for stock-based compensation.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales and operating margins, as well as higher interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to lower foreign currency translation losses relating to changes in the net asset position against Asian foreign currency exchange rates.

LIQUIDITY

Our liquidity may be impacted by a number of factors, risks and uncertainties described in the section titled “Liquidity” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report.

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

Cash and Cash Equivalents. As of June 30, 2024, our cash and cash equivalents are $1,438,397, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet the long-term requirements of our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the three months ended June 30, 2024, and 2023, no cash and cash equivalents were repatriated. As of June 30, 2024, and March 31, 2024, we have $343,082 and $263,820, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2024 Annual Report for further information regarding our cash repatriation strategy.

Revolving Credit Facilities. Information about the revolving credit facilities available as of June 30, 2024, is as follows:

•Primary Credit Facility. During the three months ended June 30, 2024, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2024 Annual Report.

•China Credit Facility. During the three months ended June 30, 2024, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2024 Annual Report.

•Debt Covenants. As of June 30, 2024, we are in compliance with all financial covenants under our revolving credit facilities.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2024 Annual Report for further information on the terms of our revolving credit facilities.

Material Cash Requirements. Our material cash requirements include uses for working capital, and payments to fulfill contractual obligations, capital expenditures, and stock repurchases. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of our business, our working capital requirements fluctuate significantly throughout our fiscal year, and we utilize available cash to build inventory levels during certain quarters in our fiscal year to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

Contractual Obligations. Refer to the subsection titled “Leases” under Note 5, “Commitments and Contingencies,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information regarding our material contractual obligations incurred during the three months ended June 30, 2024, and through July 11, 2024.

Except for the above, there were no other material changes outside the ordinary course of business to the contractual obligations or capital expenditures disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report.

Stock Repurchase Program. As of June 30, 2024, the aggregate remaining approved amount under our stock repurchase program is $789,737. Our stock repurchase program does not obligate us to acquire any amount of common stock and suspend at any time at our discretion.

Refer to Note 7, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.

CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$112,650	$125,262	$(12,612)	(10.1)%
Net cash used in investing activities	(22,521)	(30,732)	8,211	26.7
Net cash used in financing activities	(151,861)	(25,619)	(126,242)	(492.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,922)	(3,817)	1,895	49.6
Net change in cash and cash equivalents	$(63,654)	$65,094	$(128,748)	(197.8)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in working capital.

The decrease in net cash provided by operating activities during the three months ended June 30, 2024, compared to the prior period, was due to $70,111 of unfavorable changes in operating assets and liabilities partially offset by $57,499 of favorable net income after non-cash adjustments. The unfavorable changes in operating assets and liabilities were primarily due to increased purchases of inventory to support higher demand for our brands, increased accrual primarily for performance-based compensation related to the prior fiscal year, increased trade accounts receivable on higher net sales, partially offset by favorable changes due to timing of derivative cash settlements, tax refunds and payments, as well as receipt of goods and services relative to payments on trade accounts payable.

Investing Activities. The decrease in net cash used in investing activities during the three months ended June 30, 2024, compared to the prior period, was primarily due to lower capital expenditures for leasehold improvements for our warehouses and DCs.

Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2024, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.

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

There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within our 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are subject to a variety of risks, including risks associated with commodity pricing, foreign currency exchange rates and, to a lesser extent, interest rates. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. There have been no material changes in the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” within our 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2024.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.

During the three months ended June 30, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (Board) has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase our common stock under the same conditions as the prior stock repurchase programs. As of June 30, 2024, the aggregate remaining approved amount under the stock repurchase program is $789,737.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of June 30, 2024, we have not exceeded the stated leverage ratios and no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended June 30, 2024, was as follows:

	Total number of shares repurchased (1)	Average price per share paid	Dollar value of shares repurchased (2) (3)	Dollar value of shares remaining for repurchase (3)
April 1 - April 30, 2024	103,736	$833.72	$86,487	$855,217
May 1 - May 31, 2024	59,332	867.77	51,486	803,731
June 1 - June 30, 2024	13,888	1,007.63	13,994	789,737

(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Subsequent to June 30, 2024, through July 11, 2024, we repurchased 17,307 shares at an average price of $924.11 per share for $15,994, and had $773,743 remaining authorized under our stock repurchase program.

Refer to Note 7, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on repurchases of our common stock.

ITEM 5. OTHER INFORMATION

DIRECTOR AND EXECUTIVE OFFICER TRADING PLANS AND ARRANGEMENTS

Our directors and executive officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act (Rule 10b5-1 trading plans), or they may represent non-Rule 10b5-1 trading arrangements, in each case as defined under Item 408(a) of Regulation S-K.

Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers with respect to Rule 10b5-1 trading plans during the three months ended June 30, 2024:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Dave Powers, Chief Executive Officer (1)	September 8, 2023	April 15, 2024 (2)	April 22, 2024	35,957
Stefano Caroti, Chief Commercial Officer (1)	March 7, 2024	June 6, 2024 (2)	August 31, 2024	5,000
Stefano Caroti, Chief Commercial Officer (1)	June 7, 2024	*	September 30, 2025	3,569
Steven Fasching, Chief Financial Officer	June 4, 2024	*	January 31, 2025	3,000
Anne Spangenberg, President, Fashion Lifestyle Group	June 4, 2024	*	June 1, 2025	2,781
Bonita Stewart, Director	June 4, 2024	*	May 29, 2025	2,250
Maha Ibrahim, Director	June 6, 2024	*	September 9, 2025	250

(1) As disclosed in Part I, Item 2 within this Quarterly Report, Mr. Powers retired as our Chief Executive Officer and President effective August 1, 2024, and Mr. Caroti succeeded Mr. Powers in these roles effective as of the same date. Mr. Powers is expected to continue to serve as a member of our Board, if elected by our stockholders at the Annual Meeting of Stockholders to be held on September 9, 2024.
(2) This trading plan was terminated automatically prior to the contract end date upon the sale of all shares covered by the plan.

*Not applicable.

During the three months ended June 30, 2024, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*10.1	Form of Change in Control and Severance Agreement
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 1, 2024