Form 10-Q
period 2024-09-30
DECKERS OUTDOOR CORP
filed 2024-10-31
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 11, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 151,921,988.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended September 30, 2024, and 2023

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2024 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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

PART I. FINANCIAL INFORMATION

References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), Koolaburra by UGG® (Koolaburra), and AHNU® (AHNU) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.

On September 13, 2024, we effected a six-for-one forward stock split of our common stock and a proportional increase in our authorized shares of common stock, without changing the par value of $0.01 per share. The common stock commenced trading on a post-stock split adjusted basis on September 17, 2024. Prior period results included in this Quarterly Report, including per share and share data, as well as stockholders’ equity balances, have been retroactively adjusted, as applicable, to reflect the effectiveness of the stock split. Refer to Note 1, “General,” for further information regarding the stock split.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2024	March 31, 2024
ASSETS		(AUDITED)
Cash and cash equivalents	$1,225,681	$1,502,051
Trade accounts receivable, net of allowances ($49,416 and $27,331 as of September 30, 2024, and March 31, 2024, respectively)	537,137	296,565
Inventories	777,891	474,311
Prepaid expenses	46,548	34,284
Other current assets	80,216	92,713
Income tax receivable	33,821	43,559
Total current assets	2,701,294	2,443,483
Property and equipment, net of accumulated depreciation ($378,588 and $349,138 as of September 30, 2024, and March 31, 2024, respectively) (Note 11)	319,580	302,122
Operating lease assets	217,401	225,669
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($25,152 and $91,314 as of September 30, 2024, and March 31, 2024, respectively)	15,906	27,083
Deferred tax assets, net	73,322	72,584
Other assets	56,643	50,648
Total assets	$3,398,136	$3,135,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$536,581	$378,503
Accrued payroll	60,091	123,653
Operating lease liabilities	48,662	53,581
Other accrued expenses	138,768	106,785
Income tax payable	75,920	52,338
Value added tax payable	15,618	5,133
Total current liabilities	875,640	719,993
Long-term operating lease liabilities	209,961	213,298
Income tax liability	37,662	52,470
Other long-term liabilities	51,634	42,350
Total long-term liabilities	299,257	308,118
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock (par value $0.01 per share; 750,000 shares authorized; shares issued and outstanding of 152,008 and 153,554 as of September 30, 2024, and March 31, 2024, respectively)	1,520	1,536
Additional paid-in capital	252,212	243,050
Retained earnings	2,013,265	1,913,615
Accumulated other comprehensive loss (Note 8)	(43,758)	(50,733)
Total stockholders’ equity	2,223,239	2,107,468
Total liabilities and stockholders’ equity	$3,398,136	$3,135,579

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales (Note 2, Note 10, and Note 11)	$1,311,320	$1,091,907	$2,136,667	$1,767,698
Cost of sales	578,048	508,888	933,395	838,255
Gross profit	733,272	583,019	1,203,272	929,443
Selling, general, and administrative expenses	428,186	358,402	765,379	634,090
Income from operations (Note 10)	305,086	224,617	437,893	295,353
Interest income	(14,797)	(10,089)	(32,049)	(21,376)
Interest expense	1,151	1,011	2,182	2,016
Other income, net	(180)	(622)	(305)	(968)
Total other income, net	(13,826)	(9,700)	(30,172)	(20,328)
Income before income taxes	318,912	234,317	468,065	315,681
Income tax expense (Note 4)	76,591	55,770	110,119	73,582
Net income	242,321	178,547	357,946	242,099
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on cash flow hedges	(4,322)	3,403	(3,466)	3,755
Foreign currency translation gain (loss)	15,097	(5,520)	10,441	(14,171)
Total other comprehensive income (loss), net of tax	10,775	(2,117)	6,975	(10,416)
Comprehensive income	$253,096	$176,430	$364,921	$231,683
Net income per share
Basic	$1.59	$1.14	$2.35	$1.55
Diluted	$1.59	$1.14	$2.34	$1.54
Weighted-average common shares outstanding (Note 9)
Basic	152,240	156,188	152,552	156,586
Diluted	152,778	157,070	153,127	157,503

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	153,554	$1,536	$243,050	$1,913,615	$(50,733)	$2,107,468
Stock-based compensation	2	—	8,231	—	—	8,231
Shares issued upon vesting	6	—	—	—	—	—
Exercise of stock options	54	1	600	—	—	601
Shares withheld for taxes	—	—	(495)	—	—	(495)
Repurchases of common stock (Note 8)	(1,062)	(11)	—	(151,956)	—	(151,967)
Excise taxes related to repurchases of common stock	—	—	—	(1,181)	—	(1,181)
Net income	—	—	—	115,625	—	115,625
Total other comprehensive loss	—	—	—	—	(3,800)	(3,800)
Balance, June 30, 2024	152,554	1,526	251,386	1,876,103	(54,533)	2,074,482
Stock-based compensation	2	—	11,657	—	—	11,657
Shares issued upon vesting	129	1	1,637	—	—	1,638
Exercise of stock options	9	—	93	—	—	93
Shares withheld for taxes	—	—	(12,561)	—	—	(12,561)
Repurchases of common stock (Note 8)	(686)	(7)	—	(104,316)	—	(104,323)
Excise taxes related to repurchases of common stock	—	—	—	(843)	—	(843)
Net income	—	—	—	242,321	—	242,321
Total other comprehensive income	—	—	—	—	10,775	10,775
Balance, September 30, 2024	152,008	$1,520	$252,212	$2,013,265	$(43,758)	$2,223,239

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	157,054	$1,571	$230,841	$1,572,356	$(39,035)	$1,765,733
Stock-based compensation	4	—	6,877	—	—	6,877
Shares issued upon vesting	16	—	—	—	—	—
Exercise of stock options	47	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 8)	(314)	(3)	—	(25,466)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	156,807	1,568	237,568	1,610,319	(47,334)	1,802,121
Stock-based compensation	3	—	9,802	—	—	9,802
Shares issued upon vesting	144	1	1,164	—	—	1,165
Exercise of stock options	46	—	533	—	—	533
Shares withheld for taxes	—	—	(7,759)	—	—	(7,759)
Repurchases of common stock (Note 8)	(2,082)	(21)	—	(185,448)	—	(185,469)
Excise taxes related to repurchases of common stock	—	—	—	(1,693)	—	(1,693)
Net income	—	—	—	178,547	—	178,547
Total other comprehensive loss	—	—	—	—	(2,117)	(2,117)
Balance, September 30, 2023	154,918	$1,548	$241,308	$1,601,725	$(49,451)	$1,795,130

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$357,946	$242,099
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	33,750	25,138
Amortization on cloud computing arrangements	1,082	1,131
Bad debt expense	8,845	6,905
Deferred tax expense (benefit)	1,295	(1,266)
Stock-based compensation	19,916	16,719
Loss on disposal of assets	2,811	145
Impairment of operating lease and other long-lived assets	—	793
Changes in operating assets and liabilities:
Trade accounts receivable, net	(249,306)	(193,071)
Inventories	(306,855)	(193,480)
Prepaid expenses and other current assets	182	(35,269)
Income tax receivable	9,737	(8,488)
Net operating lease assets and lease liabilities	(778)	8,909
Other assets	(7,018)	(1,886)
Trade accounts payable	155,774	215,374
Other accrued expenses	(21,506)	(1,479)
Income tax payable	23,582	44,171
Other long-term liabilities	(7,357)	(4,917)
Net cash provided by operating activities	22,100	121,528
INVESTING ACTIVITIES
Purchases of property and equipment	(45,367)	(57,436)
Proceeds from sale of assets	10,925	34
Net cash used in investing activities	(34,442)	(57,402)
FINANCING ACTIVITIES
Proceeds from issuance of stock	1,638	1,165
Proceeds from exercise of stock options	694	1,081
Repurchases of common stock	(256,290)	(210,938)
Cash paid for shares withheld for taxes	(13,056)	(8,457)
Net cash used in financing activities	(267,014)	(217,149)
Effect of foreign currency exchange rates on cash and cash equivalents	2,986	(5,721)
Net change in cash and cash equivalents	(276,370)	(158,744)
Cash and cash equivalents at beginning of period	1,502,051	981,795
Cash and cash equivalents at end of period	$1,225,681	$823,051

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$90,833	$47,150
Interest	798	955
Operating leases	33,269	31,370
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	2,309	(12,957)
Accrued for asset retirement obligation assets related to leasehold improvements	1,372	718
Leasehold improvements acquired through tenant allowances	—	8,127
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	2,024	1,816

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include the UGG, HOKA, Teva, Koolaburra, and AHNU brands. Refer to the section titled “Reportable Operating Segments,” below within this Note 1, “General,” for more information on the sale of the Sanuk brand during the three months ended September 30, 2024.

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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2024, and for the three and six months ended September 30, 2024 (current period), and 2023 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2024, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (prior fiscal year), which was filed with the SEC on May 24, 2024 (2024 Annual Report).

Forward Stock Split and Authorized Share Increase. On September 13, 2024, the Company (i) effected a six-for-one forward stock split of its common stock and preferred stock (the stock split), and (ii) increased the number of authorized shares of its common stock from 125,000,000 to 750,000,000, and the number of authorized shares of its capital stock from 130,000,000 to 755,000,000 (the authorized share increase). The stock split and the authorized share increase were effected through the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation (Charter Amendment) with the Secretary of State of the State of Delaware, which was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 9, 2024 (Annual Meeting). The Charter Amendment did not provide for any increase in the number of authorized shares of preferred stock, which remains at 5,000,000 shares. There are no shares of preferred stock outstanding as of September 30, 2024, and March 31, 2024. As a result of the stock split, every one share of common stock outstanding on September 6, 2024, the record date for the stock split, was automatically split into six shares of common stock. The common stock commenced trading on a post-stock split adjusted basis on September 17, 2024.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
All prior period results included in the condensed consolidated financial statements and the related notes within this Quarterly Report have been retroactively adjusted to reflect the effectiveness of the stock split and the authorized share increase. Specifically, all share and per share amounts have been adjusted, including: (i) the number of shares authorized and outstanding on the condensed consolidated balance sheets, (ii) the weighted-average common shares outstanding and the associated earnings per share amounts in the condensed consolidated statements of comprehensive income, as well as the weighted average common shares outstanding disaggregated in Note 9, “Basic and Diluted Shares,” (iii) the number of shares underlying stock awards and the weighted-average grant date fair value of annual stock awards in Note 6, “Stock-Based Compensation,” and (iv) the total number of shares repurchased and the weighted average price per share paid in Note 8, “Stockholders’ Equity.” Further, as there was no change to par value, an amount equal to the par value of the increased shares resulting from the stock split for shares issued was reclassified to common stock from additional paid-in capital, and for share repurchases was reclassified to retained earnings from common stock, in the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity.

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending, and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. To the extent there are differences between these estimates and actual results, the Company’s condensed consolidated financial statements may be materially affected.

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

Reportable Operating Segments. As of September 30, 2024, the Company’s five reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, and Other brands (primarily consisting of the Koolaburra brand, as well as the recently launched AHNU brand), as well as DTC (collectively, the Company’s reportable operating segments).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
During the three months ended September 30, 2024, the Company entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets which was completed on August 15, 2024 (Sanuk Brand Sale Date). The Company determined that the divestiture of the Sanuk brand did not represent a strategic shift that had or will have a major effect on the condensed consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The Company’s financial results for its reportable operating segments present the former Sanuk brand through the Sanuk Brand Sale Date for the current period. Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

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

This annual portion of this ASU is effective on a prospective basis for fiscal years beginning after December 15, 2023. Early adoption is not permitted.	The Company retrospectively adopted this ASU beginning on April 1, 2023, except for the roll forward requirements.

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

The Company plans to adopt the annual roll forward requirement beginning with its fiscal year (FY) ending March 31, 2025, and does not expect the adoption to have a material impact on its consolidated financial statements.

Not Yet Adopted. The following is a summary of each ASU that has been issued and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2023-07 - Improvements to Reportable Segment Disclosures	The ASU requires annual and interim disclosures of significant segment expenses, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker (CODM) in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Q4 FY 2025 and Q1 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures in its annual and interim consolidated financial statements.
ASU 2023-09 - Improvements to Income Tax Disclosures	The ASU requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024. Early adoption is permitted.	Q4 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures in its annual and interim consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
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

The following tables summarize changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2024	$13,866	$(55,327)
Net additions to sales return liability (1)	32,846	(123,196)
Actual returns	(26,056)	114,513
Balance, September 30, 2024	$20,656	$(64,010)

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability (1)	24,298	(106,824)
Actual returns	(24,192)	97,969
Balance, September 30, 2023	$15,791	$(54,177)

(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.

Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.

Loyalty Programs. Activity related to loyalty programs was as follows:

	Six Months Ended September 30,
	2024	2023
Beginning balance	$(17,586)	$(13,144)
Redemptions and expirations for loyalty certificates and points recognized in net sales	11,103	10,022
Deferred revenue for loyalty points and certificates issued	(13,536)	(11,269)
Ending balance	$(20,019)	$(14,391)

Deferred Revenue. Activity related to deferred revenue was as follows:

	Six Months Ended September 30,
	2024	2023
Beginning balance	$(9,591)	$(13,448)
Additions of customer cash payments	(50,829)	(33,089)
Revenue recognized	36,332	30,032
Ending balance	$(24,088)	$(16,505)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
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
Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$842,807	$842,807	$—	$—
Other current assets:
Designated Derivative Contracts asset	103	—	103	—
Non-Designated Derivative Contracts asset	45	—	45	—
Other assets:
Non-qualified deferred compensation asset	16,406	16,406	—	—
Total assets measured at fair value	$859,361	$859,213	$148	$—

Liabilities:
Other accrued expenses:
Designated Derivative Contracts liability	$(4,688)	$—	$(4,688)	$—
Non-qualified deferred compensation liability	(1,200)	(1,200)	—	—
Other long-term liabilities:
Non-qualified deferred compensation liability	(24,358)	(24,358)	—	—
Total liabilities measured at fair value	$(30,246)	$(25,558)	$(4,688)	$—

	As of	Measured Using
	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,152,083	$1,152,083	$—	$—
Other assets:
Non-qualified deferred compensation asset	13,553	13,553	—	—
Total assets measured at fair value	$1,165,636	$1,165,636	$—	$—

Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(408)	$(408)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(16,229)	(16,229)	—	—
Total liabilities measured at fair value	$(16,637)	$(16,637)	$—	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
The fair value of Designated Derivative Contracts and Non-Designated Derivative Contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2), with related assets and liabilities recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 7, “Derivative Instruments,” for further information, including the definition of the term Designated Derivative Contracts and Non-Designated Derivative Contracts.

NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$76,591	$55,770	$110,119	$73,582
Effective income tax rate	24.0%	23.8%	23.5%	23.3%

The tax provisions during the three and six months ended September 30, 2024, and 2023, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2025, and March 31, 2024, respectively, and were adjusted for discrete items that occurred within the periods presented above. During the current period, the net increase in the effective income tax rate, compared to the prior period, was primarily due to the effects of discrete items, including a change in valuation allowance on tax attributes and a change in return-to-provision differences, partially offset by net discrete tax benefits for stock-based compensation.

Recent Tax Law Changes. The Organization for Economic Co-operation and Development (commonly known as OECD) has released Pillar Two model rules introducing a 15% global minimum tax rate for large multinational corporations to be effective starting with tax periods ending in 2024. Various jurisdictions the Company operates in have enacted or plan to enact legislation beginning in calendar year 2024 or in subsequent years. The enactment of Pillar Two legislation did not have a material effect on the Company’s condensed consolidated statements of comprehensive income during the current period. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as each of the respective jurisdictions enact the legislation and the legislation becomes effective.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. There were no material changes outside the ordinary course of business during the six months ended September 30, 2024, to the operating lease terms disclosed in the 2024 Annual Report.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$3,762	$13,152	$16,098	$34,739
Reductions to operating lease assets for reductions to lease liabilities	(15)	(7,606)	(1,121)	(7,671)

(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)

Operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $15,734 of undiscounted minimum lease payments due pursuant to leases signed but not yet commenced during the six months ended September 30, 2024, and through October 11, 2024, primarily for a new HOKA brand retail store lease in Paris that the Company expects will be operational during the quarter ending December 31, 2024.

Purchase Obligations. There were no material changes outside the ordinary course of business during the six months ended September 30, 2024, to purchase obligations disclosed in the 2024 Annual Report.

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

NOTE 6. STOCK-BASED COMPENSATION

Stock Incentive Plans. In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), which initially reserved 7,650,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors, and advisors. The 2015 SIP provided for the issuance of a variety of stock-based compensation awards, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), long-term incentive plan PSUs (LTIP PSUs), stock appreciation rights, stock bonuses, incentive stock options (ISOs), and non-qualified stock options (NQSOs). Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for additional information about the terms of the 2015 SIP.

In September 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (2024 SIP), which is intended to replace the 2015 SIP. Consistent with the 2015 SIP, the primary purpose of the 2024 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. As a result of the stock split, the number of shares of common stock reserved for issuance under the 2024 SIP and the number of shares underlying outstanding equity awards and the exercise price of stock options were adjusted proportionately.

The 2024 SIP initially reserves 7,800,000 shares of the Company’s common stock for issuance to employees, directors, consultants, and independent contractors, less one share for every one share granted under the 2015 SIP after March 31, 2024 and prior to September 9, 2024, the effective date of the 2024 SIP, subject to an increase from the return of shares under the 2015 SIP as described below. The terms of the 2024 SIP are substantially similar to the terms of the 2015 SIP. The 2024 SIP provides for the issuance of a variety of stock-based compensation awards, including RSUs, PSUs, LTIP PSUs, stock appreciation rights, stock bonuses, ISOs, and NQSOs. The maximum aggregate number of shares that may be issued to employees under the 2024 SIP through the exercise of ISOs is 4,500,000.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
The Company will not grant any further equity awards under the 2015 SIP. Outstanding awards under the 2015 SIP will remain outstanding, unchanged and subject to the terms of the 2015 SIP and their respective award agreements. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the 2015 SIP that are outstanding after March 31, 2024, will be returned to the pool of shares available for grant and issuance under the 2024 SIP. As of September 30, 2024, 7,822,608 shares of common stock remained available for future issuance under the 2024 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Annual Stock Awards. The Company granted the following awards under the 2015 SIP during the periods presented:

	Six Months Ended September 30,
	2024		2023
Award Type	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
RSUs	144,462	$157.94	212,226	$91.65
LTIP PSUs (1)	68,556	171.82	125,076	105.65

(1) The amounts granted are at the target performance level under the terms of the applicable LTIP PSUs.
During the six months ended September 30, 2024, with the exception of the RSU and LTIP PSU awards summarized above, no additional material awards were granted under the 2015 SIP.

For the LTIP PSUs granted during fiscal years ending March 31, 2025, 2024, and 2023, the Company expects to exceed the minimum threshold target performance criteria based on the Company’s current long-range forecast as of September 30, 2024. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s prior grants, including terms of each grant under the 2015 SIP.

There were no awards granted under the 2024 SIP during the six months ended September 30, 2024.

Employee Stock Purchase Plans. In September 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (2015 ESPP), which authorized 6,000,000 shares of the Company’s common stock for sale to eligible employees using after-tax payroll deductions. Following the issuance of shares under the 2015 ESPP to employees who are participating in the offering period ending February 28, 2025, the 2015 ESPP will be terminated, and no new offering periods under the 2015 ESPP will commence thereafter. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for additional information related to the terms of the 2015 ESPP.

In September 2024, the Company’s stockholders approved the 2024 Employee Stock Purchase Plan (2024 ESPP), which is intended to replace the 2015 ESPP. The 2024 ESPP reserves 6,000,000 shares of the Company’s common stock for sale to eligible employees. The terms of the 2024 ESPP are substantially similar to the terms of the 2015 ESPP. Each offering period under the 2024 ESPP is anticipated to run for approximately six months with purchases occurring on the last day of each offering period at a 15% discount to the closing price on that date. The first offering period is expected to commence on March 1, 2025.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of September 30, 2024, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, is as follows:

Award Type	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$30,176	1.4
LTIP PSUs	26,295	1.2
Total	$56,471

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

As of September 30, 2024, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$191,009	$11,144	$202,153
Fair value recorded in other current assets	103	45	148
Fair value recorded in other accrued expenses	(4,688)	—	(4,688)

As of September 30, 2024, four counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next six months. As of March 31, 2024, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in AOCL:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
(Loss) gain recorded in OCI	$(5,488)	$4,705	$(4,356)	$5,116
Reclassifications from AOCL into net sales	(228)	(170)	(228)	(149)
Income tax benefit (expense) in OCI	1,394	(1,132)	1,118	(1,212)
Total	$(4,322)	$3,403	$(3,466)	$3,755

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2024, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next six months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of September 30, 2024, the aggregate remaining approved amount under the stock repurchase program is $685,413. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Six Months Ended September 30,
	2024	2023
Total number of shares repurchased (1)	1,747,680	2,396,328
Weighted average price per share paid	$146.65	$88.03
Dollar value of shares repurchased (2) (3)	$256,290	$210,938

(1) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Subsequent to September 30, 2024, through October 11, 2024, the Company repurchased 85,960 shares at a weighted average price of $158.54 per share for $13,628 and had $671,785 remaining authorized under the stock repurchase program.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2024	March 31, 2024
Unrealized loss on cash flow hedges	$(3,466)	$—
Cumulative foreign currency translation loss	(40,292)	(50,733)
Total	$(43,758)	$(50,733)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 9. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Basic	152,240,000	156,188,000	152,552,000	156,586,000
Dilutive effect of equity awards	538,000	882,000	575,000	917,000
Diluted	152,778,000	157,070,000	153,127,000	157,503,000
Excluded
RSUs	91,000	112,000	92,000	199,000
LTIP PSUs	422,000	700,000	422,000	700,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect have been excluded due to one of the following: (1) the shares were antidilutive; (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period; or (3) the Company recorded a net loss during the period presented (such that inclusion of these equity awards in the calculation would have been antidilutive). The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to Note 6, “Stock-Based Compensation,” within this Quarterly Report and to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s equity incentive plans.

NOTE 10. REPORTABLE OPERATING SEGMENTS

Information reported to the CODM, who is the Company’s Chief Executive Officer (CEO), President, and Principal Executive Officer (PEO), is organized into the Company’s five reportable operating segments and is consistent with how the CODM evaluates performance and allocates resources. The CODM reviews such operations in the aggregate with the reportable operating segments.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales
UGG brand wholesale	$512,401	$451,841	$654,954	$573,386
HOKA brand wholesale	362,344	262,973	695,076	523,820
Teva brand wholesale	12,132	12,150	43,491	47,282
Sanuk brand wholesale (1)	1,895	3,348	6,328	9,818
Other brands wholesale	24,881	29,862	28,586	31,289
Direct-to-Consumer (1)	397,667	331,733	708,232	582,103
Total	$1,311,320	$1,091,907	$2,136,667	$1,767,698

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from operations
UGG brand wholesale	$195,494	$165,902	$233,924	$182,768
HOKA brand wholesale	115,941	81,873	240,635	168,397
Teva brand wholesale	(1,216)	(647)	5,573	8,590
Sanuk brand wholesale (1)	(3,258)	(303)	(1,655)	456
Other brands wholesale	2,023	6,459	466	4,418
Direct-to-Consumer (1)	143,447	112,255	249,857	187,717
Unallocated overhead costs	(147,345)	(140,922)	(290,907)	(256,993)
Total	$305,086	$224,617	$437,893	$295,353

(1) Represents financial results from July 1, 2024 and April 1, 2024, through the Sanuk Brand Sale Date for the current period. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” for further information.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	September 30, 2024	March 31, 2024
Assets
UGG brand wholesale	$803,422	$247,136
HOKA brand wholesale	448,495	436,147
Teva brand wholesale	39,776	81,703
Sanuk brand wholesale (1)	929	18,526
Other brands wholesale	41,390	9,379
Direct-to-Consumer	285,241	263,840
Total assets from reportable operating segments	1,619,253	1,056,731
Unallocated cash and cash equivalents	1,225,681	1,502,051
Unallocated deferred tax assets, net	73,322	72,584
Unallocated other corporate assets	479,880	504,213
Total	$3,398,136	$3,135,579

(1) Effective on the Sanuk Brand Sale Date, the Sanuk brand and certain related assets were sold and the balance as of September 30, 2024 primarily represents unsold accounts receivable yet to be collected, all within the former Sanuk brand wholesale reportable operating segment. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” for further information.

NOTE 11. CONCENTRATION OF BUSINESS

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
International net sales	$457,410	$343,874	$766,901	$600,130
% of net sales	34.9%	31.5%	35.9%	33.9%
Net sales in foreign currencies	$375,182	$292,344	$552,806	$441,315
% of net sales	28.6%	26.8%	25.9%	25.0%
Ten largest global customers as % of net sales	32.5%	33.6%	27.6%	27.9%

For the three and six months ended September 30, 2024, and 2023, no single foreign country comprised 10.0% or more of the Company’s total net sales. For the three and six months ended September 30, 2024, and 2023, no single global customer accounted for 10.0% or more of the Company’s total net sales.
As of September 30, 2024, the Company has one customer that represents 12.1% of trade accounts receivable, net, compared to two customers that in total represented 31.2% of trade accounts receivable, net as of March 31, 2024. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2024	March 31, 2024
United States	$282,872	$270,561
Foreign (1)	36,708	31,561
Total	$319,580	$302,122

(1) No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of September 30, 2024, and March 31, 2024.

NOTE 12. SUPPLIER FINANCE PROGRAM

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

The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers’ election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elected to participate in the SFP are presented in trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2024, and March 31, 2024, the Company had $2,354 and $3,483, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets. Payments made in connection with the SFP are reported as cash used in operating activities in the trade accounts payable line item of the condensed consolidated statements of cash flows.

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

OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, Koolaburra, and AHNU. We believe our products are distinctive and appeal to a broad demographic. We sell our products through quality domestic and international retailers, international distributors, and directly to our global consumers through our DTC business, which is comprised of our Company-owned e-commerce websites and retail stores. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, performance, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.

FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the six months ended September 30, 2024, compared to the prior period, were as follows:

•Net sales increased 20.9% to $2,136,667.
◦Channel
▪Wholesale channel net sales increased 20.5% to $1,428,435.
▪DTC channel net sales increased 21.7% to $708,232.
◦Geography
▪Domestic net sales increased 17.3% to $1,369,766.
▪International net sales increased 27.8% to $766,901.
•Gross margin increased 370 basis points to 56.3%.
•Income from operations increased 48.3% to $437,893.
•Diluted earnings per share increased 51.9% to $2.34 per share.

RECENT DEVELOPMENTS

CEO Transition. Effective August 1, 2024, Dave Powers retired as CEO and President of our Company. Our Board appointed Stefano Caroti as CEO and President, to succeed Mr. Powers, effective August 1, 2024. At the Annual Meeting, Mr. Powers was elected to continue to serve as a member of our Board, and Mr. Caroti was elected as a member of our Board, effective September 9, 2024. The promotion of Mr. Caroti represents the culmination of our Board’s active engagement in a planned multi-year succession process.
Forward Stock Split and Authorized Share Increase. On September 13, 2024, we effected the stock split and the authorized share increase. Our financial results included within this Quarterly Report have been retroactively adjusted to reflect the effectiveness of the stock split and the authorized share increase. Refer to Note 1, “General,” in the condensed consolidated financial statements within this Quarterly Report for further information.

Sanuk Brand Asset Sale. During the three months ended September 30, 2024, we entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets which was completed on the Sanuk Brand Sale Date of August 15, 2024.

Financial results for our reportable operating segments present the former Sanuk brand through the Sanuk Brand Sale Date for the current period. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

We expect our business and industry will continue to be impacted by several important trends and uncertainties, which have not materially changed from those included in our 2024 Annual Report. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further discussion. Refer to Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.

REPORTABLE OPERATING SEGMENT OVERVIEW

As of September 30, 2024, our five reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, and Other brands, as well as DTC. Information reported to the CODM, who is our CEO, President, and PEO, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

Teva Brand. The Teva brand, born in the depths of the Grand Canyon, has long been a favored brand among outdoor adventurers across the globe. Today, building on its foundation as a leader in sport sandals and its authentic outdoor heritage, the Teva brand’s thoughtfully designed and accessible products are built for a range of outdoor pursuits, connecting with a vibrant, diverse audience passionate about exploration. The Teva brand’s collection includes a variety of footwear options, from classic sandals and shoes to boots, all crafted for the demands of the outdoors.

Other Brands. Other brands consist primarily of the Koolaburra brand, as well as the recently launched AHNU brand. The Koolaburra brand is a casual footwear fashion line that uses plush materials and is intended to target the value-oriented consumer in order to complement the UGG brand offering. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear.

Refer to the section titled “Reportable Operating Segment Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further discussion of our outlook on consumer demand drivers for our products.

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

As of September 30, 2024, we have a total of 178 global retail stores (including 139 UGG brand retail stores and 39 HOKA brand retail stores), which includes 92 concept stores and 86 outlet stores.

Refer to the section titled “Reportable Operating Segment Overview” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report for further details on our DTC reportable operating segment, including retail store definitions, as well as our former Sanuk brand. Refer to the section titled “Recent Developments” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Quarterly Report, for discussion on the sale of the Sanuk brand.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023. Results of operations were as follows:

	Three Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,311,320	100.0%	$1,091,907	100.0%	$219,413	20.1%
Cost of sales	578,048	44.1	508,888	46.6	(69,160)	(13.6)
Gross profit	733,272	55.9	583,019	53.4	150,253	25.8
Selling, general, and administrative expenses	428,186	32.7	358,402	32.8	(69,784)	(19.5)
Income from operations	305,086	23.2	224,617	20.6	80,469	35.8
Total other income, net	(13,826)	(1.1)	(9,700)	(0.9)	4,126	42.5
Income before income taxes	318,912	24.3	234,317	21.5	84,595	36.1
Income tax expense	76,591	5.8	55,770	5.1	(20,821)	(37.3)
Net income	242,321	18.5	178,547	16.4	63,774	35.7
Total other comprehensive income (loss), net of tax	10,775	0.8	(2,117)	(0.2)	12,892	609.0
Comprehensive income	$253,096	19.3%	$176,430	16.2%	$76,666	43.5%
Net income per share
Basic	$1.59		$1.14		$0.45	39.5%
Diluted	$1.59		$1.14		$0.45	39.5%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$853,910	$748,033	$105,877	14.2%
International	457,410	343,874	113,536	33.0
Total	$1,311,320	$1,091,907	$219,413	20.1%
Net sales by brand and channel
UGG brand
Wholesale	$512,401	$451,841	$60,560	13.4%
Direct-to-Consumer	177,464	158,649	18,815	11.9
Total	689,865	610,490	79,375	13.0
HOKA brand
Wholesale	362,344	262,973	99,371	37.8
Direct-to-Consumer	208,552	160,988	47,564	29.5
Total	570,896	423,961	146,935	34.7
Teva brand
Wholesale	12,132	12,150	(18)	(0.1)
Direct-to-Consumer	9,860	9,355	505	5.4
Total	21,992	21,505	487	2.3

	Three Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Sanuk brand (1)
Wholesale	1,895	3,348	(1,453)	(43.4)
Direct-to-Consumer	922	2,033	(1,111)	(54.6)
Total	2,817	5,381	(2,564)	(47.6)
Other brands
Wholesale	24,881	29,862	(4,981)	(16.7)
Direct-to-Consumer	869	708	161	22.7
Total	25,750	30,570	(4,820)	(15.8)
Total	$1,311,320	$1,091,907	$219,413	20.1%
Total Wholesale	$913,653	$760,174	$153,479	20.2%
Total Direct-to-Consumer	397,667	331,733	65,934	19.9
Total	$1,311,320	$1,091,907	$219,413	20.1%

(1) Represents financial results from July 1, 2024 through the Sanuk Brand Sale Date for the three months ended September 30, 2024. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

Total net sales increased primarily due to higher global net sales across all channels for the HOKA and UGG brands. On a constant currency basis, net sales increased by 20.4%, compared to the prior period. Further, we experienced an increase of 19.0% in the total volume of units sold to 21,300 from 17,900, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased primarily due to higher global net sales across the brand’s product assortment, driven by market share gains and benefits from select new points of distribution with key partners globally, as well as the timing of certain distributor shipments.

•DTC net sales increased primarily due to higher global sales for the HOKA and UGG brands, driven primarily by consumer acquisition and retention online as we continued to experience increased demand for both brands, especially among international regions. Comparable DTC channel net sales for the 13 weeks ended September 29, 2024, increased by 17.0%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher global net sales as a result of increased demand for year-round key product franchises, also benefiting from timing of sell-in for fall and winter franchises.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 33.0% and represented 34.9% and 31.5% of total net sales for the three months ended September 30, 2024, and 2023, respectively. These changes were primarily driven by higher global net sales across all channels for the HOKA and UGG brands.

Gross Profit. Gross margin increased to 55.9% from 53.4%, compared to the prior period, primarily due to favorable brand and product mix for the HOKA brand along with higher margin product driving a higher proportion of growth for both the HOKA and UGG brands, and reduced closeouts to the wholesale channel. These benefits were partially offset by unfavorable freight costs due to rising ocean freight costs, and slightly unfavorable channel mix shifts.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $32,000, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other operating expenses of approximately $25,600, primarily due to higher contract expenses, legal expenses, and infrastructure investments and related depreciation.

•Increased payroll and related costs of approximately $20,300, primarily due to investments in talent for key functions for corporate and HOKA brand roles driving higher employee headcount and full-year costs for prior comparable period hiring.

•Increased other variable net selling expenses of approximately $11,300, primarily due to higher warehouse expenses, sales commissions and related fees, and credit card fees, as well as higher rent and occupancy costs related to HOKA brand growth.

•Increased net foreign currency-related gains of approximately $19,500, primarily driven by favorable changes in Asian and European exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$195,494	$165,902	$29,592	17.8%
HOKA brand wholesale	115,941	81,873	34,068	41.6
Teva brand wholesale	(1,216)	(647)	(569)	(87.9)
Sanuk brand wholesale (1)	(3,258)	(303)	(2,955)	(975.2)
Other brands wholesale	2,023	6,459	(4,436)	(68.7)
Direct-to-Consumer (1)	143,447	112,255	31,192	27.8
Unallocated overhead costs	(147,345)	(140,922)	(6,423)	(4.6)
Total	$305,086	$224,617	$80,469	35.8%

(1) Represents financial results from July 1, 2024 through the Sanuk Brand Sale Date for the three months ended September 30, 2024. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, combined with slightly lower SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA and UGG brands at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•Unallocated overhead costs were a lower percentage of net sales, but increased primarily due to higher other operating expenses and payroll costs for key corporate roles to support growth of our brands, partially offset by increased foreign currency-related gains.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2024	2023
Income tax expense	$76,591	$55,770
Effective income tax rate	24.0%	23.8%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to the effects of discrete items, including a change in valuation allowance on tax attributes and a change in return-to-provision differences, partially offset by net discrete tax benefits for stock-based compensation.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales and operating margins, as well as higher interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes in the net asset position against Asian and European foreign currency exchange rates, partially offset by higher unrealized losses on cash flow hedges.

Six Months Ended September 30, 2024, Compared to Six Months Ended September 30, 2023. Results of operations were as follows:

	Six Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$2,136,667	100.0%	$1,767,698	100.0%	$368,969	20.9%
Cost of sales	933,395	43.7	838,255	47.4	(95,140)	(11.3)
Gross profit	1,203,272	56.3	929,443	52.6	273,829	29.5
Selling, general, and administrative expenses	765,379	35.8	634,090	35.9	(131,289)	(20.7)
Income from operations	437,893	20.5	295,353	16.7	142,540	48.3
Total other income, net	(30,172)	(1.4)	(20,328)	(1.2)	9,844	48.4
Income before income taxes	468,065	21.9	315,681	17.9	152,384	48.3
Income tax expense	110,119	5.1	73,582	4.2	(36,537)	(49.7)
Net income	357,946	16.8	242,099	13.7	115,847	47.9
Total other comprehensive income (loss), net of tax	6,975	0.3	(10,416)	(0.6)	17,391	167.0
Comprehensive income	$364,921	17.1%	$231,683	13.1%	$133,238	57.5%
Net income per share
Basic	$2.35		$1.55		$0.80	51.6%
Diluted	$2.34		$1.54		$0.80	51.9%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Six Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,369,766	$1,167,568	$202,198	17.3%
International	766,901	600,130	166,771	27.8
Total	$2,136,667	$1,767,698	$368,969	20.9%
Net sales by brand and channel
UGG brand
Wholesale	$654,954	$573,386	$81,568	14.2%
Direct-to-Consumer	257,862	232,624	25,238	10.8
Total	912,816	806,010	106,806	13.3
HOKA brand
Wholesale	695,076	523,820	171,256	32.7
Direct-to-Consumer	420,998	320,625	100,373	31.3
Total	1,116,074	844,445	271,629	32.2
Teva brand
Wholesale	43,491	47,282	(3,791)	(8.0)
Direct-to-Consumer	24,811	22,621	2,190	9.7
Total	68,302	69,903	(1,601)	(2.3)
Sanuk brand (1)
Wholesale	6,328	9,818	(3,490)	(35.5)
Direct-to-Consumer	3,351	5,142	(1,791)	(34.8)
Total	9,679	14,960	(5,281)	(35.3)
Other brands
Wholesale	28,586	31,289	(2,703)	(8.6)
Direct-to-Consumer	1,210	1,091	119	10.9
Total	29,796	32,380	(2,584)	(8.0)
Total	$2,136,667	$1,767,698	$368,969	20.9%
Total Wholesale	$1,428,435	$1,185,595	$242,840	20.5%
Total Direct-to-Consumer	708,232	582,103	126,129	21.7
Total	$2,136,667	$1,767,698	$368,969	20.9%

(1) Represents financial results from April 1, 2024 through the Sanuk Brand Sale Date for the six months ended September 30, 2024. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

Total net sales increased primarily due to higher global net sales across all channels for the HOKA and UGG brands. On a constant currency basis, net sales increased by 21.4%, compared to the prior period. Further, we experienced an increase of 16.8% in the total volume of units sold to 34,000 from 29,100, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Wholesale net sales of the HOKA brand increased primarily due to higher global sales across the brand’s product assortment, driven by market share gains, refilling channel inventory, and benefits from select new points of distribution with key partners, as well as the timing of certain distributor shipments.

•DTC net sales increased primarily due to higher global sales for the HOKA and UGG brands, driven primarily by consumer acquisition and retention online as we continued to experience increased demand for both brands, as well as a slight benefit from higher levels of full-price selling. Comparable DTC channel net sales for the 26 weeks ended September 29, 2024, increased by 19.3%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher global sales as a result of increased demand for year-round key product franchises, also benefiting from timing of sell-in for fall and winter franchises.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 27.8% and represented 35.9% and 33.9% of total net sales for the six months ended September 30, 2024, and 2023, respectively. These changes were primarily driven by higher global net sales for both channels for the HOKA and UGG brands.

Gross Profit. Gross margin increased to 56.3% from 52.6%, compared to the prior period, primarily due to favorable brand and product mix for the HOKA brand along with higher margin product driving a higher proportion of growth for both the HOKA and UGG brands and higher full-price selling, including reduced closeouts to the wholesale channel.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $47,800, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased payroll and related costs of approximately $45,200, primarily due to investments in talent for key functions for corporate and HOKA brand roles driving higher employee headcount and full-year costs for prior comparable period hiring.

•Increased other operating expenses of approximately $33,200, primarily due to higher infrastructure investments and related depreciation, contract expenses, and travel expenses.

•Increased other variable net selling expenses of approximately $20,100, primarily due to higher rent and occupancy costs related to HOKA brand growth, higher warehouse expenses and credit card fees, as well as higher selling expenses, including sales commissions and related fees, and materials and supplies.

•Increased net foreign currency-related gains of approximately $15,100, primarily driven by favorable changes in Asian and European exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$233,924	$182,768	$51,156	28.0%
HOKA brand wholesale	240,635	168,397	72,238	42.9
Teva brand wholesale	5,573	8,590	(3,017)	(35.1)
Sanuk brand wholesale (1)	(1,655)	456	(2,111)	(462.9)
Other brands wholesale	466	4,418	(3,952)	(89.5)
Direct-to-Consumer (1)	249,857	187,717	62,140	33.1
Unallocated overhead costs	(290,907)	(256,993)	(33,914)	(13.2)
Total	$437,893	$295,353	$142,540	48.3%

(1) Represents financial results from April 1, 2024 through the Sanuk Brand Sale Date for the six months ended September 30, 2024. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, combined with slightly lower SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA and UGG brands at higher gross margins, partially offset by a slightly higher rate of SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, combined with relatively flat SG&A expenses as a percentage of net sales.

•The increase in income from operations of UGG brand wholesale was primarily due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•Unallocated overhead costs were lower as a percentage of net sales, but increased primarily due to higher payroll costs for key corporate roles to support growth of our brands, and higher other operating expenses, partially offset by increased foreign currency-related gains.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2024	2023
Income tax expense	$110,119	$73,582
Effective income tax rate	23.5%	23.3%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to the effects of discrete items, including a change in valuation allowance on tax attributes and a change in return-to-provision differences, partially offset by net discrete tax benefits for stock-based compensation.

Net Income. The increase in net income, compared to the prior period, was primarily due to higher net sales and operating margins, as well as higher interest income. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes in the net asset position against Asian and European foreign currency exchange rates, partially offset by higher unrealized losses on cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash and Cash Equivalents. As of September 30, 2024, our cash and cash equivalents are $1,225,681, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet the long-term requirements of our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax laws and regulations, and our actual earnings in future periods. During the six months ended September 30, 2024, and 2023, no cash and cash equivalents were repatriated. As of September 30, 2024, and March 31, 2024, we have $273,887 and $263,820, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2024 Annual Report for further information regarding our cash repatriation strategy.

Revolving Credit Facilities. Information about the revolving credit facilities available as of September 30, 2024, is as follows:

•Primary Credit Facility. During the six months ended September 30, 2024, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2024 Annual Report.

•China Credit Facility. During the six months ended September 30, 2024, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2024 Annual Report.

•Debt Covenants. As of September 30, 2024, we are in compliance with all financial covenants under our revolving credit facilities.

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

Contractual Obligations. Refer to the section titled “Leases” under Note 5, “Commitments and Contingencies,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information regarding our material contractual obligations incurred during the six months ended September 30, 2024, and through October 11, 2024.

Except for the above, there were no other material changes outside the ordinary course of business to the contractual obligations or capital expenditures disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report.

Stock Repurchase Program. As of September 30, 2024, the aggregate remaining approved amount under our stock repurchase program is $685,413. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.

CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended September 30,
	2024	2023	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$22,100	$121,528	$(99,428)	(81.8)%
Net cash used in investing activities	(34,442)	(57,402)	22,960	40.0
Net cash used in financing activities	(267,014)	(217,149)	(49,865)	(23.0)
Effect of foreign currency exchange rates on cash and cash equivalents	2,986	(5,721)	8,707	152.2
Net change in cash and cash equivalents	$(276,370)	$(158,744)	$(117,626)	(74.1)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in working capital.

The decrease in net cash provided by operating activities during the six months ended September 30, 2024, compared to the prior period, was due to $233,409 of unfavorable changes in operating assets and liabilities partially offset by $133,981 of favorable net income after non-cash adjustments. Changes in operating assets and liabilities were primarily due to (1) higher purchases of inventory to support higher demand for our brands, (2) lower net trade accounts payable related to timing of receipts of goods and services and respective disbursements, (3) higher trade accounts receivable on higher net sales, (4) lower accrued expenses primarily for the payment of performance-based compensation; and (5) favorable changes due to timing of derivative cash settlements.

Investing Activities. The decrease in net cash used in investing activities during the six months ended September 30, 2024, compared to the prior period, was primarily due to lower capital expenditures for leasehold improvements for our warehouses and DCs, and by an increase from cash proceeds from the sale of certain assets.

Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2024, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2024.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (Board) has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase our common stock under the same conditions as the prior stock repurchase programs. As of September 30, 2024, the aggregate remaining approved amount under the stock repurchase program is $685,413.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of September 30, 2024, we have not exceeded the stated leverage ratios, and no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2024, was as follows:

	Total Number of Shares Repurchased (1) (4)	Weighted Average Price per Share Paid (4)	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (3)
July 1 - July 31, 2024	276,840	$150.42	$41,641	$748,095
August 1 - August 31, 2024	250,998	153.01	38,405	709,690
September 1 - September 30, 2024	158,106	153.55	24,277	685,413
Total	685,944	152.09	$104,323	685,413

(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.
(4) Per share and share data in this table has been adjusted to reflect the six-for-one forward stock split of our common stock that was effected on September 13, 2024. Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information.

Subsequent to September 30, 2024, through October 11, 2024, we repurchased 85,960 shares at a weighted average price of $158.54 per share for $13,628 and had $671,785 remaining authorized under our stock repurchase program.

Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on repurchases of our common stock.

ITEM 5. OTHER INFORMATION

DIRECTOR AND EXECUTIVE OFFICER TRADING PLANS AND ARRANGEMENTS

Our directors and executive officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock. These plans or arrangements may constitute Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, in each case as defined under Item 408(a) of Regulation S-K.

During the three months ended September 30, 2024, no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through September 13, 2024
*3.2	Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through September 9, 2024
#10.1	Deckers Outdoor Corporation 2024 Employee Stock Purchase Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 13, 2024, and incorporated by reference herein)
#10.2	Deckers Outdoor Corporation 2024 Stock Incentive Plan (Exhibit 10.2 to the Registrant’s Form 8-K filed on September 13, 2024, and incorporated by reference herein)
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 31, 2024