Form 10-Q
period 2024-12-31
DECKERS OUTDOOR CORP
filed 2025-02-03
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 16, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 151,773,639.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2024 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:

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

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2024	March 31, 2024
ASSETS		(AUDITED)
Cash and cash equivalents	$2,240,923	$1,502,051
Trade accounts receivable, net of allowances ($41,837 and $27,331 as of December 31, 2024, and March 31, 2024, respectively)	303,079	296,565
Inventories	576,669	474,311
Prepaid expenses	47,005	34,284
Other current assets	79,242	92,713
Income tax receivable	27,194	43,559
Total current assets	3,274,112	2,443,483
Property and equipment, net of accumulated depreciation ($391,945 and $349,138 as of December 31, 2024, and March 31, 2024, respectively) (Note 11)	323,413	302,122
Operating lease assets	218,876	225,669
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($24,417 and $91,314 as of December 31, 2024, and March 31, 2024, respectively)	15,798	27,083
Deferred tax assets, net	65,377	72,584
Other assets	52,787	50,648
Total assets	$3,964,353	$3,135,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$586,371	$378,503
Accrued payroll	97,336	123,653
Operating lease liabilities	46,014	53,581
Other accrued expenses	192,276	106,785
Income tax payable	99,119	52,338
Value added tax payable	11,766	5,133
Total current liabilities	1,032,882	719,993
Long-term operating lease liabilities	211,015	213,298
Income tax liability	37,499	52,470
Other long-term liabilities	52,038	42,350
Total long-term liabilities	300,552	308,118
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock (par value $0.01 per share; 750,000 shares authorized; shares issued and outstanding of 151,770 and 153,554 as of December 31, 2024, and March 31, 2024, respectively)	1,518	1,536
Additional paid-in capital	259,947	243,050
Retained earnings	2,424,898	1,913,615
Accumulated other comprehensive loss (Note 8)	(55,444)	(50,733)
Total stockholders’ equity	2,630,919	2,107,468
Total liabilities and stockholders’ equity	$3,964,353	$3,135,579

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales (Note 2, Note 10, and Note 11)	$1,827,165	$1,560,307	$3,963,832	$3,328,005
Cost of sales	724,542	643,738	1,657,937	1,481,993
Gross profit	1,102,623	916,569	2,305,895	1,846,012
Selling, general, and administrative expenses	535,349	428,670	1,300,728	1,062,760
Income from operations (Note 10)	567,274	487,899	1,005,167	783,252
Interest income	(15,978)	(11,895)	(48,027)	(33,271)
Interest expense	610	911	2,792	2,927
Other income, net	(1,300)	(170)	(1,605)	(1,138)
Total other income, net	(16,668)	(11,154)	(46,840)	(31,482)
Income before income taxes	583,942	499,053	1,052,007	814,734
Income tax expense (Note 4)	127,208	109,134	237,327	182,716
Net income	456,734	389,919	814,680	632,018
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on cash flow hedges	6,021	(3,645)	2,555	110
Foreign currency translation (loss) gain	(17,707)	10,722	(7,266)	(3,449)
Total other comprehensive (loss) income, net of tax	(11,686)	7,077	(4,711)	(3,339)
Comprehensive income	$445,048	$396,996	$809,969	$628,679
Net income per share
Basic	$3.01	$2.53	$5.35	$4.06
Diluted	$3.00	$2.52	$5.33	$4.03
Weighted-average common shares outstanding (Note 9)
Basic	151,820	153,985	152,307	155,716
Diluted	152,386	154,865	152,924	156,670

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	153,554	$1,536	$243,050	$1,913,615	$(50,733)	$2,107,468
Stock-based compensation	2	—	8,231	—	—	8,231
Shares issued upon vesting	6	—	—	—	—	—
Exercise of stock options	54	1	600	—	—	601
Shares withheld for taxes	—	—	(495)	—	—	(495)
Repurchases of common stock (Note 8)	(1,062)	(11)	—	(151,956)	—	(151,967)
Excise taxes related to repurchases of common stock	—	—	—	(1,181)	—	(1,181)
Net income	—	—	—	115,625	—	115,625
Total other comprehensive loss	—	—	—	—	(3,800)	(3,800)
Balance, June 30, 2024	152,554	1,526	251,386	1,876,103	(54,533)	2,074,482
Stock-based compensation	2	—	11,657	—	—	11,657
Shares issued upon vesting	129	1	1,637	—	—	1,638
Exercise of stock options	9	—	93	—	—	93
Shares withheld for taxes	—	—	(12,561)	—	—	(12,561)
Repurchases of common stock (Note 8)	(686)	(7)	—	(104,316)	—	(104,323)
Excise taxes related to repurchases of common stock	—	—	—	(843)	—	(843)
Net income	—	—	—	242,321	—	242,321
Total other comprehensive income	—	—	—	—	10,775	10,775
Balance, September 30, 2024	152,008	1,520	252,212	2,013,265	(43,758)	2,223,239
Stock-based compensation	2	—	8,653	—	—	8,653
Shares issued upon vesting	8	—	—	—	—	—
Exercise of stock options	27	—	274	—	—	274
Shares withheld for taxes	—	—	(1,192)	—	—	(1,192)
Repurchases of common stock (Note 8)	(275)	(2)	—	(44,719)	—	(44,721)
Excise taxes related to repurchases of common stock	—	—	—	(382)	—	(382)
Net income	—	—	—	456,734	—	456,734
Total other comprehensive loss	—	—	—	—	(11,686)	(11,686)
Balance, December 31, 2024	151,770	$1,518	$259,947	$2,424,898	$(55,444)	$2,630,919

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	157,054	$1,571	$230,841	$1,572,356	$(39,035)	$1,765,733
Stock-based compensation	4	—	6,877	—	—	6,877
Shares issued upon vesting	16	—	—	—	—	—
Exercise of stock options	47	—	548	—	—	548
Shares withheld for taxes	—	—	(698)	—	—	(698)
Repurchases of common stock (Note 8)	(314)	(3)	—	(25,466)	—	(25,469)
Excise taxes related to repurchases of common stock	—	—	—	(123)	—	(123)
Net income	—	—	—	63,552	—	63,552
Total other comprehensive loss	—	—	—	—	(8,299)	(8,299)
Balance, June 30, 2023	156,807	1,568	237,568	1,610,319	(47,334)	1,802,121
Stock-based compensation	3	—	9,802	—	—	9,802
Shares issued upon vesting	144	1	1,164	—	—	1,165
Exercise of stock options	46	—	533	—	—	533
Shares withheld for taxes	—	—	(7,759)	—	—	(7,759)
Repurchases of common stock (Note 8)	(2,082)	(21)	—	(185,448)	—	(185,469)
Excise taxes related to repurchases of common stock	—	—	—	(1,693)	—	(1,693)
Net income	—	—	—	178,547	—	178,547
Total other comprehensive loss	—	—	—	—	(2,117)	(2,117)
Balance, September 30, 2023	154,918	1,548	241,308	1,601,725	(49,451)	1,795,130
Stock-based compensation	3	1	11,845	—	—	11,846
Shares issued upon vesting	14	—	—	—	—	—
Exercise of stock options	135	2	1,442	—	—	1,444
Shares withheld for taxes	—	—	(696)	—	—	(696)
Repurchases of common stock (Note 8)	(1,178)	(12)	—	(99,685)	—	(99,697)
Excise taxes related to repurchases of common stock	—	—	—	(833)	—	(833)
Net income	—	—	—	389,919	—	389,919
Total other comprehensive income	—	—	—	—	7,077	7,077
Balance, December 31, 2023	153,892	$1,539	$253,899	$1,891,126	$(42,374)	$2,104,190

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$814,680	$632,018
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	50,911	40,901
Amortization on cloud computing arrangements	1,858	1,651
Bad debt expense	5,294	2,212
Deferred tax expense	5,791	2,850
Stock-based compensation	28,774	28,687
Loss on disposal of assets	3,022	235
Impairment of cloud computing arrangements, operating lease, and other long-lived assets	3,699	1,129
Changes in operating assets and liabilities:
Trade accounts receivable, net	(11,809)	(32,379)
Inventories	(105,787)	(6,111)
Prepaid expenses and other current assets	2,502	(22,498)
Income tax receivable	16,364	(10,585)
Net operating lease assets and lease liabilities	(2,791)	8,188
Other assets	(6,161)	(6,595)
Trade accounts payable	206,893	242,496
Other accrued expenses	64,307	92,042
Income tax payable	46,781	92,028
Other long-term liabilities	(6,813)	(4,411)
Net cash provided by operating activities	1,117,515	1,061,858
INVESTING ACTIVITIES
Purchases of property and equipment	(69,729)	(74,078)
Proceeds from sale of assets	11,168	34
Net cash used in investing activities	(58,561)	(74,044)
FINANCING ACTIVITIES
Proceeds from issuance of stock	1,638	1,165
Proceeds from exercise of stock options	968	2,525
Repurchases of common stock	(301,011)	(310,635)
Cash paid for excise taxes related to repurchases of common stock	(3,985)	—
Cash paid for shares withheld for taxes	(14,248)	(9,153)
Net cash used in financing activities	(316,638)	(316,098)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,444)	(2,709)
Net change in cash and cash equivalents	738,872	669,007
Cash and cash equivalents at beginning of period	1,502,051	981,795
Cash and cash equivalents at end of period	$2,240,923	$1,650,802

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$182,282	$108,439
Interest	1,246	1,358
Operating leases	52,165	49,283
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	979	(10,162)
Accrued for asset retirement obligation assets related to leasehold improvements	1,399	1,094
Leasehold improvements acquired through tenant allowances	—	8,127
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	2,406	2,649

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include the UGG, HOKA, Teva, Koolaburra, and AHNU brands. Refer to the section titled “Reportable Operating Segments,” below within this Note 1, “General,” for information on the sale of the Sanuk brand during the three months ended September 30, 2024 (prior quarter) and the Company’s plans to phase out standalone operations for the Koolaburra brand.

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

Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2024, and for the three and nine months ended December 31, 2024 (current period), and 2023 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2024, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (prior fiscal year), which was filed with the SEC on May 24, 2024 (2024 Annual Report).

Forward Stock Split and Authorized Share Increase. On September 13, 2024, the Company (i) effected a six-for-one forward stock split of its common stock and preferred stock (the stock split), and (ii) increased the number of authorized shares of its common stock from 125,000,000 to 750,000,000, and the number of authorized shares of its capital stock from 130,000,000 to 755,000,000 (the authorized share increase). The stock split and the authorized share increase were effected through the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation (Charter Amendment) with the Secretary of State of the State of Delaware, which was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 9, 2024 (Annual Meeting). The Charter Amendment did not provide for any increase in the number of authorized shares of preferred stock, which remains at 5,000,000 shares. There are no shares of preferred stock outstanding as of December 31, 2024, and March 31, 2024. As a result of the stock split, every one share of common stock outstanding on September 6, 2024, the record date for the stock split, was automatically split into six shares of common stock. The common stock commenced trading on a post-stock split adjusted basis on September 17, 2024.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
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

Reportable Operating Segments. As of December 31, 2024, the Company’s five reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, and Other brands (primarily consisting of the Koolaburra brand, as well as the recently launched AHNU brand), as well as DTC (collectively, the Company’s reportable operating segments).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Sanuk Brand. During the prior quarter, the Company entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets which was completed on August 15, 2024 (Sanuk Brand Sale Date). The Company determined that the divestiture of the Sanuk brand did not represent a strategic shift that had or will have a major effect on the condensed consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The Company’s financial results for its reportable operating segments present the former Sanuk brand through the Sanuk Brand Sale Date for all channels, and the former Sanuk brand wholesale reportable operating segment financial results has been reclassified into the Other brands wholesale reportable operating segment for all periods presented. Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

Koolaburra Brand. During the three months ended December 31, 2024, the Company began taking steps to phase out its standalone operations for the Koolaburra brand in order to maintain focus on the Company’s most significant organic opportunities. As part of this change, the Company expects to sunset Koolaburra.com at the close of this current fiscal year and wind down the Koolaburra brand in the wholesale channel throughout calendar year 2025. As of December 31, 2024, the Company has not incurred, nor expects to incur, material exit costs or obligations associated with this plan.

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

This ASU did not have a material impact on the recognition, measurement, or presentation of SFPs in the Company’s annual and interim consolidated financial statements. However, it did result in additional disclosure.

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
Not Yet Adopted. The following is a summary of each ASU that has been issued and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2023-07 - Improvements to Reportable Segment Disclosures	The ASU requires annual and interim disclosures of significant segment expenses, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the chief operating decision maker (CODM) in assessing segment performance and deciding how to allocate resources. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Q4 FY 2025 and Q1 FY 2026	Other than additional disclosures, the Company does not expect a material change to its annual and interim consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2023-09 - Improvements to Income Tax Disclosures	The ASU requires annual disclosures of prescribed standard categories for the components of the effective tax rate reconciliation, disclosure of income taxes paid disaggregated by jurisdiction, and other income-tax related disclosures. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2024. Early adoption is permitted.	Q4 FY 2026	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures in its annual and interim consolidated financial statements.
ASU 2024-03 - Disaggregation of Income Statement Expenses (as amended by ASU 2025-01)	The ASU requires disaggregated disclosure of relevant statement of comprehensive income expense captions including tabular presentation of prescribed expense categories such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense, gains, and losses required by existing US GAAP. The ASU is effective on a prospective basis, with retrospective application permitted, for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.	Q4 FY 2028 and Q1 FY 2029	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures in its annual and interim consolidated financial statements.

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

The following tables summarize changes in the estimated sales returns for the periods presented:

	Recovery Asset	Refund Liability
Balance, March 31, 2024	$13,866	$(55,327)
Net additions to sales return liability (1)	63,580	(266,277)
Actual returns	(47,842)	216,359
Balance, December 31, 2024	$29,604	$(105,245)

	Recovery Asset	Refund Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability (1)	52,700	(221,702)
Actual returns	(43,081)	180,736
Balance, December 31, 2023	$25,304	$(86,288)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Loyalty Programs. Activity related to loyalty programs was as follows:

	Nine Months Ended December 31,
	2024	2023
Beginning balance	$(17,586)	$(13,144)
Redemptions and expirations for loyalty certificates and points recognized in net sales	45,884	35,518
Deferred revenue for loyalty points and certificates issued	(56,363)	(45,002)
Ending balance	$(28,065)	$(22,628)

Deferred Revenue. Activity related to deferred revenue was as follows:

	Nine Months Ended December 31,
	2024	2023
Beginning balance	$(9,591)	$(13,448)
Additions of customer cash payments	(69,422)	(53,615)
Revenue recognized	60,217	45,739
Ending balance	$(18,796)	$(21,324)

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

Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,704,902	$1,704,902	$—	$—
Other current assets:
Designated Derivative Contracts asset	3,380	—	3,380	—
Other assets:
Non-qualified deferred compensation asset	16,824	16,824	—	—
Total assets measured at fair value	$1,725,106	$1,721,726	$3,380	$—

Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(1,192)	$(1,192)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(24,731)	(24,731)	—	—
Total liabilities measured at fair value	$(25,923)	$(25,923)	$—	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
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

NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income tax expense	$127,208	$109,134	$237,327	$182,716
Effective income tax rate	21.8%	21.9%	22.6%	22.4%

The tax provisions during the three and nine months ended December 31, 2024, and 2023, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2025, and March 31, 2024, respectively, and were adjusted for discrete items that occurred within the periods presented above. During the current period, the net change in the effective income tax rate, compared to the prior period, was primarily due to changes in jurisdictional mix of worldwide income before income taxes, partially offset by a lower benefit from net discrete items, including a change in return-to-provision adjustments and tax benefits for stock-based compensation. In addition, the net change in the effective income tax rate due to net discrete items during the nine months ended December 31, 2024 included a change in valuation allowance on tax attributes.

Recent Tax Law Changes. The Organization for Economic Co-operation and Development (commonly known as OECD) has released Pillar Two model rules introducing a 15% global minimum tax rate for large multinational corporations to be effective starting with tax periods ending in 2024. Various jurisdictions in which the Company operates have enacted or plan to enact legislation beginning in calendar year 2024 or in subsequent years. The enactment of Pillar Two legislation did not have a material effect on the Company’s condensed consolidated statements of comprehensive income during the current period. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as each of the respective jurisdictions enact the legislation and the legislation becomes effective.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company primarily leases retail stores, showrooms, offices, and distribution facilities under operating lease contracts. There were no material changes outside the ordinary course of business during the nine months ended December 31, 2024, to the operating lease terms disclosed in the 2024 Annual Report.

Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$23,814	$32,929	$39,912	$67,668
Reductions to operating lease assets for reductions to lease liabilities	(229)	(79)	(1,350)	(7,750)

(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances.

Purchase Obligations. There were no material changes outside the ordinary course of business during the nine months ended December 31, 2024, to purchase obligations disclosed in the 2024 Annual Report.

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
For the Three and Nine Months Ended December 31, 2024, and 2023
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

The Company will not grant any further equity awards under the 2015 SIP. Outstanding awards under the 2015 SIP will remain outstanding, unchanged and subject to the terms of the 2015 SIP and their respective award agreements. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the 2015 SIP that are outstanding after March 31, 2024, will be returned to the pool of shares available for grant and issuance under the 2024 SIP. As of December 31, 2024, 7,783,829 shares of common stock remained available for future issuance under the 2024 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Annual Stock Awards. The Company granted the following awards during the periods presented:

	Nine Months Ended December 31,
	2024		2023
Award Type	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
RSUs	159,891	$159.73	220,044	$92.12
LTIP PSUs (1)	72,213	173.09	125,076	105.65

(1) The amounts granted are at the target performance level under the terms of the applicable LTIP PSUs.

During the nine months ended December 31, 2024, with the exception of the RSU and LTIP PSU awards summarized above, additional material awards were not granted under the 2015 SIP or 2024 SIP.

For the LTIP PSUs granted during fiscal years ending March 31, 2025, 2024, and 2023, the Company expects to exceed the minimum threshold target performance criteria based on the Company’s current long-range forecast as of December 31, 2024. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information on the Company’s prior grants, including terms of each grant under the 2015 SIP.

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
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of December 31, 2024, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, is as follows:

Award Type	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$26,790	1.2
LTIP PSUs	23,585	1.0
Total	$50,375

NOTE 7. DERIVATIVE INSTRUMENTS

The Company enters into foreign currency forward or option contracts (derivative contracts) with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2024 Annual Report for further information related to accounting policies on the Company’s derivative contracts.

As of December 31, 2024, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

Notional value	$66,620
Fair value recorded in other current assets	3,380

As of December 31, 2024, three counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next three months. As of March 31, 2024, the Company had no outstanding derivative contracts.

The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Gain (loss) recorded in OCI	$6,575	$(1,318)	$2,219	$3,798
Reclassifications from AOCL into net sales	1,389	(3,503)	1,161	(3,652)
Income tax (expense) benefit in OCI	(1,943)	1,176	(825)	(36)
Total	$6,021	$(3,645)	$2,555	$110

The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2024, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next three months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of December 31, 2024, the aggregate remaining approved amount under the stock repurchase program is $640,692. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Nine Months Ended December 31,
	2024	2023
Total number of shares repurchased (1)	2,022,299	3,573,960
Weighted average price per share paid	$148.85	$86.92
Dollar value of shares repurchased (2) (3)	$301,011	$310,635

(1) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2024	March 31, 2024
Unrealized gain on cash flow hedges	$2,555	$—
Cumulative foreign currency translation loss	(57,999)	(50,733)
Total	$(55,444)	$(50,733)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
NOTE 9. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Basic	151,820,000	153,985,000	152,307,000	155,716,000
Dilutive effect of equity awards	566,000	880,000	617,000	954,000
Diluted	152,386,000	154,865,000	152,924,000	156,670,000

Excluded
RSUs	—	5,000	16,000	8,000
LTIP PSUs	272,000	551,000	292,000	551,000
Deferred Non-Employee Director Equity Awards	1,000	2,000	1,000	2,000
Employee Stock Purchase Plan	3,000	3,000	—	1,000

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
For the Three and Nine Months Ended December 31, 2024, and 2023
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

Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales
UGG brand wholesale	$467,998	$402,876	$1,122,952	$976,262
HOKA brand wholesale	305,241	252,222	1,000,317	776,042
Teva brand wholesale	18,853	20,449	62,344	67,731
Other brands wholesale (1)	23,736	26,614	58,650	67,721
Direct-to-Consumer (1)	1,011,337	858,146	1,719,569	1,440,249
Total	$1,827,165	$1,560,307	$3,963,832	$3,328,005

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income (loss) from operations
UGG brand wholesale	$190,888	$153,653	$424,812	$336,421
HOKA brand wholesale	84,052	83,654	324,687	252,051
Teva brand wholesale	(738)	2,047	4,835	10,637
Other brands wholesale (1)	5,350	(1,365)	4,161	3,509
Direct-to-Consumer (1)	481,021	401,075	730,878	588,792
Unallocated overhead costs	(193,299)	(151,165)	(484,206)	(408,158)
Total	$567,274	$487,899	$1,005,167	$783,252

(1) Includes current period partial financial results through the Sanuk Brand Sale Date and full financial results to date for the three and nine months ended December 31, 2023. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” for further information on the sale of the Sanuk brand completed in the prior quarter and the reclassification of financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)
Assets allocated to each reportable operating segment, with a reconciliation to the condensed consolidated balance sheets, are as follows:

	December 31, 2024	March 31, 2024
Assets
UGG brand wholesale	$357,634	$247,136
HOKA brand wholesale	464,046	436,147
Teva brand wholesale	54,354	81,703
Other brands wholesale (1)	12,224	27,905
Direct-to-Consumer	307,008	263,840
Total assets from reportable operating segments	1,195,266	1,056,731
Unallocated cash and cash equivalents	2,240,923	1,502,051
Unallocated deferred tax assets, net	65,377	72,584
Unallocated other corporate assets	462,787	504,213
Total	$3,964,353	$3,135,579

(1) Effective on the Sanuk Brand Sale Date, the Sanuk brand and certain related assets were sold, all within the former Sanuk brand wholesale reportable operating segment. The assets for the former Sanuk brand wholesale reportable operating segment as of March 31, 2024 are presented within the Other brands wholesale reportable operating segment. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” for further information.

NOTE 11. CONCENTRATION OF BUSINESS

Regions and Customers. The Company sells its products globally to customers and consumers in various countries, with net sales concentrations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
International net sales	$657,874	$511,918	$1,424,775	$1,112,048
% of net sales	36.0%	32.8%	35.9%	33.4%
Net sales in foreign currencies	$517,992	$415,505	$1,070,798	$856,820
% of net sales	28.3%	26.6%	27.0%	25.7%
Ten largest global customers as % of net sales	21.1%	22.5%	24.3%	25.2%

For the three and nine months ended December 31, 2024, and 2023, no single foreign country and no single global customer comprised 10.0% or more of the Company’s total net sales.

As of December 31, 2024, the Company has no customers that represent 10.0% of trade accounts receivable, net, compared to two customers that in total represented 31.2% of trade accounts receivable, net as of March 31, 2024. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2024, and 2023
(dollar amounts in thousands, except per share or share data)

Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2024	March 31, 2024
United States	$288,845	$270,561
Foreign (1)	34,568	31,561
Total	$323,413	$302,122

(1) No single foreign country’s property and equipment, net, represents 10.0% or more of the Company’s total property and equipment, net, as of December 31, 2024, and March 31, 2024.

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

The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers’ election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elected to participate in the SFP are presented in trade accounts payable in the condensed consolidated balance sheets. As of December 31, 2024, and March 31, 2024, the Company had $3,411 and $3,483, respectively, of balances outstanding related to the SFP recorded in trade accounts payable in the condensed consolidated balance sheets. Payments made in connection with the SFP are reported as cash used in operating activities in the trade accounts payable line item of the condensed consolidated statements of cash flows.

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

FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the nine months ended December 31, 2024, compared to the prior period, were as follows:

•Net sales increased 19.1% to $3,963,832.
◦Channel
▪Wholesale channel net sales increased 18.9% to $2,244,263.
▪DTC channel net sales increased 19.4% to $1,719,569.
◦Geography
▪Domestic net sales increased 14.6% to $2,539,057.
▪International net sales increased 28.1% to $1,424,775.
•Gross margin increased 270 basis points to 58.2%.
•Income from operations increased 28.3% to $1,005,167.
•Diluted earnings per share increased 32.3% to $5.33 per share.

RECENT DEVELOPMENTS

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

Sanuk Brand Asset Sale. During the three months ended September 30, 2024 (prior quarter), we entered into an agreement pursuant to which the buyer agreed to purchase the Sanuk brand and certain related assets which was completed on the Sanuk Brand Sale Date of August 15, 2024.

Financial results for our reportable operating segments present the former Sanuk brand through the Sanuk Brand Sale Date for the current period and full financial results for the three and nine months ended December 31, 2023. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

Koolaburra Brand. During the three months ended December 31, 2024, we began taking steps to phase out our standalone operations for the Koolaburra brand in order to maintain focus on our most significant organic opportunities. Refer to the section titled “Reportable Operating Segments” under subsection “Koolaburra Brand” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.

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

REPORTABLE OPERATING SEGMENT OVERVIEW

As of December 31, 2024, our five reportable operating segments include the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, and Other brands, as well as DTC. Information reported to the CODM, who is our CEO, President, and PEO, is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

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

As of December 31, 2024, we reclassified financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented. Refer to the section entitled “Recent Developments” above for further information regarding the sale of the Sanuk brand completed during the prior quarter.

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

As of December 31, 2024, we have a total of 179 global retail stores (including 139 UGG brand retail stores and 40 HOKA brand retail stores), which includes 93 concept stores and 86 outlet stores.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023. Results of operations were as follows:

	Three Months Ended December 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,827,165	100.0%	$1,560,307	100.0%	$266,858	17.1%
Cost of sales	724,542	39.7	643,738	41.3	(80,804)	(12.6)
Gross profit	1,102,623	60.3	916,569	58.7	186,054	20.3
Selling, general, and administrative expenses	535,349	29.3	428,670	27.4	(106,679)	(24.9)
Income from operations	567,274	31.0	487,899	31.3	79,375	16.3
Total other income, net	(16,668)	(1.0)	(11,154)	(0.7)	5,514	49.4
Income before income taxes	583,942	32.0	499,053	32.0	84,889	17.0
Income tax expense	127,208	7.0	109,134	7.0	(18,074)	(16.6)
Net income	456,734	25.0	389,919	25.0	66,815	17.1
Total other comprehensive (loss) income, net of tax	(11,686)	(0.6)	7,077	0.4	(18,763)	(265.1)
Comprehensive income	$445,048	24.4%	$396,996	25.4%	$48,052	12.1%
Net income per share
Basic	$3.01		$2.53		$0.48	19.0%
Diluted	$3.00		$2.52		$0.48	19.0%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Three Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$1,169,291	$1,048,389	$120,902	11.5%
International	657,874	511,918	145,956	28.5
Total	$1,827,165	$1,560,307	$266,858	17.1%
Net sales by brand and channel
UGG brand
Wholesale	$467,998	$402,876	$65,122	16.2%
Direct-to-Consumer	776,191	668,978	107,213	16.0
Total	1,244,189	1,071,854	172,335	16.1
HOKA brand
Wholesale	305,241	252,222	53,019	21.0
Direct-to-Consumer	225,667	177,051	48,616	27.5
Total	530,908	429,273	101,635	23.7
Teva brand
Wholesale	18,853	20,449	(1,596)	(7.8)
Direct-to-Consumer	5,211	5,152	59	1.1
Total	24,064	25,601	(1,537)	(6.0)

	Three Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Other brands (1)
Wholesale	23,736	26,614	(2,878)	(10.8)
Direct-to-Consumer	4,268	6,965	(2,697)	(38.7)
Total	28,004	33,579	(5,575)	(16.6)
Total	$1,827,165	$1,560,307	$266,858	17.1%
Total Wholesale	$815,828	$702,161	$113,667	16.2%
Total Direct-to-Consumer (1)	1,011,337	858,146	153,191	17.9
Total	$1,827,165	$1,560,307	$266,858	17.1%

(1) Includes full financial results to date for the three months ended December 31, 2023 for the former Sanuk brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the sale of the Sanuk brand completed in the prior quarter and the reclassification of financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented.

Total net sales increased primarily due to higher global net sales across all channels for the UGG and HOKA brands. On a constant currency basis, net sales increased by 16.6%, compared to the prior period. Further, we experienced an increase of 14.2% in the total volume of units sold to 24,900 from 21,800, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased primarily due to higher global sales for the UGG and HOKA brands, driven primarily by consumer acquisition and retention online as we continued to experience increased demand for both brands. Comparable DTC channel net sales for the 13 weeks ended December 29, 2024, increased by 18.3%, compared to the prior period.

•Wholesale net sales of the UGG brand increased primarily due to higher global net sales, particularly from international regions, as a result of increased demand for year-round key product franchises, strong partnerships with brand enhancing retailers, as well as benefits from increased inventory availability of key styles through peak season, compared to the prior period.

•Wholesale net sales of the HOKA brand increased globally, primarily driven by outsized increases from international distributor markets as we prepare the marketplace for key franchise upgrades, continued market share gains, and benefits from select new points of distribution with key partners.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 28.5% and represented 36.0% and 32.8% of total net sales for the three months ended December 31, 2024, and 2023, respectively. These changes were primarily driven by higher global net sales across all channels for the UGG and HOKA brands.

Gross Profit. Gross margin increased to 60.3% from 58.7%, compared to the prior period, primarily due to favorable product mix with higher margin UGG brand products driving a higher proportion of growth, fewer closeouts to the wholesale channel, higher levels of full price selling for the UGG brand, and a small benefit from favorable foreign currency exchange rates. These benefits were partially offset by higher freight costs and increased promotions for the HOKA brand as we prepare the marketplace for key franchise updates.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $33,200, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased net foreign currency-related losses of approximately $28,100, primarily driven by unfavorable changes in European, Asian, and Canadian exchange rates against the US dollar, compared to a favorable impact in the prior year.

•Increased other variable net selling expenses of approximately $16,200, primarily due to higher corporate warehouse expenses, as well as higher sales commissions and related fees for the UGG and HOKA brands, and rent and occupancy costs related to HOKA brand growth.

•Increased other operating expenses of approximately $15,000, primarily due to higher contract expenses and other operating expenses, as well as higher impairments in IT.

•Increased payroll and related costs of approximately $14,200, primarily due to investments in talent for key functions for corporate, HOKA brand, and UGG brand roles driving higher employee headcount and full-year costs for prior comparable period hiring, partially offset by lower performance-based compensation.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$190,888	$153,653	$37,235	24.2%
HOKA brand wholesale	84,052	83,654	398	0.5
Teva brand wholesale	(738)	2,047	(2,785)	(136.1)
Other brands wholesale (1)	5,350	(1,365)	6,715	491.9
Direct-to-Consumer (1)	481,021	401,075	79,946	19.9
Unallocated overhead costs	(193,299)	(151,165)	(42,134)	(27.9)
Total	$567,274	$487,899	$79,375	16.3%

(1) Includes full financial results to date for the three months ended December 31, 2023 for the former Sanuk brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the sale of the Sanuk brand completed in the prior quarter and the reclassification of financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher global net sales for the UGG and HOKA brands, a higher UGG brand gross margin, partially offset by higher SG&A expenses as a percentage of net sales, mainly driven by the HOKA brand.

•The increase in income from operations of UGG brand wholesale was due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The change in income from operations of HOKA brand wholesale was relatively flat to last year, despite higher global net sales, due to lower gross margins primarily related to preparing the marketplace for key franchise updates, and higher SG&A expenses as a percentage of net sales, primarily related to certain advertising and promotion expenses.

•The increase in unallocated overhead costs was higher as a percentage of net sales, primarily due to higher net foreign currency-related losses, as well as higher other operating expenses, including impairments in IT, and higher corporate warehouse expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was primarily due to higher interest income from higher invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2024	2023
Income tax expense	$127,208	$109,134
Effective income tax rate	21.8%	21.9%

The net decrease in our effective income tax rate, compared to the prior period, was primarily due to higher income tax expense from changes in jurisdictional mix of worldwide income before income taxes, partially offset by a lower benefit from net discrete items, including from return-to-provision adjustments and tax benefits for stock-based compensation.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive (Loss) Income, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to higher foreign currency translation losses relating to changes in the net asset position against Asian and European foreign currency exchange rates, partially offset by higher unrealized gains on derivative contracts.

Nine Months Ended December 31, 2024, Compared to Nine Months Ended December 31, 2023. Results of operations were as follows:

	Nine Months Ended December 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$3,963,832	100.0%	$3,328,005	100.0%	$635,827	19.1%
Cost of sales	1,657,937	41.8	1,481,993	44.5	(175,944)	(11.9)
Gross profit	2,305,895	58.2	1,846,012	55.5	459,883	24.9
Selling, general, and administrative expenses	1,300,728	32.8	1,062,760	32.0	(237,968)	(22.4)
Income from operations	1,005,167	25.4	783,252	23.5	221,915	28.3
Total other income, net	(46,840)	(1.1)	(31,482)	(1.0)	15,358	48.8
Income before income taxes	1,052,007	26.5	814,734	24.5	237,273	29.1
Income tax expense	237,327	5.9	182,716	5.5	(54,611)	(29.9)
Net income	814,680	20.6	632,018	19.0	182,662	28.9
Total other comprehensive loss, net of tax	(4,711)	(0.2)	(3,339)	(0.1)	(1,372)	(41.1)
Comprehensive income	$809,969	20.4%	$628,679	18.9%	$181,290	28.8%
Net income per share
Basic	$5.35		$4.06		$1.29	31.8%
Diluted	$5.33		$4.03		$1.30	32.3%

Net Sales. Net sales by location, and by brand and channel were as follows:

	Nine Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by location
Domestic	$2,539,057	$2,215,957	$323,100	14.6%
International	1,424,775	1,112,048	312,727	28.1
Total	$3,963,832	$3,328,005	$635,827	19.1%
Net sales by brand and channel
UGG brand
Wholesale	$1,122,952	$976,262	$146,690	15.0%
Direct-to-Consumer	1,034,053	901,602	132,451	14.7
Total	2,157,005	1,877,864	279,141	14.9
HOKA brand
Wholesale	1,000,317	776,042	224,275	28.9
Direct-to-Consumer	646,665	497,676	148,989	29.9
Total	1,646,982	1,273,718	373,264	29.3
Teva brand
Wholesale	62,344	67,731	(5,387)	(8.0)
Direct-to-Consumer	30,022	27,773	2,249	8.1
Total	92,366	95,504	(3,138)	(3.3)
Other brands (1)
Wholesale	58,650	67,721	(9,071)	(13.4)
Direct-to-Consumer	8,829	13,198	(4,369)	(33.1)
Total	67,479	80,919	(13,440)	(16.6)
Total	$3,963,832	$3,328,005	$635,827	19.1%
Total Wholesale	$2,244,263	$1,887,756	$356,507	18.9%
Total Direct-to-Consumer (1)	1,719,569	1,440,249	279,320	19.4
Total	$3,963,832	$3,328,005	$635,827	19.1%

(1) Includes current period partial financial results through the Sanuk Brand Sale Date and full financial results to date for the nine months ended December 31, 2023. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the sale of the Sanuk brand completed in the prior quarter and the reclassification of financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented.

Total net sales increased primarily due to higher global net sales across all channels for the HOKA and UGG brands. On a constant currency basis, net sales increased by 19.2%, compared to the prior period. Further, we experienced an increase of 15.9% in the total volume of units sold to 58,900 from 50,800, compared to the prior period. Units sold represents all units related to the total net sales presented, inclusive of all categories such as footwear, apparel, accessories, home goods, and care kits. The prior period total volume of units sold for only footwear has been modified to conform to the current period presentation.

Drivers of significant changes in net sales, compared to the prior period, were as follows:

•DTC net sales increased primarily due to higher global sales for the HOKA and UGG brands, driven primarily by consumer acquisition and retention online as we continued to experience increased demand for both brands. Comparable DTC channel net sales for the 39 weeks ended December 29, 2024, increased by 18.6%, compared to the prior period.

•Wholesale net sales of the HOKA brand increased primarily due to higher global sales across the brand’s product assortment, driven by market share gains, refilling channel inventory, and benefits from select new points of distribution with key partners, as well as the timing of certain distributor shipments.

•Wholesale net sales of the UGG brand increased primarily due to higher global sales, especially internationally, as a result of increased demand for year-round key product franchises, strong partnerships with brand enhancing retailers, as well as benefits from increased availability of products in the channel through the peak season, compared to the prior period.

•International net sales, which are included in the reportable operating segment net sales presented above, increased by 28.1% and represented 35.9% and 33.4% of total net sales for the nine months ended December 31, 2024, and 2023, respectively. These changes were primarily driven by higher global net sales for both channels for the HOKA and UGG brands.

Gross Profit. Gross margin increased to 58.2% from 55.5%, compared to the prior period, primarily due to favorable brand and product mix, with higher margin product driving a higher proportion of growth, and increased levels of full-price selling, including reduced closeouts to the wholesale channel; partially offset by unfavorable changes in freight costs.

Selling, General, and Administrative Expenses. The net increase in SG&A expenses, compared to the prior period, was primarily the result of the following:

•Increased variable advertising and promotion expenses of approximately $81,000, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased payroll and related costs of approximately $59,400, primarily due to investments in talent for key functions for corporate, HOKA brand, and UGG brand roles driving higher employee headcount and full-year costs for prior comparable period hiring.

•Increased other operating expenses of approximately $48,200, primarily due to higher contract expenses and other operating expenses, as well as higher depreciation, travel expenses, and IT expenses for software costs.

•Increased other variable net selling expenses of approximately $36,300, primarily due to higher rent and occupancy costs related to HOKA brand growth, higher corporate warehouse expenses, as well as higher sales commissions and related fees for the UGG and HOKA brands, and credit card fees.

•Increased net foreign currency-related losses of approximately $13,000, primarily driven by unfavorable changes in European, Canadian, and Asian exchange rates against the US dollar, compared to a favorable impact in the prior year.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand wholesale	$424,812	$336,421	$88,391	26.3%
HOKA brand wholesale	324,687	252,051	72,636	28.8
Teva brand wholesale	4,835	10,637	(5,802)	(54.5)
Other brands wholesale (1)	4,161	3,509	652	18.6
Direct-to-Consumer (1)	730,878	588,792	142,086	24.1

	Nine Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Unallocated overhead costs	(484,206)	(408,158)	(76,048)	(18.6)
Total	$1,005,167	$783,252	$221,915	28.3%

(1) Includes current period partial financial results through the Sanuk Brand Sale Date and full financial results to date for the nine months ended December 31, 2023. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on the sale of the Sanuk brand completed in the prior quarter and the reclassification of financial results of the former Sanuk brand wholesale reportable operating segment into the Other brands wholesale reportable operating segment for all periods presented.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the DTC channel was due to higher global net sales for the HOKA and UGG brands at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales, driven by the HOKA brand.

•The increase in income from operations of UGG brand wholesale was due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of HOKA brand wholesale was due to higher global net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The increase in unallocated overhead costs was higher as a percentage of net sales, primarily due to higher payroll costs for key corporate roles to support growth of our brands, higher depreciation and other operating expenses, higher net foreign currency-related losses, and higher corporate warehouse expenses.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was primarily due to higher interest income from higher invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2024	2023
Income tax expense	$237,327	$182,716
Effective income tax rate	22.6%	22.4%

The net increase in our effective income tax rate, compared to the prior period, was primarily due to a lower benefit from net discrete items, including from return-to-provision adjustments, a valuation allowance on tax attributes, and tax benefits for stock-based compensation, partially offset by higher income tax expense from changes in jurisdictional mix of worldwide income before income taxes.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, and higher operating margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The increase in total other comprehensive loss, net of tax, compared to the prior period, was primarily due to higher foreign currency translation losses relating to changes in the net asset position against European foreign currency exchange rates, partially offset by higher unrealized gains on derivative contracts.

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

Cash and Cash Equivalents. As of December 31, 2024, our cash and cash equivalents are $2,240,923, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to meet the long-term requirements of our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax laws and regulations, and our actual earnings in future periods. During the nine months ended December 31, 2024, and 2023, no cash and cash equivalents were repatriated. As of December 31, 2024, and March 31, 2024, we have $481,836 and $263,820, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2024 Annual Report for further information regarding our cash repatriation strategy.

Revolving Credit Facilities. Information about the revolving credit facilities available as of December 31, 2024, is as follows:

•Primary Credit Facility. During the nine months ended December 31, 2024, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2024 Annual Report.

•China Credit Facility. During the nine months ended December 31, 2024, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2024 Annual Report.

•Debt Covenants. As of December 31, 2024, we are in compliance with all financial covenants under our revolving credit facilities.

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

There were no material changes outside the ordinary course of business to the contractual obligations or capital expenditures as disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report.

Stock Repurchase Program. As of December 31, 2024, the aggregate remaining approved amount under our stock repurchase program is $640,692. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.

CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended December 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$1,117,515	$1,061,858	$55,657	5.2%
Net cash used in investing activities	(58,561)	(74,044)	15,483	20.9
Net cash used in financing activities	(316,638)	(316,098)	(540)	(0.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,444)	(2,709)	(735)	(27.1)
Net change in cash and cash equivalents	$738,872	$669,007	$69,865	10.4%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in operating assets and liabilities.

The increase in net cash provided by operating activities during the nine months ended December 31, 2024, compared to the prior period, was due to $204,346 of favorable net income after non-cash adjustments, partially offset by $148,689 of unfavorable changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily due to higher purchases of inventory to support higher demand for our brands, unfavorable change from timing of tax payments, and lower net trade accounts payable related to timing of receipts of goods and services and respective disbursements.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended December 31, 2024, compared to the prior period, was primarily due to an increase from cash proceeds from the sale of certain assets.

Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2024, compared to the prior period, was primarily due to an increase of cash paid for shares withheld for taxes, partially offset by a lower dollar value of stock repurchases, inclusive of excise taxes.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2024.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (Board) has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an additional authorization of $1,200,000 on July 27, 2022, to repurchase our common stock under the same conditions as the prior stock repurchase programs. As of December 31, 2024, the aggregate remaining approved amount under the stock repurchase program is $640,692.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The agreements under our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of December 31, 2024, we have not exceeded the stated leverage ratios, and no defaults have occurred under our credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended December 31, 2024, was as follows:

	Total Number of Shares Repurchased (1)	Weighted Average Price per Share Paid	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (3)
October 1 - October 31, 2024	186,963	$158.97	$29,722	$655,691
November 1 - November 30, 2024	87,656	171.11	14,999	640,692
December 1 - December 31, 2024	—	—	—	640,692
Total	274,619	162.85	$44,721	640,692

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
Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers with respect to Rule 10b5-1 trading plans during the three months ended December 31, 2024:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones) (3)
Steven Fasching, Chief Financial Officer	June 4, 2024	November 8, 2024 (1)	January 31, 2025	18,000 (2)
Bonita Stewart, Director	June 4, 2024	November 22, 2024 (1)	May 29, 2025	13,500 (2)
Steven Fasching, Chief Financial Officer	November 22, 2024	*	June 3, 2025	12,702
Angela Ogbechie, Chief Supply Chain Officer	November 6, 2023	October 31, 2024 (1)	November 1, 2024	5,418 (2)

(1) This trading plan was terminated automatically prior to the contract end date upon the sale of all shares covered by the plan.
(2) Aggregated shares covered have been adjusted to reflect the stock split. Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.
(3) The actual number of shares sold under the plan will depend on the vesting of certain performance-based equity awards and the number of shares withheld by us to satisfy our income tax withholding obligations and may vary from the number provided herein.

*Not applicable.

During the three months ended December 31, 2024, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

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

Date: February 3, 2025