Form 10-K
period 2025-03-31
DECKERS OUTDOOR CORP
filed 2025-05-23
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2025

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
Yes ☐ No ☒

At September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $24,144,731,557, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant’s common stock, par value $0.01 per share, on the New York Stock Exchange on that date, which was $159.45. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of the close of business on May 9, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 149,435,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for our fiscal year ended March 31, 2025 (Annual Report), and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contain forward-looking statements relating to, among other things:

•global geopolitical tensions and conflicts, including the impact of economic sanctions on our supply chain costs, such as those related to United States (US) and foreign trade policies and the enactment of tariffs and retaliatory tariffs;
•changes in consumer preferences and the purchasing behavior of wholesale partners and consumers impacting our brands and products, and the footwear and fashion industries;
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
•expansion of our brands, product offerings, and investments in our distribution facilities, e-commerce websites, and our retail store footprint;
•our business, operating, investing, capital allocation, marketing, and financing plans and strategies;
•changes to our product distribution strategies, including product allocation and segmentation strategies;
•trends, seasonality, and weather impacting the demand for our products;
•changes to the geographic and seasonal mix of our brands and products;
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and to meet the expectations that our investors and other stakeholders have with respect to our environmental, social, and governance (ESG) practices;
•the effects of climate change, natural disasters, and the impacts of public health issues, and the related changes in the regulatory environment and consumer demand to mitigate these effects, and the resulting impact on our business and the businesses of our customers, consumers, suppliers, and business partners;
•security breach or other disruption to our information technology (IT) systems, or those of our vendors, and our effective utilization of technological advancements, including artificial intelligence;
•the outcomes of legal proceedings, including the impact they may have on our business and intellectual property rights;
•our interpretation of applicable global tax regulations and changes in tax laws and audits that may impact our tax liability and effective tax rates;
•our cash repatriation strategy regarding earnings of non-US subsidiaries and the resulting tax impacts; and
•the value of long-lived assets and potential write-downs or impairment charges.

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

PART I

References within this Annual Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. UGG® (UGG), HOKA® (HOKA), Teva® (Teva), AHNU® (AHNU), Koolaburra by UGG® (Koolaburra), and UGGplushTM (UGGplush) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Annual Report are the property of their respective owners. The trademarks and trade names within this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.

Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data. The defined periods for the fiscal years ended March 31, 2025, 2024, and 2023 are stated herein as “year ended” or “years ended.” We also refer to these fiscal years as “fiscal year 2025,” “fiscal year 2024,” and “fiscal year 2023,” respectively.

During the fourth quarter of fiscal year 2025, we updated our reportable operating segments to better reflect changes in the way our Chief Operating Decision Maker (CODM) evaluates performance, makes operating decisions, and allocates resources. In connection with executive leadership alignment, and the recent divestiture and phase out of certain brands, the CODM shifted resource allocation decisions and performance assessment to a brand focus, rather than a distribution channel focus. Our reportable operating segments include the worldwide operations of the UGG brand, HOKA brand, and Other brands. Refer to the section titled “Reportable Operating Segment Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and section titled “Basis of Presentation,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information.

On September 13, 2024, we effected a six-for-one forward stock split of our common stock and preferred stock (the stock split) and a proportional increase in our authorized shares of common stock, without changing the par value of $0.01 per share. The common stock commenced trading on a post-stock split adjusted basis on September 17, 2024. Prior period results included in this Annual Report, including per share and share data, as well as stockholders’ equity balances, have been retroactively adjusted, as applicable, to reflect the effectiveness of the stock split. Refer to the section titled “Basis of Presentation,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding the stock split.

ITEM 1. BUSINESS

GENERAL

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, AHNU, and Koolaburra. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. Our brands sell our products through quality domestic and international retailers, international distributors, and directly to global consumers through our Direct-to-Consumer (DTC) channel, which is comprised of an e‑commerce and retail store presence. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products (independent manufacturers).

RECENT DEVELOPMENTS

Koolaburra Brand. During the third quarter of fiscal year 2025, we began taking steps to phase out our standalone operations for the Koolaburra brand in order to maintain focus on our most significant organic opportunities. We closed Koolaburra.com as of March 31, 2025, and plan to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025. Refer to the section titled “The Company,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information.

Sanuk Brand Asset Sale. We completed the sale of our Sanuk brand and certain related assets on August 15, 2024 (Sanuk Brand Sale Date). Refer to the section titled “The Company,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information on the sale of Sanuk brand.

Forward Stock Split and Authorized Share Increase. On September 13, 2024, we effected a stock split and an authorized share increase. Our financial results included within this Annual Report have been retroactively adjusted to reflect the effectiveness of the stock split and the authorized share increase. Refer to the section titled “Basis of Presentation,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information.

BRANDS

UGG. The UGG brand is one of the most iconic and recognized footwear brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient consumer-focused line of premium footwear, apparel, and accessories with year-round product offerings that appeal to a growing global audience and a broad demographic.

HOKA. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Expanded marketing and strategic marketplace presence have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its global marketplace. The HOKA brand’s product line includes running, trail, hiking, fitness, and lifestyle footwear offerings, as well as select apparel and accessories.

Other Brands. Other brands consist primarily of the Teva brand, AHNU brand, and Koolaburra brand. The Teva brand’s products are built for a range of outdoor pursuits and include a variety of footwear options, from classic sandals and shoes to boots. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear. The Koolaburra brand, for which we are phasing out standalone operations by the end of calendar year 2025, is a casual footwear brand that uses plush materials to target value-oriented consumers.

As discussed under the section titled “Recent Developments” above, the sale of the Sanuk brand was completed during fiscal year 2025. The financial results for our reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the Sanuk Brand Sale Date for the year ended March 31, 2025, and full financial results for the years ended March 31, 2024, and 2023. Refer to the section titled “Reportable Operating Segments” below for further details about our reportable operating segments.

CHANNEL DISTRIBUTION

Wholesale. Our wholesale channel sells products to a network of third-party retailers, including partner retailers, and distributors. This approach enables us to expand market reach and leverage the scale and operational capabilities of its wholesale partners to serve a broad base of end consumers.

We sell our UGG brand products primarily through fashion lifestyle retailers, higher-end department stores, streetwear and sports style partners, online retailers and partner retailers. As the retail marketplace continues to evolve to reflect changing consumer preferences, we continually review and evaluate our UGG wholesale distribution and product segmentation approach.

We sell our HOKA brand products primarily through full-service specialty retailers, outdoor and sporting goods retailers, select online retailers, fashion lifestyle retailers, sports style partners, and higher-end department stores. We continue to expand our HOKA brand wholesale distribution globally, including through additional mono-branded locations operated by partner retailers.

We sell our Teva brand products primarily through outdoor and sporting goods retailers, fashion lifestyle retailers, large national retail chains, higher-end department stores, and online retailers. We sell our AHNU brand footwear through domestic streetwear and lifestyle boutiques and retailers.

Direct-to-Consumer. Our DTC channel is comprised of our Company-owned e-commerce websites and retail stores where products are sold at retail prices. Our e-commerce websites and retail stores are intertwined and interdependent in an omni-channel marketplace, providing a fluid purchasing experience, which engenders brand loyalty while increasing product sales and improving our inventory productivity. In addition, we believe many of our consumers interact with both before making purchasing decisions in store and online. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online and then view inventory availability by store location and make a purchase in store.

E-Commerce Websites. Our global e-commerce websites provide us with an opportunity to directly engage and connect with our consumers and communicate a consistent message that promotes awareness of our brands’ promises and key initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of March 31, 2025, we operate Company-owned e-commerce websites in 56 different countries.

Retail Stores. Retail stores enable us to expose consumers to a curated selection of products and directly influence our consumers’ experience with our brands. Our Company-owned mono-branded retail stores are predominantly UGG brand concept and outlet stores, as well as HOKA brand concept stores, which we continue to open in key markets to further grow our brand presence and appeal to a broader consumer base. As of March 31, 2025, we have a total of 179 global Company-owned retail stores (including 137 UGG brand retail stores and 42 HOKA brand retail stores), which include 92 concept stores and 87 outlet stores.

Retail store definitions are as follows:

•Concept Stores. Concept stores are Company-owned mono-branded stores launched in strategic locations, designed to offer a curated, themed experience and a unique selection of products, aiming to evoke a specific lifestyle for our brands. Concept stores include the following:

◦Flagship Stores. Premium mono-branded stores in key global markets, such as major tourist locations typically with above average square footage, designed to provide broader product offerings and generate greater traffic that enhances the consumer experience and increases brand loyalty.

◦Shop-in-shop (SIS) Stores. SIS stores are operated by us or non-employees within a department store, which we lease from the store owner by paying a percentage of store sales and for which we own the inventory.

•Outlet Stores. Outlet stores are Company-owned stores designed to sell certain discontinued styles from prior seasons, full price in-line products, and products made specifically for the outlet stores.

GEOGRAPHIC DISTRIBUTION

US Distribution. In our wholesale channel, we sell our products in the US through sales representatives, organized by brand and either geography or account type, as each brand generally has certain specialty customers that expect a dedicated sales team with specialized knowledge of the brand’s product offerings. In addition to our wholesale channel, we sell products directly to consumers through our DTC channel and fulfill online orders through our warehouses, DCs, and retail stores.

We currently distribute products sold in the US through our DCs in Moreno Valley, California, and Mooresville, Indiana. We also distribute products to our wholesale channel customers through a DC bypass program. Our warehouses and DCs feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers and consumers.

International Distribution. Collectively, our brands are sold internationally in Canada, Europe, Asia, and Latin America. We sell our products internationally in our wholesale channel through wholly owned subsidiaries and independent distributors, some of which operate partner retail stores. In addition, in certain countries we sell products through our DTC channel. For our wholesale and DTC channels, we distribute our products through a number of warehouses and DCs managed by 3PLs in certain international locations.

Refer to Part I, Item 2, “Properties,” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our properties and related minimum lease and other commitments. Refer to Note 13, “Concentration of Business,” of our consolidated financial statements in Part IV within this Annual Report for additional information regarding geographic areas and concentration of related business risks.

REPORTABLE OPERATING SEGMENTS

During the fourth quarter of fiscal year 2025, we updated our reportable operating segments to better reflect changes in the way our CODM makes resource allocation decisions and assesses performance. In connection with executive leadership alignment, and the recent divestiture and phase out of certain brands, the CODM shifted resource allocation decisions and performance assessment to a brand focus, rather than a distribution channel focus. As of March 31, 2025, our three reportable operating segments include the worldwide operations of the UGG brand, HOKA brand, and Other brands (collectively, our reportable operating segments).
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section titled “Basis of Presentation,” in Note 1, “General,” and to Note 12, “Reportable Operating Segments,” of our consolidated financial statements in Part IV within this Annual Report for additional information regarding the recent change in our reportable operating segments and our results of operations.

PRODUCT DESIGN AND DEVELOPMENT

Our design and development teams work closely with each brand’s product management teams to create seasonal product lines designed to meet and exceed consumer expectations. Each brand follows a similar product creation path starting with consumer insights, including engagement with key consumer segments, color, trend, material research, and in-depth market analysis. Throughout the creation process there are multiple concept and design reviews to develop prototypes which are assembled through our independent manufacturers. Depending on the brand and product application, there may be multiple rounds of samples for fit, dynamic or athlete testing, and on occasion, we may contract with external laboratories for additional research needs. Our diverse product offering enables us to leverage learnings across each of our brands, enabling innovation and economies of scale. Throughout the entire design and development process we evaluate the availability and costs of raw materials, the capabilities and capacities of our independent manufacturers, and the target pricing of our products.

MANUFACTURING AND SUPPLY CHAIN

The production of our finished goods is outsourced to independent manufacturers, which are primarily located in Southeast Asia, predominately in Vietnam.

Production by our independent manufacturers is performed in accordance with our detailed product specifications and rigorous quality control and operating compliance standards. We maintain a buying office in Hong Kong, as well as on-site supervisory offices in Vietnam, China, and Indonesia, which collectively serve as a strong link to our independent manufacturers. We believe our substantial regional presence enhances our manufacturing processes by providing predictability of material availability and ensuring adherence to quality control standards and final design specifications.

We generally purchase products from independent manufacturers on the basis of individual purchase orders, rather than maintaining long-term purchase commitments, which provides us greater flexibility to adapt to changing consumer preferences, changes in international trade relations, and evolving inventory management requirements. From a sourcing perspective, less than 5% of our finished goods for footwear comes from China while the remainder comes from Southeast Asia, predominately from Vietnam.

The majority of the raw materials and components used in the production of our products by our independent manufacturers are purchased from independent suppliers that we designate (designated suppliers), who work with subcontractors that extract, process, or convert these raw materials.

Sheepskin used to manufacture a significant portion of our UGG brand products and is sourced primarily from designated suppliers in Australia and processed by two tanneries in China. We enter into fixed purchasing contracts with designated suppliers of sheepskin and, at times, sugarcane-derived ethylene-vinyl acetate (sugarcane-derived EVA) to manage price volatility and ensure availability. Excluding sheepskin, UGGplush, and sugarcane-derived EVA, we believe that substantially all raw materials and components used to manufacture our products are generally available from multiple sources at competitive prices. We believe current supplies are sufficient to meet our anticipated demand for the next 12 months.

Refer to the subsection titled “Contractual Obligations” under the section “Liquidity” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our minimum purchase commitments.
We require our independent manufacturers and designated suppliers to adopt our Ethical Supply Chain Supplier Code of Conduct (Supplier Code of Conduct), which requires them to comply with all local laws and regulations governing human rights, working conditions, anti-corruption, restricted substances, and environmental compliance, including animal welfare and conflict minerals, before we are willing to conduct business with them. Refer to the section titled “Environmental, Social, and Governance” below for further information.

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

We seek to manage our inventory levels by considering existing orders, as well as forecasted sales and budgets by brand for both the wholesale and DTC channels, including consideration of the delivery requirements of our customers. Our systems and processes are designed to improve our product planning and forecasting, inventory control and supply chain management capabilities, including our Company-owned e-commerce websites. In addition, added discipline around SKU productivity, product purchasing decisions, the reduction of production lead times, and the sale of excess inventory through our liquidation channels, are key areas of focus that have enhanced inventory performance, including higher inventory turnover, and partially mitigated product cost increases.

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

Through our holistic ESG program, which has been in existence since 2010, we are committed to advancing our sustainable business initiatives. As a result of our efforts, during fiscal year 2025, we have been recognized as one of Barron’s 100 Most Sustainable Companies, by TIME as one of the Most Sustainable Companies, by Forbes as one of America’s Best Companies, by Newsweek as one of America’s Most Responsible Companies and as one of America’s Greenest Companies.

ESG Oversight. Our Corporate Responsibility, Sustainability & Governance Committee (Corporate Governance Committee) is comprised of four independent members of our Board of Directors (Board) who oversee our ESG strategy and have ultimate oversight over all sustainability initiatives, strategies, and programs, including economic, social, and environmental risks. The Corporate Governance Committee and Board regularly receive updates on the status of our ESG program. In addition, the Audit & Risk Management Committee (Audit Committee) of the Board periodically assesses risk management, including climate-related risks and policies, to ensure a consistent corporate strategy. The Board considers whether the ESG program adequately identifies material risks in a timely fashion, implements appropriate responsive risk management strategies, and transmits necessary information with respect to material risks within the organization. Our Chief Administrative Officer (CAO) is responsible for the day-to-day management of our ESG program. The program’s execution is driven by our leadership team and various cross-functional teams including our ethical sourcing, facilities, warehouses and DCs, brands, innovation, materials, and supply chain teams.

Our ESG program aligns our internal teams with our Sustainable Development Goals (SDGs), and establishes policies to encourage our partners and suppliers to employ sustainable business practices. We annually assess risks related to ESG issues as part of our overall enterprise risk management approach. In addition, our internal audit team provides periodic targeted reviews of our ESG-related policies and procedures to the Audit Committee.

Stakeholder Engagement. We highly value stakeholder input and have consistently demonstrated our commitment to maintaining open and interactive dialogue on ESG matters with our stakeholders, including non-governmental organizations, employees, stockholders, suppliers, industry groups, communities, and governments, to ensure their views are actively considered in executing our ESG program. Our stakeholder outreach program is led by a cross-functional team that includes members of our investor relations, compliance, sustainability, and legal teams. Additionally, we actively engage with our employees to obtain valuable feedback and track progress, including through regular employee engagement surveys.

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

Our annual Creating Change Report for the year ended March 31, 2025, which will be published in calendar year 2025 under the “Responsibility” tab of our website located at ir.deckers.com, will provide more information regarding our fiscal year 2025 ESG achievements with a focus on the SDGs discussed below. The content of our website, including our Creating Change Report, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

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

HUMAN CAPITAL - OUR PEOPLE AND OUR CULTURE

Employees. As of March 31, 2025, we employed approximately 5,500 employees, reflecting an increase of 14.6%, compared to March 31, 2024, in North America, Europe, and Asia. This includes approximately 2,000 employees in our retail stores but excludes temporary and seasonal employees.

Culture. Our key values, which guide our journey onward together to improve our business and create a better world around us, and help hold us accountable to deliver on this purpose, are as follows:

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

Our values define our Company and serve as the driving force behind how we work together and with our customers, consumers, partners, suppliers, and communities. We also have detailed policies that support our commitment to ethical behavior and legal compliance across our Company. Through our open-door policy and culture, employees are encouraged to approach their managers if they believe violations of standards or policies have occurred and are able to make confidential and anonymous reports using a 24/7 online or telephone hotline hosted by an independent third-party provider.

At Deckers, we believe our culture makes us unique. We regularly conduct employee surveys to understand our employees’ experiences on a variety of topics focused on employee engagement. Our latest survey completed in February 2025 had a participation rate of 91.5%. Of those employees who completed the survey, 89% noted they were proud to work for Deckers.

We believe an inclusive workplace that promotes belonging for everyone brings together those with a unique set of experiences, opinions, and thoughts on critical issues. In turn, these varied perspectives enhance our business and drive better outcomes. Our people are at the center of everything we do. Their perspectives and passion for innovation enable us to build brands and create products that people around the world love. We strive to create an environment where employees can come as they are and are free to bring their authentic selves to work every day.
We publish workforce metrics in our annual Equal Employment Opportunity filing (EEO-1) which is publicly available at deckers.com/responsibility/policies. The content of our website, including our annual EEO-1 filing, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Charitable Giving and Volunteering. Our charitable contributions, product donations, and employee volunteer efforts are an essential part of our culture. We annually contribute to our local communities through monetary donations, volunteer efforts, and in-kind donations. During fiscal year 2025, we donated over $6,000 to various non-profit organizations around the globe, primarily to organizations focused on uplifting youth, community, belonging, education, and the environment. We also continued our Art of Kindness events, where employees volunteer during a week-long event in our local communities multiple times during the fiscal year. Our employees volunteered approximately 24,000 hours during fiscal year 2025. Our strategic giving and community-engagement efforts continued to be aligned with our SDGs.

Talent Development and Retention. The ability to attract, develop, and retain employees is critical to our long-term success. We focus on our employees’ growth, creating experiences that align with our strategic priorities and promote inclusion, performance, connection, and opportunities for development. For example, we offer a week fully dedicated to employee learning, connection, and development across the globe (Explore Week), and three global leadership development programs for leaders at varying levels (Trailblazers, Navigator, and Ascent). Our leadership team also mentors rising talent on a formal and informal basis, which we believe accelerates the development and engagement of our top performers, increases organizational learning, and improves employee performance and retention. Further, our executive leadership team and Board commit substantial time to succession planning, evaluating the bench strength of our leadership and supporting their career development while improving organizational performance. We are proud to offer a wide range of programs intended to support global employee development and retention.

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages, and annual increases based on merit, as well as annual cash bonus compensation, which is based on Company and individual performance. We provide tuition reimbursement for eligible US employees up to $5 thousand per calendar year. Further, to foster a stronger sense of ownership and align the interests of management with stockholders, time-based restricted stock units and long-term incentive plan performance stock units are granted to a substantial proportion of our leadership team under our stock-based compensation programs. In addition, employees across the US business have the opportunity to purchase stock at a discounted price through our Employee Stock Purchase Plan. Further, we engage an independent compensation consultant, FW Cook, which provides us with information to evaluate the effectiveness of our executive compensation program, including competitive pay practices and trends in our industry, the design and structure of our executive compensation program, and the formulation of and benchmarking against our peers within our industry.

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

SEASONALITY

A significant part of the UGG brand’s business has historically been seasonal, with the highest percentage of net sales occurring in the third fiscal quarter, which has contributed to variation in results of operations from quarter to quarter. However, we have mitigated the impacts of seasonality by diversifying and expanding product offerings with additional year-round styles. In addition, as the HOKA brand’s net sales, which generally occur more evenly throughout the fiscal year, continue to increase as a percentage of our aggregate net sales, we expect to reduce the impacts of seasonality in future periods.
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

TRADEMARKS AND PATENTS

We utilize trademarks for virtually all our products, and we believe having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our brands, and distinguishing our products from the products of others. We currently hold trademark registrations for “UGG,” “HOKA,” “Teva,” “AHNU,” “Koolaburra by UGG,” and other marks in the US, and for certain of the marks in many other countries, including Canada, China, the United Kingdom (UK), various countries in the European Union (EU), Japan, and Korea. As of March 31, 2025, we hold 232 designs and inventions with corresponding design or utility patent registrations, plus 64 designs and inventions which are currently pending registration. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

GOVERNMENT REGULATION

We are subject to a wide range of laws and regulations, including US federal, state, and local laws; the laws of jurisdictions where we operate or plan to operate; and the laws of jurisdictions from which we source our products. Based on the information and circumstances known to us at this time, compliance with such applicable laws and regulations is not expected to have any material effect on our business, results of operations, financial condition, or competitive position.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and information statements (and any amendments or supplements to the foregoing) filed with or furnished to the SEC pursuant to the Exchange Act are available free of charge on our website at ir.deckers.com. Such documents and information are available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make certain corporate governance and responsibility documents available through our website at ir.deckers.com/governance and ir.deckers.com/responsibility/policies, respectively, including Ethical Supply Chain Supplier Code of Conduct, Audit & Risk Management Committee Charter, Talent & Compensation Committee Charter, Corporate Responsibility, Sustainability, & Governance Committee Charter, Code of Ethics, Creating Change Report, Accounting and Finance Code of Ethics, EEO-1 Report, and Corporate Governance Guidelines. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address within this Annual Report are inactive textual references only.

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

The footwear, apparel, and accessories industry is subject to rapid changes in consumer preferences and fashion tastes, which make it difficult to anticipate demand for our products and forecast our financial results. Our success is driven to some extent by brand loyalty, and there can be no assurance consumers will continue to prefer our brands. Consumer demand for our products depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand, and promptly respond to the rapidly changing preferences and fashion tastes, as well as consumer spending patterns, with appealing merchandise. As our brands and product offerings evolve, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. New footwear models that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brands’ image may suffer, our operating performance may decline, and we may not be able to execute our growth plans. Even if we develop and manufacture new footwear products and collaborations that consumers find appealing, their ultimate success may depend on our pricing, and we may set the prices of new styles too high for the market to bear.

Further, the value of our brands is based on evolving consumer perceptions, including as a result of shifting ethical, political or social standards, and concerns with respect to product pricing, quality, design, technical performance, components or materials (including their sustainability), or customer service could result in negative perceptions and the loss of brand loyalty and value. These concerns may be exacerbated by negative publicity regarding us or our products, brands, marketing campaigns, partners, or endorsers, which could adversely affect our reputation and sales regardless of the accuracy of such claims. Social media and digital marketing campaigns, which accelerate the dissemination of information, can increase the challenges of containing negative claims. If consumers perceive our brands negatively, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results.
Changes to economic conditions may adversely affect our financial condition and results of operations.

Volatile economic conditions and changes in the market have affected, and may continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG and HOKA brands, are premium retail products. The purchase of these products is discretionary and is therefore highly dependent upon the level of consumer confidence and discretionary spending. Sales of these products may be adversely affected by variable economic factors, including worsening economic conditions, consumer confidence in future economic conditions, including recessionary concerns, changes to fuel, energy, labor, and healthcare costs, declines in income or asset values, and increases in consumer debt levels, inflation and interest rates, tariffs, and unemployment rates. Uncertainty in global economic conditions may result in unpredictable consumer discretionary spending trends. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do may limit the amount of their purchases or seek less costly substitutes for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and profitability, which could have a material adverse effect on our financial condition and results of operations.

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

The footwear, apparel, and accessories industry is highly competitive and subject to changing consumer preferences and tastes. Our inability to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse effect on our financial condition and results of operations. Our competitors include both established companies and newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG and HOKA brands, competitors have entered the marketplace specifically in response to the success of our brands, and other competitors may do so in the future, particularly as access to offshore manufacturing and changes in technology make it easier and more cost effective to compete. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear, apparel, and accessories markets among consumers. As a result, we have faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. These competitors may have relationships with our key retail customers that are more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. Our competitors’ greater resources may enable them to more effectively compete on the basis of price and production, develop new products more quickly or with superior technical capabilities, adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning, market their products and brands more successfully, identify or influence consumer preferences, increase their market share, withstand the effects of seasonality, and manage periodic downturns in the footwear, apparel, and accessories industry or in economic conditions. As a result of these pressures, we have faced, and expect to continue to face, intense pricing pressure. Efforts by our competitors to dispose of excess inventories may significantly reduce prices of competitive products, which may pressure us to reduce the pricing of our products to compete, or cause consumers to shift their purchasing decisions away from our products entirely. Further, we believe that our key customers face intense competition from their competitors, which could negatively affect the financial stability of their businesses and their ability to conduct business with us.

If we are unsuccessful at managing product manufacturing decisions to offset the inherent seasonality of our business, we may be unable to accurately forecast our inventory and working capital requirements, which may have a material adverse effect on our financial condition and results of operations.

Like other companies in our industry, we have an extended design and manufacturing process, which involves product design, material purchases, inventory accumulation and the subsequent sale of the inventories, and accounts receivable collection. This cycle requires us to incur significant expenses relating to the design, manufacturing, and marketing of our products in advance of the realization of revenue from sales, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. Because this cycle involves long lead times, which require us to make manufacturing decisions months in advance of an anticipated purchasing decision by the consumer, it is challenging to manage our inventory and working capital requirements. Further, supply chain disruptions may drive higher inventory procurement positions that could negatively affect our gross profit as a percentage of net sales (gross margin) as a result of selling excess quantities though close out channels. Further, once manufacturing decisions are made, it is difficult to predict and timely adjust expenses, accurately forecast our financial results, and meet the expectations of analysts and investors, including as a result of:

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

We rely upon a broad network of warehouses and distribution facilities to store, sort, package and distribute our products. In the US, we distribute products primarily through self-managed warehouses and DCs in Moreno Valley, California, and in Mooresville, Indiana, which feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to our customers and consumers. We expect our recent domestic warehouse and DC expansion to create long-term capacity for the domestic growth of the UGG and HOKA brands. We could face a significant disruption in our domestic warehouse and DC operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur due to damage to the facility, failure of software or equipment, cyber-security incidents, power outages or similar problems. In addition, if our domestic warehouse and DC operations and scaling efforts are impeded or delayed for any reason, it could result in shipment delays or the inability to deliver product at all, which would result in lost sales, strain our relationships with customers and consumers, and cause harm to our reputation, any of which could have a material adverse effect on our business.

Internationally, we distribute our products through warehouses and DCs managed by 3PLs in certain international locations. For example, we are currently in the process of transitioning one of our international 3PLs to a new partner with an upgraded warehouse management system beginning in October 2025. We depend on 3PLs to manage the operation of their warehouses and DCs to meet our business needs, performance standards, and expectations, including with respect to data security, compliance with data protection and privacy laws, and provision of quality services on a timely basis at the prices we expect. While we believe we conduct appropriate diligence before entering into service agreements with 3PLs, if our 3PLs fail to manage these responsibilities, or if their operations are disrupted as a result of factors outside of their control, such as sanctions that could in the future be imposed on other countries by the US government, our distribution operations could face significant disruption. The loss of or disruption to the operations of any one or more of these facilities could materially adversely affect our sales, business performance, and results of operations. Although we believe we possess adequate insurance to cover the potential effect of a disruption to the operations of these facilities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We rely upon independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us from filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely upon independent manufacturers and their respective material suppliers for most of our production needs, the majority of which are located in Southeast Asia, predominately in Vietnam, and we do not have direct control over these manufacturers or their suppliers. We expect our independent manufacturers to finance the production of goods ordered, maintain manufacturing capacity, comply with our policies, and store finished goods in a safe location pending shipment. Further, because most of our independent manufacturers are in Southeast Asia, we are subject to risks associated with natural disasters, epidemics, geopolitical tensions, or other events outside of our control affecting the region. If any of these were to occur, we may not be able to timely source raw and other materials, manufacture products, or fill customer orders, or products delivered may not meet our quality standards, which would result in lost sales and harm to our relationships with customers.

There can be no assurance of a long-term, uninterrupted supply of products from our independent manufacturers. While we have long-standing relationships with most of these manufacturers, they could terminate our engagement, seek to increase their prices, or extract other concessions from us, and we may not be able to timely engage a suitable alternative. If we are required to find alternative manufacturers, we could experience manufacturing delays, increased manufacturing costs, and substantial disruption to our business, any of which could negatively affect our results of operations.

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

Much of our financial success is related to the ability of our customers, which include our retailer and distributor partners, to successfully market and sell our brands to consumers. If a customer fails to satisfy contractual obligations or meet our expectations, or experiences operational issues, it may be difficult to locate an acceptable alternative. Any disruption to these relationships may result in increased costs or loss of customers. In addition, there is no guarantee a new customer will generate results that are more favorable than the terminated party.

We face a risk that key customers may not increase their business with us as we expect or may significantly decrease their business with us or terminate our relationship. Although no single customer accounted for 10.0% or more of our total net sales during fiscal year 2025, our top ten customers made up 23.7% of total net sales. The failure to increase sales with our key customers would have a negative effect on our growth prospects, and any decrease or loss of these customers’ business could result in a material decrease in our net sales and net income if we are unable to capture these sales through our DTC channel. Further, as of March 31, 2025, we have one customer that represents 13.6% of trade accounts receivable, net. Trade accounts receivable, net are typically unsecured and thus subject us to a risk that we will be unable to timely collect on amounts owed, which could affect our revenue and liquidity. Sales to our customers are on an order-by-order basis and may be cancelled or rescheduled by our customers. We rely on purchase order delivery dates as a key factor in forecasting our sales and earnings, and if our customers postpone, reduce, or discontinue purchases from us, we could fail to meet our forecasted results. These risks have been exacerbated as our key customers are impacted by significant structural changes to the retail industry fueled by changing technology, consumer and wholesale partner purchasing behavior, and economic conditions, as well as a shrinking retail footprint. These trends have been, and may in the future be, intensified by a pandemic or other public health emergency. We may lose key customers if they fail to manage the effect of this rapidly changing retail environment. Any loss of one of these key customers, or a significant reduction in purchases from one of these customers, could result in a significant decline in sales, write-downs of excess inventory, or pressure to discount our products, any of which could have a material adverse effect on our financial condition or results of operations. Further, a key customer may dispose of their excess inventories to consumers or unauthorized sellers at significantly reduced prices, which may put pressure on us to reduce our prices to compete, or cause consumers to shift their purchasing decisions away from our authorized sellers entirely.

We depend on qualified talent and, if we are unable to retain or hire executive officers, key employees, and skilled talent, we may not be able to achieve our strategic objectives, and our results of operations may be adversely impacted.

To execute our growth plan, we must continue to attract and retain highly qualified talent, including executive officers and key employees. Further, to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring and retaining talent in highly skilled footwear, apparel and accessories design, marketing, merchandising, sourcing, technology, operations, and support functions. Competition for executive officers, key employees, and skilled talent is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Changes to our office environment or work models may not meet our employees’ expectations. Many of the companies with which we compete for experienced talent have greater name recognition and financial resources than we have. Further, continued strength of our results may result in other companies and competitors perceiving our employees as more desirable. If our employment proposition is not perceived as favorable compared to other companies’, it could negatively affect our ability to attract, hire, and retain our employees. We are committed to offering competitive compensation and benefits to employees across our business to positively affect attrition, which impacts our selling, general, and administrative (SG&A) expenses. Our domestic headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our location. If we hire employees from competitors, their former employers may assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the stock-based compensation when deciding whether to take a job. If our stock price is volatile, it may adversely affect our ability to recruit and retain qualified talent and we may be unable to achieve our long-term strategic objectives, our results of operations may suffer, and it may damage our reputation as a preferred employer, which would challenge our ability to effectively compete across the global labor market.

We believe our culture has been and will continue to be a key contributor to our success. If we do not maintain our culture and core values, the growth and success of our business may be harmed. Any failure to preserve our culture could negatively affect our ability to recruit and retain talent and to achieve our strategic objectives.

The continued service of our executive officers and key employees is particularly important, and the departure of such talent may disrupt our business or result in the depletion of significant institutional knowledge. Our executive officers and key employees are employed on an at-will basis, which means that they can terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees or significant turnover in our senior management, and the often-extensive process of identifying and hiring other talent to fill those key positions, could have a material adverse effect on our business.

We use sheepskin to manufacture a significant portion of our products, and if we are unable to obtain sufficient sheepskin at acceptable prices that meets our quality expectations, or if there are legal or social impediments to our ability to use sheepskin, it could have a material adverse effect on our business.

We purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG brand products, is in high demand and there are limited suppliers that are able to provide the quantity and quality of sheepskin that we require. In addition, our unique product design and animal welfare standards require sheepskin that may be found only in certain geographies. Sheepskin used in our UGG brand products is sourced primarily from designated suppliers in Australia and processed by two tanneries in China. If this sheepskin and the resulting products we produce do not conform to our quality or sustainability specifications or fail to meet consumer expectations, we could experience reduced demand for our products, a higher rate of customer returns, and negative effects on the image of our brands, any of which could have a material adverse effect on our business. Similarly, if these tanneries are not able to deliver sheepskin in the quantities required, or were to cease operations, we may not be able to timely obtain suitable substitute materials, which would limit our ability to meet demand for our products, lead to inventory shortages, result in a loss of sales, strain our customer relationships, and harm our reputation. In addition, any factors that negatively affect the business of these tanneries, or the businesses of the suppliers that warehouse their inventories, such as loss of customers, financial instability, loss or destruction of property, work stoppages, political instability, or acts of terrorism or catastrophic events, could result in shortages in our supply of sheepskin.

While we have experienced stable pricing in recent years, fluctuations in the price of sheepskin could occur as a result of any factors that increase the demand for, or decrease the supply of, sheepskin, including weather patterns, supply conditions, energy prices, work stoppages, increased logistics costs, government regulation, sanctions and policy, market speculation, compliance with our standards, harvesting decisions, incidence of disease, the price of other commodities, such as wool and leather, the demand for our products and the products of our competitors, and global economic conditions, any of which would increase our manufacturing costs and reduce our gross margin. The impacts of any of these factors may be exacerbated by global climate change. While we use purchasing contracts and other pricing arrangements to reduce the effect of sheepskin price fluctuations on our results of operations, we may be unable to offset the negative effect of a prolonged increase in such prices on our results of operations. In that event, it is unlikely we will be able to adjust our product prices sufficiently to eliminate the effect on our gross margin and our financial results may suffer.

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

We rely on technical innovation to compete in the market for our products.

Our success relies in part on our continued innovation in both the materials we use and the design of our footwear. In particular, our HOKA brand maintains its competitiveness through continuous product innovation and timely introduction of new features and technologies that align with current and emerging consumer expectations. Also, we continue to invest in research and development to increasingly incorporate preferred materials in our products as part of our sustainability efforts. We also increasingly use preferred synthetics, preferred regenerated or synthetic cellulosic fibers, and preferred plant fibers. Although we continue to refine our materials and develop new properties for specific applications, if we fail to introduce technical innovation in our products or experience issues with the quality of our products or materials, consumer demand for our products could decline and we may experience reputational damage. Further, as our brands transition to suppliers with recycled, renewable, regenerated, and certified/natural materials (preferred materials), we may be subject to increased costs or supply constraints, which could reduce our sales and profitability and have a material adverse effect on our financial condition and results of operations.

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, optimize our retail presence both in stores and online, and improve our financial performance and operational efficiency. Our future growth depends in part on our expansion efforts outside of North America (international growth strategy). For example, we have opened UGG and HOKA brand retail locations in international markets through Company-owned stores and through third-party retailers. Flagship stores play a crucial role in brand market positioning, are operated to have neutral operating profitability, are typically greater in size, and involve more extensive leasehold improvements and furniture and fixtures compared to our other concept retail stores. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level or elevate our brand market positioning, our retail growth may be limited, and we may be unable to avoid losses or negative cash flows. Furthermore, our future growth depends in part on our ability to effectively manage the profitability of our existing retail locations. For example, our failure to successfully identify and close underperforming stores in a timely manner could have a number of material adverse effects, such as impairments and a negative impact on our financial condition and results of operations.

We also license the right to operate our brand retail stores to third parties through our partner retail program. All of the partner retail stores are operated in international markets. We provide training to support these stores and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our brand image to suffer.

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

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, consumers, employees, non-governmental organizations, the media, including social media, and regulators, such as the SEC, are increasingly scrutinizing corporate responsibility, specifically related to ESG practices and disclosures of companies and the implications of the social and environmental costs of their investments. From time to time, we communicate certain ESG initiatives to market participants and our customers and business partners, including through our annual Creating Change Report. Any ESG disclosure we make may include our policies, practices, initiatives, and goals on a variety of human rights, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken expansive efforts to improve and implement our ESG initiatives, it is possible stakeholders may not be satisfied with such disclosures, or our ESG practices or the speed of their adoption. In addition, negative perception of diversity, equity, and inclusion initiatives, whether due to perceived over or under pursuit of such initiatives, could result in reduced customer demand, stockholder activism, regulatory inquiries, and litigation or other adverse impacts. The establishment of ESG criteria and key metrics, as well as the collection of relevant data subject to evolving internal controls and processes, can be costly, complex, and time consuming, and is subject to evolving reporting standards and regulations. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, it may negatively affect our employee retention and recruitment, or we may suffer from reputational damage and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to report our progress fully and accurately on such initiatives and goals, which could negatively affect our reputation, employee retention and recruitment, and the willingness of our customers and suppliers to do business with us.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment and requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our processes and controls for reporting ESG matters and related data across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures required by the SEC, European, and other regulators, such as those in California, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Climate change, natural disasters, public health issues, or other events beyond our control, as well as related regulations, have adversely affected, and could in the future adversely affect, our business.

Natural disasters or other catastrophic events, including the effects of climate change or a pandemic, may damage or disrupt our operations, international markets, and the global economy. Our operations are subject to interruption from extreme weather events, power shortages, pandemics, terrorism, political instability, telecommunications failures, cyber-attacks, war, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations, including through the inability of talent to work, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of IT systems, any of which could materially increase our costs and expenses, decrease sales, and disrupt our business continuity. We could incur significant capital expenditures and other costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate change, including compliance with evolving, and at times inconsistent, laws and regulations. We could also experience increased costs for energy, production, transportation, raw and other materials, as well as higher insurance premiums and deductibles, which could adversely affect our operations. Our insurance may not be sufficient to cover losses that we may sustain. Any event that disrupts our operations or those of our partners or customers could have a material adverse effect on our business, results of operations and financial condition. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

These events could also adversely affect the supply of raw materials, including sheepskin and leather, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints, and affect the types of products consumers purchase. Further, public health issues and related regulatory responses may reduce demand for certain products, deteriorate our ability, or the ability of our customers, to operate in affected regions, and result in the failure of key business partners to provide services for our efficient operations, including the inability of our manufacturers or third-party distributors to timely fulfill their obligations to us, any of which would adversely affect our business, results of operations and financial condition.

We face risks associated with strategic acquisitions and divestitures, and our failure to successfully integrate any acquired business could have a material adverse effect on our results of operations and financial condition.

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

Additionally, we may not be able to successfully integrate the assets or operations of any acquired businesses into our operations, or to achieve the expected benefits of any acquisitions. We may also face cannibalization of existing product sales by newly acquired products unless we aggressively target different consumers for products and increase our overall market share. The failure to successfully integrate any acquired business or products in the future could have a material adverse effect on our results of operations and financial position.

Further, we may be required to issue equity securities to finance an acquisition, which would be dilutive to our stockholders, and equity securities may have rights or preferences senior to those of our existing stockholders. If we incur indebtedness to finance an acquisition, it will result in debt service costs, and we may be subject to covenants restricting our operations or liens encumbering our assets.

As part of our overall strategy to allocate resources that best align with our long-term objectives, we may seek to sell one or more brands. For example, during fiscal year 2025, we completed the sale of the Sanuk brand and began phasing out the standalone operations of the Koolaburra brand. These transactions involve financial and operational risks, including diverting management and employee time and attention away from other aspects of our business, separating personnel and financial and other systems, impairments, and adversely affecting relationships with existing suppliers and customers.

The process of completing any acquisitions or divestitures may be time-consuming, involve significant costs and expenses, and the expected benefits of such acquisitions or divestitures may not be realized, and our business or financial results could be negatively impacted.

RISKS RELATED TO OUR GLOBAL BUSINESS STRATEGY AND OPERATIONS, AND INTERNATIONAL COMMERCE

Our reliance on independent manufacturers and suppliers located primarily in Southeast Asia subjects us to risks associated with complex and evolving international trade policies, regulatory environments, and geopolitical relations that could materially increase our costs, disrupt our global supply chain, and adversely affect our financial performance.

The production of finished goods is outsourced to independent manufacturers, which are primarily located in Southeast Asia, predominately in Vietnam. The majority of our raw materials and components used in the production of our products by our independent manufacturers are sourced from designated suppliers. As a result, our operations are exposed to risks arising from evolving international trade dynamics, including tariffs, import restrictions, customs disputes, retaliatory measures, shifting trade agreements and cross-border partnerships, and broader geopolitical instability. US administrations have enacted tariffs on imports, renegotiated or withdrawn from trade agreements, and implemented other restrictive measures. These changes can adversely affect sourcing costs, product pricing, inventory flow, and product demand, which could materially increase our cost of sales, adversely affect our gross margins, and reduce our competitiveness in the US and other markets. Customs authorities may also disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may negatively impact our gross margin. We cannot predict the outcome of ongoing or future trade negotiations, and any escalation of trade tensions could materially and adversely impact our business, financial condition, and results of operations, and those of our wholesale channel customers.
In addition to trade-related risks, our international operations and independent manufacturers are subject to a range of regulatory, operational, and reputational risks. While we require our independent manufacturers and suppliers to adhere to environmental, labor, ethical, health, safety, and other business standards and conduct periodic audits of their operations, we do not directly control their practices. Noncompliance with applicable laws or standards could lead to product recalls, regulatory penalties, the seizure or forfeiture of our products, or reputational harm. If any of our suppliers are unable or unwilling to comply with our standards, we may be forced to terminate those relationships, which could increase our costs and disrupt our supply chain. Further, if our independent manufacturers or suppliers violate US or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure, and forfeiture of products we are attempting to import, or the loss of our import privileges, which could have a negative effect on our results of operations.

Our international operations and independent manufacturers are also subject to other risks and uncertainties, including:

•poor infrastructure and equipment shortages, which can disrupt transportation and utilities;
•restrictions on the transfer of funds from foreign jurisdictions or volatile foreign exchange rates;
•customary business traditions in certain countries such as local holidays, which are traditionally accompanied by elevated levels of turnover in the factories;
•decreased scrutiny by custom officials for counterfeit products;
•social instability and corruption, extortion, bribery, pay-offs, theft, and other fraudulent activity;
•use of unauthorized or prohibited materials or reclassification of materials;
•health-related disruptions, such as disease outbreaks or raw material shortages, which could impact our workforce or scarcity of raw and other materials; and
•adverse changes in consumer perception of goods sourced from certain countries.

Transportation and distribution costs may also be adversely affected by fluctuating demand, fuel cost volatility, labor disputes, inflation, and political, social, and economic instability. For example, we continue to experience port congestion, increased lead times, and rising freight and energy costs. Continued global geopolitical uncertainty, rising labor tensions, or climate-related disruptions further add to the complexity of global supply chain planning and resilience, and could increase distribution costs, create further capacity constraints in Europe and adversely affect our results of operations. Additionally, the increased threat of terrorist activity and heightened customs inspections have created delays in bringing imported goods to market and increased our logistics expenses.

While we pursue mitigation strategies, including selective, staggered, and strategic price increases on our products in the US and by negotiating cost-sharing arrangements with our independent manufacturers, we may be unable to offset all resulting increases to our cost of goods sold, which could have a material adverse effect on our business, operations, and financial condition. Further, these risks may have a material adverse impact on demand for our products.

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

Port congestion, temporary closures, vessel availability and reliability, worker shortages, government-imposed restrictions, such as border closures and shipment restrictions, as well as trade policy changes, may disrupt the operations of our independent manufacturers and 3PLs, as well as those of our warehouses and DCs, and may increase the global lead-time for shipments of our products. For example, certain tariffs from Canada could change shipment routing of product to our Mooresville, Indiana warehouses and DCs, which would increase lead times and impact our ability to timely fulfill orders from that facility. In addition, geopolitical conflicts have and could in the future bring about disruption, and volatility in global markets, supply chains, and logistics, which could in turn adversely affect our business operations and financial performance.

Elevated inventory levels, combined with the uneven flow of receipts and shipments, could cause further capacity pressures within our US warehouses and DCs and international 3PLs. These pressures may be exacerbated by labor disputes that affect our partners, which create significant risk for our business, particularly if such disputes result in work slowdowns, strikes, or other disruptions. As we manage product availability from disruptions, the timing of sales to our wholesale partners and consumers may be affected, which may result in an increased risk of order cancellations.

In addition, while we have historically used more expensive air freight to ship our products to meet demand, we continued to reduce our use of air freight into fiscal year 2025. However, if we experience fluctuations in consumer demand or product availability and costs in future periods, we may be required to leverage air freight to maintain service levels.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and results of operations. These risks include:

•foreign currency exchange rate fluctuations between the US dollar and primarily the currencies of Europe, Asia, Canada, and Latin America affect the prices at which products are sold to international consumers;
•limitations on our ability to move currency out of international markets;
•burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of such laws and regulations;
•legal costs related to defending allegations of non-compliance with foreign laws;
•inability to import products into a foreign country;
•supply chain logistics disruptions, such as shipping disruptions in the Red Sea;
•heightened cybersecurity threats;
•difficulties associated with promoting and marketing products in unfamiliar cultures;
•political or economic uncertainty or instability, which has disrupted the global economy and has the potential to reduce levels of consumer spending, which could have a material adverse effect on our business, particularly our UGG and HOKA brands’ net sales;
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

We operate on a global basis, with 36.1% of our total net sales for the year ended March 31, 2025, generated from operations outside the US. As we continue to expand our international operations, our sales and expenditures in foreign currencies are expected to become increasingly material and subject to foreign currency exchange rate fluctuations. A significant portion of our international operating expenses are paid in local currencies and our foreign distributors typically sell our products in local currency, which affects the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future foreign currency exchange rate fluctuations and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, gross margin, and results of operations, when converted to US dollars. Changes in the value of the US dollar, relative to other currencies, could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected. When the US dollar strengthens relative to foreign currencies, our revenues and profits denominated in foreign currencies are reduced when converted into US dollars and our margins may be negatively affected. We routinely utilize foreign currency exchange rate forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to foreign currency exchange rate fluctuations. As we continue to expand international operations and increase purchases and sales in foreign currencies, we may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Foreign currency exchange rate hedges, transactions, remeasurements, or translations could materially affect our consolidated financial statements.

RISKS RELATED TO TECHNOLOGY, DATA SECURITY AND PRIVACY

A security breach or disruption to our IT systems could materially harm our business, disrupt our operations, or result in unauthorized disclosure of sensitive information, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business and results of operations.

We store and transmit a significant amount of sensitive information, including the personal information of our customers and employees, credit card information, and our proprietary financial, operational, and strategic information. The loss, theft, misuse, or unauthorized disclosure or access to such information could lead to significant reputation or competitive harm, result in litigation, expose us to regulatory proceedings, and cause us to incur substantial losses. As a result, we believe our future success and growth depends, in part, on the ability of our systems, including those utilizing artificial intelligence (AI) such as generative AI, to prevent the theft, loss, misuse, or unauthorized access of this information, and to respond quickly and effectively if data security incidents occur. Data privacy and security incidents may prevent us from maintaining the privacy of this information, result in the disruption of our business, and require us to expend significant resources to secure such information and respond to incidents, any of which could materially adversely affect our business, financial condition, or results of operations.

Our success also depends in part on the continued operation of our key business processes, including our IT and global communications systems. We rely on third-party IT service providers for many of our worldwide IT functions, including network, hardware, and software configuration, and on internal networks to support business processes. Any disruption to these systems or networks could, among other things, delay product fulfillment, impede personnel from performing their duties, adversely impact sales, and expose us to significant costs. Further, we could experience information silos and inefficiencies across our organization if we do not invest in appropriate operational systems and processes. If we are unable to structure our systems and processes to respond to changing business needs, or if we or our third-party providers experience a failure in these systems, our ability to accurately forecast sales, report our financial position and results of operations, or otherwise manage and operate our business could be adversely affected.

The frequency, intensity, and sophistication of cyber and data security incidents have significantly increased in recent years. Like other businesses, we have experienced, and are continually at risk of, attacks and incidents. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the advances in computer capabilities and AI, and the interconnectivity and interdependence of third parties to our systems. We expend significant resources on IT and data security tools, and processes designed to protect our IT systems and information, and to ensure an effective response to any attack or incident. Whether these measures are successful, these expenditures could adversely affect on our financial condition and results of operations.

Although we take the security of our IT systems seriously, there can be no assurance the measures we employ will prevent unauthorized access to our systems and information. Because the techniques used to obtain unauthorized access to IT systems are constantly evolving, we may be unable to anticipate these techniques or implement adequate protective measures in response. Cyber-attacks or data incidents could remain undetected for some period, which could result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. A cyber-attack or other data security incident could result in significant disruption of our business such that:

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

If any of these events were to occur, it could have a material adverse effect on our financial condition and results of operations and result in harm to our reputation. In addition, a cyber-attack or other data incident could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our brands, cause our suppliers to reconsider their relationship with us or impose onerous contractual provisions, and subject us to litigation, liability, fines, and penalties. We could be subject to regulatory or other actions pursuant to domestic and international privacy laws, which could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.

If we are found to have violated laws concerning the privacy and security of consumers’ or other individuals’ personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of laws protecting the privacy and security of personal information and increased scrutiny by regulators, such as the Federal Trade Commission, and state attorneys general focused on our industry. Such laws include the California Consumer Privacy Act and California Privacy Rights Act, the EU’s General Data Protection Regulation and member state directives, Canada’s Personal Information Protection and Electronic Documents Acts, and China’s Personal Information Protection Law, and limit how we may collect, use, share and store personal information, and they impose obligations to protect that information. Further, we may be subject to new data privacy and security laws and regulations. If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of applicable data protection laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

If the technology-based systems that give our customers the ability to shop or interact with us online do not function effectively, our results of operations, as well as our ability to grow our e-commerce websites globally or to retain our customer base, could be materially adversely affected.

Many of our consumers shop with us through our Company-owned e-commerce websites or through third-party digital marketplaces. Consumer expectations and competitive pressures, including speed of product delivery, shipping charges, return privileges, and other evolving expectations, have increased and are expected to continue to increase. Consumers are increasingly using mobile platforms to shop with us and with our competitors, to do comparison shopping, and to engage with us and our competitors. We are increasingly using social media to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide effective, reliable, secure, user-friendly e-commerce websites that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of consumers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation, have an adverse effect on the growth of our e-commerce websites and have an adverse effect on our business and results of operations. In addition, as use of our digital platforms grows, we will need an increasing amount of technical infrastructure. If we fail to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our Company-owned e-commerce websites also include diversion of sales from our Company-owned retail stores and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks could adversely affect e-commerce sales, as well as damage our reputation and brands.

If we are unsuccessful at improving our operational and IT systems and our efforts do not result in the anticipated benefits to us or result in unanticipated disruption to our business, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

We continually strive to improve and automate our operational and IT systems and processes as part of our ongoing effort to improve the overall efficiency and competitiveness of our business. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. While these efforts have resulted in improvements to our operational systems, we expect to continue to incur expenses to implement additional improvements and upgrades to our systems. Many of these expenditures have been and may continue to be incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful at improving our operational systems, adapting to changes in technology, including the successful utilization of data analytics, AI, and machine learning, or that our efforts will result in the anticipated benefits to us. In addition, the integration of emerging technologies, including data analytics, AI, and machine learning, into our systems and processes may require us to address rapidly developing laws and regulations governing AI. We may also experience difficulties in implementing or operating our new or upgraded operational or IT systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. If our operational or IT system upgrades, improvements and associated implementation efforts are not successful, our financial condition and results of operations could be adversely affected, and our business may become less competitive.

RISKS RELATED TO OUR LEGAL, COMPLIANCE, AND REGULATORY ENVIRONMENT

Failure to adequately protect our intellectual property rights could reduce sales and adversely affect the value of our brands.

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

The tax laws applicable to our business are complex, and changes in tax laws or audits by taxing authorities could increase our worldwide tax rate and may subject us to additional tax liabilities, which may materially affect our financial position and results of operations.

Changes in US and foreign tax laws, regulations, and treaties could materially affect our business. These tax laws require significant judgment and specialized expertise to evaluate and estimate our worldwide provision for income taxes. Changes in these tax laws, or to their interpretations, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, global tax authorities may take differing positions in interpreting the Organization for Economic Co-operation and Development’s guidance, including with respect to Base Erosion and Profit Shifting, which could modify existing tax principles. These changes and potential other tax law changes could increase our income tax liability or adversely affect our long-term effective tax rates and net income.

Many countries in which we operate have adopted tax laws that could impact our financial position and results of operations beyond fiscal year 2025, including the 15% global minimum tax under the Organization for Economic Cooperation and Development’s Pillar Two Global Anti-Base Erosion Rules. As of March 31, 2025, these rules are either effective or have been adopted in draft form in various countries, and may adversely affect our income tax expense, profitability, and capital allocation decisions going forward. Based on our current analysis, the enacted global minimum tax does not have a material impact on our consolidated financial statements for the fiscal year ended March 31, 2025. We continue to evaluate the impact of Pillar Two as additional guidance becomes available; however, uncertainty remains regarding the timing and interpretation of the rules by the jurisdictions in which we operate.

Additionally, we are subject to tax audits, which may result in the assessment of additional taxes. Although we believe our tax estimates are reasonable and our tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audits, and related litigation, could be materially different from our estimates or from our historical tax provisions and accruals, especially as there is continued economic and political pressures to increase tax revenues in jurisdictions in which we operate. The results of a tax audit or other tax proceeding could have a material adverse effect on our results of operations or cash flows during the periods for which that determination is made and may require a restatement of prior financial reports.
RISKS RELATED TO OUR COMMON STOCK

Our common stock price has been volatile, which could result in substantial losses for stockholders.

The trading price of our common stock has been and may continue to be volatile. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•changes in expectations regarding our future financial performance and results of operations;
•changes in estimates of our performance by securities analysts and other market participants, or our failure to meet such estimates;
•changes in our stockholder base or public actions taken by investors;
•market research and opinions published by securities analysts and other market participants, and the response to such publications;

•third-party data sources estimating our intra-quarter financial performance;
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
•general market, political, and economic conditions, including evolving international trade dynamics and recessionary conditions; and
•a variety of risk factors, including the ones described herein and in our other SEC filings.

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

Our Certificate and Bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions, or changes in our Board or management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter, or prevent a change-in-control transaction. Any provision of Delaware law, our Certificate, or our Bylaws, which has the effect of rendering more difficult, delaying, deterring, or preventing a change-in-control transaction could limit the opportunity for stockholders to receive a premium for their shares of our common stock, and could affect the price that investors are willing to pay for our common stock.

ITEM 1B. UNRESOLVED COMMENT LETTERS
UNRESOLVED COMMENT LETTERS

None.

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

We also integrated cybersecurity risk management into our overall risk management framework to ensure that cybersecurity risks are considered in all aspects of our business. The integration ensures that cybersecurity considerations are integral to our strategic and operational decision-making. Our management team works closely with our Chief Digital & Data Officer (CDDO) and Chief Information Security Officer (CISO), ensuring that our cybersecurity efforts align with our business objectives and operational needs. Key components of our cybersecurity approach include, among other things:

•establishing a dedicated action team, led by our CDDO and CISO, to oversee and manage cybersecurity risks;
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

In the three-year period ended March 31, 2025, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of any prior cybersecurity incidents experienced by either us or third parties, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Refer to Part I, Item 1A, “Risk Factors - Risks Related to Technology, Data Security and Privacy” within this Annual Report for further information.

CYBERSECURITY GOVERNANCE

Our Board has delegated to the Audit Committee primary responsibility for oversight of risk assessment and risk management, including risks related to cybersecurity and information security issues. Our CDDO and CISO, who head our cybersecurity and information security initiatives, provide quarterly updates to the Audit Committee, and annual updates to the full Board. These updates cover various topics, such as efforts to enhance our cybersecurity posture, operational and incident metrics, mitigation actions, and key performance indicators like cybersecurity maturity, program health, and audit and compliance activities. In addition to these regular updates, significant cybersecurity incidents and updates are escalated on an as-needed basis in accordance with our IRP.

Our CDDO and CISO have extensive experience in cybersecurity. Our CDDO has served in his role since September 2024. He has over 15 years of experience in digital transformations, enterprise technology, artificial intelligence, and data management. Our CISO has served in various roles in Information Technology for over 25 years, including 15 years in Information Security. He holds a B.S. in Cybersecurity and Information Assurance, along with industry certifications that include the Information Systems Audit and Control Association Certified in Risk and Information Systems Control, Certified Information Security Manager, and International Information System Security Certification Consortium Certified Information Systems Security Professional certifications.

ITEM 2. PROPERTIES

Corporate Headquarters. We own our 14-acre corporate headquarters located in Goleta, California.

Warehouses and DCs. We have a warehouse and DC located in Moreno Valley, California, which began operations during the fourth quarter of fiscal year 2015. In October 2021, we began operations in a second US warehouse and DC located in Mooresville, Indiana. In October 2023, we began operations in a third US warehouse and DC located in Mooresville, Indiana. We continue to optimize and invest in our operations at these locations.

Regional Offices. We have offices in Austria, Belgium, Canada, China, France, Germany, Hong Kong, Indonesia, Italy, Japan, the Netherlands, Switzerland, the UK, the US, and Vietnam, to perform a variety of functions, which include supervising and overseeing the quality and manufacturing standards of our products, design, product development, distribution, customer service, coordinating regional sales, operations, marketing, IT, and administration. We also have offices in Macau and Hong Kong to coordinate logistics.

Retail Stores. As of March 31, 2025, we have 50 US retail stores and 129 international retail stores, including in Austria, Belgium, Canada, China, France, Germany, Japan, the Netherlands, Switzerland, and the UK.

Other than our corporate headquarters, we lease our warehouses and DCs, retail stores and regional offices from unrelated parties. With the exception of retail stores in our DTC channel, costs associated with our warehouses and DCs and regional offices are attributable to multiple reportable operating segments and are not allocated; but instead reflected in unallocated enterprise and shared brand expenses in our results of operations. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion and results of operations for our reportable operating segments and Note 12, “Reportable Operating Segments,” of our consolidated financial statements in Part IV within this Annual Report for additional information on unallocated enterprise and shared brand expenses.

We believe our properties are adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

Significant Properties. The following table provides details regarding our significant physical properties that are operational as of March 31, 2025:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse and Distribution Center	Lease	1,530,944
Mooresville Indiana (1st location)	Warehouse and Distribution Center	Lease	507,600
Mooresville Indiana (2nd location)	Warehouse and Distribution Center	Lease	1,015,902
Goleta, California	Corporate Headquarters	Own	185,094

ITEM 3. LEGAL PROCEEDINGS

As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out-of-court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including allegations that the UGG brand trademark registrations and design patents are invalid or unenforceable. Furthermore, we are aware of many instances throughout the world in which a third-party is using our UGG brand and HOKA brand trademarks within its internet domain name. Finally, we are investigating several manufacturers and distributors of counterfeit UGG and HOKA brand products, as well as various markets for indications of counterfeit products.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock has traded under the symbol DECK on the New York Stock Exchange (NYSE) since May 2014 and was previously traded on the Nasdaq Global Select Market.

Holders of Record. As of May 9, 2025, we had 28 stockholders of record based on the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Unregistered Sales of Equity Securities. We did not sell any equity securities that were not registered under the Securities Act during the year ended March 31, 2025.
STOCK PERFORMANCE GRAPH

Below is a graph comparing the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal-year periods commencing March 31, 2020, and ended March 31, 2025. We use the S&P 500 Index as we believe it is the benchmark most relevant to measure our performance. Total return assumes reinvestment of dividends, though we have not declared or paid any cash dividends on our common stock since our inception. The data represented in the graph assumes one hundred dollars invested in our common stock and in each of the referenced indices on March 31, 2020. The stock performance shown on the below graph is not necessarily indicative of future performance. We will not make or endorse any prediction as to future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
800
600
400
200
0
Index Value
3/20
3/21
3/22
3/23
3/24
3/25
Period Ending
Deckers Outdoor Corporation
S&P 500 Index
S&P 500 Apparel, Accessories & Luxury Goods Index

	Years Ended March 31,
	2020	2021	2022	2023	2024	2025
Deckers Outdoor Corporation	$100.00	$246.58	$204.31	$335.44	$702.26	$500.46
S&P 500 Index	100.00	156.35	180.81	166.84	216.69	234.57
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	204.01	161.34	111.79	95.06	86.86
DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock since our inception. Our current revolving credit agreements allow us to declare and pay cash dividends, as long as we do not exceed certain leverage ratios, and no event of default has occurred. However, we currently do not anticipate declaring or paying any cash dividends.

STOCK REPURCHASE PROGRAM

Our Board has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of March 31, 2025, our Board last approved an authorization of $1,200,000 on July 27, 2022.

Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The credit agreements governing our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of March 31, 2025, we have not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.

Stock repurchase activity under our stock repurchase program during the three months ended March 31, 2025, was as follows:

	Total Number of Shares Repurchased (1)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (3)
January 1 - January 31, 2025	8,087	$185.46	$1,500	$639,192
February 1 - February 28, 2025	1,252,130	160.92	201,492	437,700
March 1 - March 31, 2025	517,524	121.73	62,999	374,701
Total	1,777,741	149.62	$265,991	374,701

(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.

Subsequent to March 31, 2025, through May 9, 2025, we repurchased 765,321 shares of our common stock at a weighted average price of $109.75 per share for $83,998. As of May 9, 2025, we had $290,704 remaining authorized under the stock repurchase program. Amounts may not calculate on rounded dollars.

On May 21, 2025, our Board approved an additional authorization of $2,250,000 to repurchase shares of our common stock under the same conditions as the prior stock repurchase program.

Refer to the section titled “Liquidity” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10, “Stockholders’ Equity,” of our consolidated financial statements in Part IV, within this Annual Report, for further information on repurchases of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part IV within this Annual Report. This discussion includes an analysis of our financial condition and results of operations for the years ended March 31, 2025, 2024, and 2023 and year-over-year comparisons between those periods.

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

OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: UGG, HOKA, Teva, AHNU, and Koolaburra. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. Our brands sell our products through quality domestic and international retailers, international distributors, and directly to global consumers through our DTC channel, which is comprised of an e‑commerce and retail store presence. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.

FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for fiscal year 2025, compared to fiscal year 2024 (the prior period), were as follows:

•Net sales increased 16.3% to $4,985,612.
◦Brand
▪UGG brand net sales increased 13.1% to $2,531,351.
▪HOKA brand net sales increased 23.6% to $2,233,090.
▪Other brands net sales decreased 8.6% to $221,171.
◦Channel
▪Wholesale channel net sales increased 17.4% to $2,855,865.
▪DTC channel net sales increased 14.8% to $2,129,747.
◦Geography
▪Domestic net sales increased 11.3% to $3,186,709.
▪International net sales increased 26.3% to $1,798,903.
•Gross margin increased 230 basis points to 57.9%.
•SG&A expenses increased 17.1% to $1,706,571.
•Income from operations increased 27.1% to $1,179,092.
•Income from operations as a percentage of net sales (operating margin) increased 200 basis points to 23.6%.
•Diluted earnings per share increased 30.2% to $6.33 per share.

RECENT DEVELOPMENTS

Koolaburra Brand. During the third quarter of fiscal year 2025, we began taking steps to phase out our standalone operations for the Koolaburra brand in order to maintain focus on our most significant organic opportunities. We closed Koolaburra.com as of March 31, 2025, and plan to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025. Refer to the section titled “The Company,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information.

Sanuk Brand Asset Sale. During the second quarter of fiscal year 2025, we completed the sale of the Sanuk brand and certain related assets. Refer to the section below titled “Reportable Operating Segment Overview” for further information on our results of operations. Refer to the section titled “The Company,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information on the sale of the Sanuk brand.

Forward Stock Split and Authorized Share Increase. On September 13, 2024, we effected a stock split and an authorized share increase. Our financial results included within this Annual Report have been retroactively adjusted to reflect the effectiveness of the stock split and the authorized share increase. Refer to the section titled “Basis of Presentation,” in Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further information.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

We expect our business and industry will continue to be impacted by several important trends and uncertainties, including the following:

Macroeconomic and Geopolitical Factors

•We are exposed to risks resulting from evolving US trade policy that has introduced uncertainty and volatility in global trade relations, including higher tariffs and greater restrictions on goods imported from certain regions. While we pursue mitigation strategies, including through selective, staggered, and strategic price increases on our products sold in the US and by negotiating cost-sharing arrangements with our independent manufacturers, we may be unable to offset all resulting increases to our cost of goods sold. These risks may have a material adverse impact on demand for our products.

•Macroeconomic factors, including inflationary pressures, increased tariffs, geopolitical unrest, and escalating global conflicts, are creating a complex and challenging environment for our business and industry. While these factors did not materially impact our business or results of operations during fiscal year 2025, the full impact of these factors is difficult to quantify and could negatively impact us in future periods.

Brand and Omni-Channel Strategy

•We remain focused on increasing global consumer awareness and adoption of our brands, which has continued to positively impact our financial results. Our efforts to drive brand adoption are focused on building brand acceptance and heat through launches of innovative product offerings, coupled with marketing investments across multiple geographic markets and channels of distribution, including strategic expansion of the global marketplace.

•We continue to implement a marketplace inventory management strategy for our brands through segmentation and differentiation. During fiscal year 2025, we continued to experience alignment on product assortments that resulted in higher full-price sell-through, which benefited our gross margins across all channels of distribution. While gross margins continue to be an area of strategic focus, we may not experience these benefits to our gross margins in our fiscal year ending March 31, 2026 (next fiscal year) due to various factors, including impacts from macroeconomic and geopolitical factors, discussed above, as well as potential impacts from our pricing strategies.

•Our long-term strategy remains focused on building our DTC channel to represent an increased proportion of our total net sales, which includes differentiating the consumer experience from the wholesale channel to drive increases in acquisition and retention to sustain strong market positions and a high level of demand for our brands. We expect increased sales in the DTC channel will continue to positively impact our gross margins. However, as we expand doors with wholesale partners to drive brand awareness and market share in the near-term, our wholesale channel may represent a higher portion of our total net sales in certain periods, which could pressure our margins in those periods.

•We continue to implement our international growth strategies for the HOKA and UGG brands to represent an increased proportion of our total net sales. We continue to selectively expand our HOKA brand presence through additional locations with our wholesale partners and targeted retail store expansion within our DTC channel. We also continue to invest in certain regions that provide influential market presence to build HOKA brand awareness, and we expect to continue making these investments, including in our next fiscal year. We continue to emphasize elevating the customer experience for our brands through category expansion and collaborations.

Supply Chain

•To support our growing business, we continue to invest in our network of global warehouses, DCs, and 3PLs, which have fixed and variable costs, with variable costs changing relative to changes in net sales. We continue to diversify our third-party manufacturers and the regions in which they operate. We are currently negotiating the transition of one of our international 3PLs to a new partner with an upgraded warehouse management system during our next fiscal year. We expect to continue to invest in and build upon these infrastructure capabilities to continue meeting customer and consumer demand.

REPORTABLE OPERATING SEGMENTS OVERVIEW

As of March 31, 2025, our three reportable operating segments include the worldwide operations of the UGG brand, HOKA brand, and Other brands. Information reported to the CODM, who is our Principal Executive Officer (PEO), is organized into these reportable operating segments and is consistent with how the CODM evaluates our performance and allocates resources.

Change in Reportable Operating Segments. During the fourth quarter of fiscal year 2025, the financial information regularly used by the CODM to evaluate performance, make operating decisions, and allocate resources was revised. In connection with executive leadership alignment, and the recent divestiture and phase out of certain brands, the CODM shifted resource allocation decisions and performance assessment to a brand focus, rather than a distribution channel focus. This resulted in a change in our reportable operating segments. The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and we clarified unallocated overhead costs excluded from this measure as unallocated enterprise and shared brand expenses. Unallocated enterprise and shared brand expenses are costs that are managed centrally and not specific to any one brand. These costs are primarily comprised of certain payroll and related expenses, including stock-based compensation; global IT expenses; 3PL service fees; depreciation, rent, and occupancy for owned warehouses and offices; and other SG&A expenses, such as costs for contract services, materials, supplies, and travel. These costs span multiple functions including owned warehouses and 3PL service fees, along with enterprise costs which include centralized commercial operations, IT, finance, human resources, legal, supply chain, and corporate executives.

Previously, our six reportable operating segments included the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily the AHNU brand and Koolaburra brand), and DTC. Reportable operating segment results for all prior periods presented in this Annual Report have been recast to reflect the change in reportable operating segments.

As discussed under the section titled “Recent Developments” above, the sale of the Sanuk brand was completed during fiscal year 2025. The financial results for our reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the Sanuk Brand Sale Date for the year ended March 31, 2025, and full financial results for the years ended March 31, 2024, and 2023.

Refer to Note 12, “Reportable Operating Segments,” of our consolidated financial statements in Part IV within this Annual Report for further information on reportable operating segments.

UGG Brand. The UGG brand is one of the most iconic and recognized footwear brands in our industry, which highlights our successful track record of building niche brands into lifestyle and fashion market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient consumer-focused line of premium footwear, apparel, and accessories with year-round product offerings that appeal to a growing global audience and a broad demographic.

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
•Diversification of our footwear product offerings, such as our spring and summer lines, as well as expanded category offerings for Men’s products such as the slip-on shoe and sneaker category, and more iconic fashion product for our Classics line, including reimagining existing iconic styles into new categories.
•Thoughtful expansion of our apparel and accessories businesses.

HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, taste makers, and everyday athletes. Expanded marketing and strategic marketplace presence have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its global marketplace. The HOKA brand’s product line includes running, trail, hiking, fitness, and lifestyle footwear offerings, as well as select apparel and accessories.

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
•Thoughtful and strategic distribution choices, allowing the HOKA brand access and introduction to a broader, more diverse, consumer base.
•Category extensions in authentic performance footwear offerings such as lifestyle, trail, and fitness categories.

Other Brands. Other brands consist primarily of the Teva brand, AHNU brand, and Koolaburra brand. The Teva brand’s products are built for a range of outdoor pursuits and include a variety of footwear options, from classic sandals and shoes to boots. The AHNU brand’s footwear products fuse high-performance technology with timeless style crafted for everyday wear. The Koolaburra brand, for which we are phasing out standalone operations by the end of calendar year 2025, is a casual footwear brand that uses plush materials to target value-oriented consumers.
USE OF NON-GAAP FINANCIAL MEASURES

We disclose supplemental financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (US GAAP); however, throughout this Annual Report we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of constant currency measures. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP.
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

SEASONALITY

A significant part of the UGG brand’s business has historically been seasonal, with the highest percentage of net sales occurring in the third fiscal quarter, which has contributed to variation in results of operations from quarter to quarter. However, we have mitigated the impacts of seasonality by diversifying and expanding product offerings with additional year-round styles. In addition, as the HOKA brand’s net sales, which generally occur more evenly throughout the fiscal year, continue to increase as a percentage of our aggregate net sales, we expect to reduce the impacts of seasonality in future periods.

RESULTS OF OPERATIONS

Year Ended March 31, 2025, Compared to Year Ended March 31, 2024. Results of operations were as follows:

	Years Ended March 31,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Net sales	$4,985,612	100.0%	$4,287,763	100.0%	$697,849	16.3%
Cost of sales	2,099,949	42.1	1,902,275	44.4	(197,674)	(10.4)
Gross profit	2,885,663	57.9	2,385,488	55.6	500,175	21.0
Selling, general, and administrative expenses	1,706,571	34.3	1,457,974	34.0	(248,597)	(17.1)
Income from operations	1,179,092	23.6	927,514	21.6	251,578	27.1
Total other income, net	(64,207)	(1.3)	(51,427)	(1.2)	12,780	24.9
Income before income taxes	1,243,299	24.9	978,941	22.8	264,358	27.0
Income tax expense	277,208	5.5	219,378	5.1	(57,830)	(26.4)
Net income	966,091	19.4	759,563	17.7	206,528	27.2
Total other comprehensive income (loss), net of tax	1,079	—	(11,698)	(0.3)	12,777	109.2
Comprehensive income	$967,170	19.4%	$747,865	17.4%	$219,305	29.3%

Net income per share
Basic	$6.36		$4.89		$1.47	30.1%
Diluted	$6.33		$4.86		$1.47	30.2%

Net Sales. Net sales by brand, channel, and geography were as follows:

	Years Ended March 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
UGG brand
Wholesale	$1,282,319	$1,115,241	$167,078	15.0%
Direct-to-Consumer	1,249,032	1,123,891	125,141	11.1
Total	2,531,351	2,239,132	292,219	13.1
HOKA brand
Wholesale	1,397,776	1,126,126	271,650	24.1
Direct-to-Consumer	835,314	680,614	154,700	22.7
Total	2,233,090	1,806,740	426,350	23.6
Other brands (1) (2)
Wholesale	175,770	190,940	(15,170)	(7.9)
Direct-to-Consumer	45,401	50,951	(5,550)	(10.9)
Total	221,171	241,891	(20,720)	(8.6)
Total (1)	$4,985,612	$4,287,763	$697,849	16.3%

Net sales by channel
Total Wholesale	$2,855,865	$2,432,307	$423,558	17.4%
Total Direct-to-Consumer	2,129,747	1,855,456	274,291	14.8
Total (1)	$4,985,612	$4,287,763	$697,849	16.3%

	Years Ended March 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by geography
Domestic	$3,186,709	$2,863,674	$323,035	11.3%
International	1,798,903	1,424,089	374,814	26.3
Total (1)	$4,985,612	$4,287,763	$697,849	16.3%

(1) Includes Sanuk brand partial financial results through the Sanuk Brand Sale Date of August 15, 2024, for the year ended March 31, 2025, and full financial results for the prior period, which are presented in the Other brands reportable operating segment. Refer to the section titled “Recent Developments” above for further information on the sale of the Sanuk brand. Refer to the section titled “Reportable Operating Segments Overview,” above for further information on the recent change in our reportable operating segments.

(2) Includes Teva brand full financial results for the year ended March 31, 2025, and the prior period, which are presented in the Other brands reportable operating segment. Refer to the section titled “Reportable Operating Segments Overview” above for further information on the recent change in our reportable operating segments.

Total net sales increased primarily due to higher global net sales across all channels for the HOKA and UGG brands, partially offset by lower US net sales for Other brands across all channels. Drivers of significant changes in net sales, compared to the prior period, were as follows:

•Net sales of the HOKA brand increased due to higher global demand for an assortment of performance products across all channels. HOKA brand wholesale channel growth was driven primarily by global market share gains and benefits from new points of distribution with key partners. HOKA brand DTC channel growth was driven primarily by global gains in consumer acquisition and retention.

•Net sales of the UGG brand increased due to higher global demand across both channels, especially internationally. UGG brand wholesale channel growth was primarily driven by demand for year-round key product franchises and strong partnerships with brand-enhancing retailers. UGG brand DTC channel growth was primarily driven by global gains in consumer acquisition and retention.

•Net sales of the Other brands decreased primarily due to lower US net sales across all channels, including impacts from the sale of the Sanuk brand.

Supplemental Disclosure

•On a constant currency basis, net sales increased by 16.5%, compared to the prior period.

•Comparable DTC channel net sales for the 52 weeks ended March 30, 2025, increased by 13.4% compared to the prior period.

•We experienced an increase of 13.5% in the total volume of units sold to 74,100 from 65,300, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits.

Gross Profit. Gross margin increased to 57.9% from 55.6%, compared to the prior period, primarily due to favorable brand and product mix, with higher margin product driving a higher proportion of growth, and increased levels of full-price selling primarily for the UGG brand, including reduced closeouts to the wholesale channel, partially offset by unfavorable changes in freight costs.

Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:

•Increased advertising, marketing, and promotion expenses of approximately $83,300, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other SG&A expenses of approximately $79,800, primarily due to higher unallocated enterprise and shared brand expenses of approximately $46,400 for 3PL service fees, contract services, IT programming and software costs, and other operating expenses; higher HOKA brand expenses of approximately $22,700 for materials and supplies, sales commissions, travel costs, bad debt expenses, credit card fees, and other operating expenses; and higher UGG brand expenses of approximately $9,700 for sales commissions, bad debt expenses, and credit card fees.

•Increased payroll and related costs of approximately $67,800, primarily due to higher headcount from investments in talent for the HOKA brand, enterprise functions, and the UGG brand, along with higher variable payroll costs to support higher sales.

•Increased depreciation and other related costs of approximately $10,800, primarily due to higher unallocated enterprise and shared brand expenses for infrastructure investments and related depreciation, partially offset by lower impairments.

•Increased rent and occupancy of approximately $8,800, primarily due to higher rent expenses resulting from retail store footprint expansion for the HOKA brand.

•Increased net foreign currency-related remeasurement gains of approximately $2,000, primarily due to favorable changes in Asian exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand	$1,002,873	$804,827	$198,046	24.6%
HOKA brand	848,505	719,047	129,458	18.0
Other brands (1) (2)	34,578	23,721	10,857	45.8
Unallocated enterprise and shared brand expenses (3)	(706,864)	(620,081)	(86,783)	(14.0)
Total	$1,179,092	$927,514	$251,578	27.1%

(1) Includes Sanuk brand partial financial results through the Sanuk Brand Sale Date of August 15, 2024, for the year ended March 31, 2025, and full financial results for the prior period, which are presented in the Other brands reportable operating segment. Refer to the section titled “Recent Developments” above for further information on the sale of the Sanuk brand. Refer to the section titled “Reportable Operating Segments Overview,” above for further information on the recent change in our reportable operating segments.

(2) Includes Teva brand full financial results for the year ended March 31, 2025, and the prior period, which are presented in the Other brands reportable operating segment. Refer to the section titled “Reportable Operating Segments Overview” above for further information on the recent change in our reportable operating segments.

(3) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses, which are costs that are managed centrally and not specific to any one brand. The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.
Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:

•The increase in income from operations of the UGG brand was due to higher net sales at higher gross margins, as well as relatively flat SG&A expenses as a percentage of net sales.

•The increase in income from operations of the HOKA brand was due to higher net sales at slightly lower gross margins, partially offset by higher SG&A expenses as a percentage of net sales, primarily reflecting increased marketing and headcount to support brand growth initiatives.

•The increase in income from operations of the Other brands was due to higher gross margins on lower net sales, as well as the benefit to SG&A expenses from lower impairments compared to the prior period for the Sanuk brand definite-lived intangible assets.

•The increase in unallocated enterprise and shared brand expenses was due to higher other SG&A expenses for 3PL service fees, contract services, and IT programming and software costs; higher payroll and related costs for higher variable payroll costs along with higher headcount for enterprise functions; and higher depreciation and other related costs for infrastructure investments.

Total Other Income, Net. The increase in total other income, net, compared to the prior period, was primarily due to higher interest income from higher invested cash balances.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2025	2024
Income tax expense	$277,208	$219,378
Effective income tax rate	22.3%	22.4%

The net decrease in our effective income tax rate, compared to the prior period, was primarily due to benefits related to US tax on foreign earnings (including global intangible low-tax income and foreign derived intangible income), partially offset by higher income tax expense from changes in jurisdictional mix of worldwide income before income taxes and a lower benefit from net discrete items, including from return-to-provision adjustments and a valuation allowance on tax attributes.

Net Income. The increase in net income, compared to the prior period, was due to higher net sales and higher operating margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes in the net asset position against Asian foreign currency exchange rates.

Year Ended March 31, 2024, Compared to Year Ended March 31, 2023. Results of operations were as follows:

	Years Ended March 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Net sales	$4,287,763	100.0%	$3,627,286	100.0%	$660,477	18.2%
Cost of sales	1,902,275	44.4	1,801,916	49.7	(100,359)	(5.6)
Gross profit	2,385,488	55.6	1,825,370	50.3	560,118	30.7
Selling, general, and administrative expenses	1,457,974	34.0	1,172,619	32.3	(285,355)	(24.3)
Income from operations	927,514	21.6	652,751	18.0	274,763	42.1
Total other income, net	(51,427)	(1.2)	(13,331)	(0.4)	38,096	285.8
Income before income taxes	978,941	22.8	666,082	18.4	312,859	47.0
Income tax expense	219,378	5.1	149,260	4.1	(70,118)	(47.0)
Net income	759,563	17.7	516,822	14.3	242,741	47.0
Total other comprehensive loss, net of tax	(11,698)	(0.3)	(14,080)	(0.4)	2,382	16.9
Comprehensive income	$747,865	17.4%	$502,742	13.9%	$245,123	48.8%

Net income per share
Basic	$4.89		$3.25		$1.64	50.6%
Diluted	$4.86		$3.23		$1.63	50.5%

Net Sales. Net sales by brand, channel, and geography were as follows:

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Net sales by brand
UGG brand
Wholesale	$1,115,241	$1,004,356	$110,885	11.0%
Direct-to-Consumer	1,123,891	924,855	199,036	21.5
Total	2,239,132	1,929,211	309,921	16.1
HOKA brand
Wholesale	1,126,126	925,877	200,249	21.6
Direct-to-Consumer	680,614	487,039	193,575	39.7
Total	1,806,740	1,412,916	393,824	27.9
Other brands (1)
Wholesale	190,940	230,442	(39,502)	(17.1)
Direct-to-Consumer	50,951	54,717	(3,766)	(6.9)
Total	$241,891	285,159	(43,268)	(15.2)
Total (1)	$4,287,763	$3,627,286	$660,477	18.2%

Net sales by channel
Total Wholesale	$2,432,307	$2,160,675	$271,632	12.6%
Total Direct-to-Consumer	1,855,456	1,466,611	388,845	26.5
Total (1)	$4,287,763	$3,627,286	$660,477	18.2%

Net sales by geography
Domestic	$2,863,674	$2,451,497	$412,177	16.8%
International	1,424,089	1,175,789	248,300	21.1
Total (1)	$4,287,763	$3,627,286	$660,477	18.2%

(1) Includes Teva and Sanuk brand’s full financial results for the years ended March 31, 2024, and 2023, which are presented in the Other brands reportable operating segment. Refer to the section titled “Reportable Operating Segments Overview,” above for further information on the recent change in our reportable operating segments.

Total net sales increased primarily due to higher global net sales across all channels for the HOKA and UGG brands, partially offset by lower net sales for Other brands across all channels. Drivers of significant changes in net sales, compared to the year ended March 31, 2023, were as follows:

•Net sales of the HOKA brand increased due to higher demand for an assortment of performance products across all channels. HOKA brand wholesale channel growth was driven primarily by market share gains in the US and Asia, partially offset by lower net sales in Europe, primarily related to the timing of certain distributor shipments. HOKA brand DTC channel growth was driven primarily by global gains in consumer acquisition and retention online.

•Net sales of the UGG brand increased due to strong global adoption of key product franchises, as well as benefits from a higher level of full price selling and selective price increases on popular styles, across all channels.

•Net sales of the Other brands decreased primarily due to lower demand in the wholesale channel globally for the Teva brand related to pressures on the value-oriented consumer in the sandal category and shipping timing differences, as well as in the US for the Sanuk brand due to lower consumer demand and elevated marketplace inventory levels.

Supplemental Disclosure

•On a constant currency basis, net sales increased by 17.9%, compared to the year ended March 31, 2023.

•Comparable DTC channel net sales for the 52 weeks ended March 31, 2024, increased by 25.4% compared to the year ended March 31, 2023.

•We experienced an increase of 2.8% in the total volume of units sold to 65,300 from 63,500, compared to the year ended March 31, 2023. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits.
Gross Profit. Gross margin increased to 55.6% from 50.3%, compared to the year ended March 31, 2023, primarily due to favorable full-price selling for the UGG brand, favorable changes in freight costs, favorable HOKA brand mix and UGG brand product mix shifts, including benefits from selective price increases, and favorable mix of sales in the DTC channel.

Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the year ended March 31, 2023, were as follows:

•Increased payroll and related costs of approximately $107,500, primarily due to higher headcount from investments in talent, including for the UGG and HOKA brands as well as enterprise functions, along with higher variable payroll costs to support higher sales, including performance-based compensation.

•Increased advertising, marketing, and promotion expenses of approximately $77,700, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.

•Increased other SG&A expenses of approximately $65,500, primarily due to higher unallocated enterprise and shared brand expenses of approximately $46,700 for IT expenses for programming and software costs, 3PL service fees, legal fees, contract services, travel costs, and other operating expenses, and higher HOKA brand expenses of approximately $14,400 for credit card fees and travel costs.

•Increased rent and occupancy of approximately $21,400, primarily due to higher rent expenses resulting from retail store footprint expansion for the HOKA brand, as well as from UGG brand retail stores and enterprise offices.

•Increased depreciation and other related costs of approximately $16,100, primarily due to higher unallocated enterprise and shared brand expenses for infrastructure investments and related depreciation, as well as an impairment for Sanuk brand definite-lived intangible assets.

•Decreased net foreign currency-related remeasurement losses of approximately $2,900, primarily due to favorable changes in Canadian and Asian exchange rates against the US dollar.

Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Years Ended March 31,
	2024	2023	Change
	Amount	Amount	Amount	%
Income (loss) from operations
UGG brand	$804,827	$572,469	$232,358	40.6%
HOKA brand	719,047	528,458	190,589	36.1
Other brands (1)	23,721	49,502	(25,781)	(52.1)
Unallocated enterprise and shared brand expenses (2)	(620,081)	(497,678)	(122,403)	(24.6)
Total	$927,514	$652,751	$274,763	42.1%
(1) Includes Teva and Sanuk brand’s full financial results for the years ended March 31, 2024, and 2023, which are presented in the Other brands reportable operating segment. Refer to the section titled “Reportable Operating Segments Overview,” above for further information on the recent change in our reportable operating segments.

(2) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses, which are costs that are managed centrally and not specific to any one brand. The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.

The increase in total income from operations, compared to the year ended March 31, 2023, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

Drivers of significant net changes in total income from operations, compared to the year ended March 31, 2023, were as follows:

•The increase in income from operations of the UGG brand was due to higher net sales at higher gross margins, partially offset by slightly higher SG&A expenses as a percentage of net sales.

•The increase in income from operations of the HOKA brand was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales.

•The decrease in income from operations of the Other brands was primarily due to lower net sales at higher gross margins, as well as higher SG&A expenses as a percentage of net sales, primarily due to the Sanuk brand definite-lived intangible asset impairment.

•The increase in unallocated enterprise and shared brand expenses was primarily due to higher payroll and related costs for higher headcount for enterprise functions along with higher variable payroll costs to support higher sales, including performance-based compensation; higher other SG&A expenses for IT programming and software costs, 3PL service fees, legal fees, contract services, and travel costs; higher depreciation and other related costs for infrastructure investments; and higher rent and occupancy for enterprise offices.

Total Other Income, Net. The increase in total other income, net, compared to the year ended March 31, 2023, was due to higher interest income from higher invested cash balances and average interest rates.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Years Ended March 31,
	2024	2023
Income tax expense	$219,378	$149,260
Effective income tax rate	22.4%	22.4%

Our effective income tax rate was flat compared to the year ended March 31, 2023. The current year income tax rate is primarily driven by US domestic taxes resulting from an increase in US domestic pre-tax income, offset by the foreign rate differential. The rate for the year ended March 31, 2023, was primarily driven by the impact on the foreign rate differential of nonrecurring income tax benefits related to foreign tax-exempt income, offset by an increase in income tax expense for lower unrealized tax benefits related to foreign tax authority assessments.

Net Income. The increase in net income, compared to the year ended March 31, 2023, was primarily due to higher net sales, operating margins, and interest income. Net income per share increased, compared to the year ended March 31, 2023, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Total Other Comprehensive Loss, Net of Tax. The decrease in total other comprehensive loss, net of tax, compared to the year ended March 31, 2023, was primarily due to lower foreign currency translation losses relating to changes in the net asset position against European foreign currency exchange rates.

LIQUIDITY

Our liquidity may be impacted by a number of factors, including our results of operations, the strength of our brands and market acceptance of our products, impacts of seasonality and weather conditions, our ability to respond to changes in consumer preferences and tastes, the timing of capital expenditures and lease payments, our ability to collect our trade accounts receivable in a timely manner and effectively manage our inventories, our ability to manage supply chain constraints, our ability to respond to macroeconomic, geopolitical and international trade developments, and various other risks and uncertainties described in the section titled “Trends and Uncertainties Impacting our Business and Industry” above and in Part I, Item 1A, “Risk Factors,” within this Annual Report. Furthermore, we may require additional cash resources due to changes in business conditions, strategic initiatives, or capital allocation strategy, a national or global economic recession, or other future developments, including any investments or acquisitions we may decide to pursue.

If there are unexpected material impacts on our business in future periods, we may need to raise additional cash to fund our operations or pursue our business strategy, in which case we may seek to borrow under our revolving credit facilities, seek new or modified borrowing arrangements, or sell additional debt or equity securities. The sale of convertible debt or equity securities could result in additional dilution to our stockholders, and equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, as well as covenants that would restrict our operations and further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although we believe we have adequate sources of liquidity over the long term, factors such as changes in consumer preferences or tastes, prolonged or severe economic recession or inflationary pressure could adversely affect our business and liquidity.

Sources of Liquidity. We finance our working capital and operating requirements using a combination of cash and cash equivalents balances, including cash from our repatriation strategy, and cash provided from ongoing operating activities. We also have available borrowing capacity under our revolving credit facilities. Refer to the section titled “Cash Flows” below for further discussion on cash flows from ongoing operating activities.
Cash and Cash Equivalents. As of March 31, 2025, our cash and cash equivalents balance is $1,889,188, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to allow us to pursue our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.

Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the year ended March 31, 2025, no cash and cash equivalents were repatriated from a foreign subsidiary that were subject to income taxes, compared to $250,000 of cash and cash equivalents repatriated during the year ended March 31, 2024. As of March 31, 2025, and 2024, we have $481,836 and $263,820, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax, if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding our cash repatriation strategy.

For the years ended March 31, 2025, 2024, and 2023, we did not generate significant pre-tax earnings from any countries which do not impose a corporate income tax. A small portion of our unremitted accumulated earnings of non-US subsidiaries, for which no US federal or state income tax have been paid, are currently expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries.

Revolving Credit Facilities. Information about our revolving credit facilities available as of March 31, 2025, is as follows:

•Primary Credit Facility. We have a five-year unsecured revolving credit facility, which provides for borrowings up to $400,000 (Primary Credit Facility) and contains a $25,000 sublimit for the issuance of letters of credit. Under the Primary Credit Facility, there is no outstanding balance, $399,045 of available borrowings, and $955 of outstanding letters of credit.

•China Credit Facility. We have an uncommitted revolving line of credit of up to CNY300,000, or $41,338, with an overdraft facility sublimit of CNY100,000, or $13,779 (China Credit Facility). There is no outstanding balance, outstanding bank guarantees of $455, and available borrowings of $40,883 under the China Credit Facility.

•Debt Covenants. We are in compliance with all financial covenants under our Primary Credit Facility and China Credit Facility.

Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on the terms of our revolving credit facilities.

Material Cash Requirements. Our material cash requirements include working capital, payments to fulfill contractual obligations, capital expenditures, and stock repurchases. Our working capital requirements begin when we purchase raw and other materials and inventories and continue until we ultimately collect the resulting trade accounts receivable. Given the historical seasonality of the UGG brand, our working capital requirements fluctuate significantly throughout our fiscal year, and we utilize available cash to build inventory levels during certain quarters to support higher selling seasons. While the impact of seasonality has been mitigated to some extent, we expect our working capital requirements will continue to fluctuate from period to period.

Contractual Obligations. The following table summarizes our significant contractual obligations as of March 31, 2025, in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$317,823	$62,445	$123,491	$71,557	$60,330
Purchase obligations for product (2)	956,911	956,911	—	—	—
Purchase obligations for commodities (3)	231,323	7,412	223,911	—	—
Other purchase obligations (4)	200,744	118,336	70,274	12,134	—
Net unrecognized tax benefits (5)	4,904	1,955	2,949	—	—
Total	$1,711,705	$1,147,059	$420,625	$83,691	$60,330

(1) Our operating lease obligations consist primarily of building leases for our retail locations, warehouses and DCs, and regional offices, and include the undiscounted cash lease payments owed under the terms of the lease agreements. In addition to the above operating lease obligations recorded on a discounted basis in our consolidated financial statements as of March 31, 2025, there is an aggregate of $10,096 of undiscounted minimum lease payments due pursuant to leases signed, but not yet commenced, primarily for new HOKA brand retail stores and a regional office, for which the leases are expected to commence in the first quarter of our next fiscal year.

(2) Our purchase obligations for product consist mostly of open purchase orders that we expect to fulfill in the ordinary course of business. Outstanding purchase orders are primarily issued to our independent manufacturers and are typically expected to be paid in less than one fiscal year. We can cancel a significant portion of the purchase obligations under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the reported amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations and instead reflects an estimate of our future payment commitments based on information currently available.

(3) Our purchase obligations for commodities represent remaining commitments under existing supply agreements, which are subject to minimum volume commitments (collectively, commodity contracts). We typically enter into commodity contracts for sheepskin and sugarcane-derived EVA. We expect purchases under commodity contracts in the ordinary course of business will eventually exceed the minimum commitment levels. The reported amount generally reflects remaining minimum commitments we expect will be consumed in future periods in the ordinary course of business, and any remaining deposits expected to become fully refundable or to be reflected as a credit against future purchases which are recorded in other assets in the consolidated balance sheets. There are no deposits included in the amount above that have not been fully consumed as of March 31, 2025.

(4) Our other purchase obligations consist of non-cancellable minimum commitments for IT services, 3PL service fees and other supply chain services, promotional expenses, and other commitments under service contracts. These amounts exclude capital expenditures expected to be made in the next fiscal year, which are further discussed below.

(5) Net unrecognized tax benefits are gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in our income tax return that would impact our effective tax rate, if recognized. As of March 31, 2025, the timing of future cash outflows is highly uncertain related to expirations of statute of limitations of $15,288 and, since we are unable to make a reasonable estimate of the period of cash settlement, it is excluded from the table above. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV within this Annual Report for further information on our uncertain tax positions.

Refer to Note 7, “Commitments and Contingencies,” of our consolidated financial statements in Part IV within this Annual Report for further information on our operating leases, purchase obligations, and other contractual obligations and commitments.

Capital Expenditures. We estimate capital expenditures that will be made before the end of our next fiscal year will range from approximately $120,000 to $130,000. We anticipate these expenditures will primarily relate to expanding our HOKA brand retail store fleet, refreshes to our existing retail store fleet, IT infrastructure and system improvements, as well as upgrading our existing warehouses and DCs, and office facilities. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on numerous factors, including the timing of facility and retail store openings, as well as unforeseen needs to replace or refresh existing assets.

Stock Repurchase Program. We continue to evaluate our capital allocation strategy and consider further opportunities to utilize our global cash resources in a way that will profitably grow our business, meet our strategic objectives, and drive stockholder value, including by potentially repurchasing additional shares of our common stock. As of March 31, 2025, the aggregate remaining approved amount under our stock repurchase program is $374,701. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

On May 21, 2025, our Board approved an additional authorization of $2,250,000 to repurchase shares of our common stock under the same conditions as the prior stock repurchase program.

Refer to Note 10, “Stockholders’ Equity,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding our stock repurchase program and capital allocation strategy.

CASH FLOWS

The following table summarizes the major components of our consolidated statements of cash flows for the periods presented:

	Years Ended March 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$1,044,523	$1,033,184	$11,339	1.1%
Net cash used in investing activities	(75,003)	(89,331)	14,328	16.0
Net cash used in financing activities	(581,334)	(417,675)	(163,659)	(39.2)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,049)	(5,922)	4,873	82.3
Net change in cash and cash equivalents	$387,137	$520,256	$(133,119)	(25.6)%

Operating Activities. Our primary source of liquidity is net cash provided by operating activities, which is driven by our net income after non-cash adjustments and changes in operating assets and liabilities.

The increase in net cash provided by operating activities during the year ended March 31, 2025, compared to the prior period, was due to $217,349 of favorable net income after non-cash adjustments, partially offset by $206,010 of unfavorable changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily due to (1) the impact on net trade accounts payable from timing of receipts of goods and services and respective disbursements, (2) higher purchases of inventory to support higher demand for our brands, (3) higher net trade accounts receivable on higher net sales, (4) timing of tax payments and receipts, and (5) favorable changes due to timing of derivative cash settlements.

Investing Activities. The decrease in net cash used in investing activities during the year ended March 31, 2025, compared to the prior period, was primarily due to an increase in cash proceeds from the sale of assets.

Financing Activities. The increase in net cash used in financing activities during the year ended March 31, 2025, compared to the prior period, was primarily due to a higher dollar value of stock repurchases, inclusive of excise taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic factors, including changes in tariff rates, inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in consumer discretionary spending, and recessionary concerns, on our business and operations. Although the full impact of these factors is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity.

We believe the following critical accounting estimates involve a significant level of estimation uncertainty and the balances have had or are reasonably likely to have a material impact on our financial condition or results of operations. Refer to Note 1, “General,” of our consolidated financial statements in Part IV within this Annual Report for further discussion of our significant accounting policies and use of estimates, as well as the impact of recent accounting pronouncements.

Sales Returns and Chargebacks. Revenue is recognized net of estimates for sales returns, chargebacks, and sales discounts in the period in which the related sale is recorded. Estimates for sales returns and chargebacks are based on various factors as follows:

Sales Return Liability. The amounts of these reserves are determined based on several factors, including known and actual returns, historical returns, and any recent events that could result in a change from historical return rates. For our wholesale channel, we base our estimate of sales returns on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. For our DTC channel, we estimate sales returns using a lag compared to the same prior period and consider historical returns experience and any recent events that could result in a change from historical returns, among other factors.

Allowance for Chargebacks. We record an allowance based primarily on known circumstances as well as unknown circumstances based on historical trends related to the timing and amount of chargebacks taken against customer invoices.

The determination of these sales liabilities and allowances is considered a critical accounting estimate because significant judgment is required to estimate adjustments to historical return rates and trends. Actual allowances may differ from estimates due to changes in customer, consumer, or product-specific circumstances.

Refer to Note 2, “Revenue Recognition,” of our consolidated financial statements in Part IV within this Annual Report for further information regarding the sales return liability, allowances for chargebacks, and allowances for sales discounts. Refer to Schedule II, “Total Valuation and Qualifying Accounts,” in Part IV within this Annual Report for an analysis of the activity in our allowances for chargebacks and sales discounts.

Allowance for Doubtful Accounts. We provide an allowance against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivable, economic conditions and forecasts, historical experience, and the customers’ creditworthiness. Changes in the characteristics of our trade accounts receivable and the aforementioned factors, among others, are reviewed quarterly and may lead to adjustments in our allowance for doubtful accounts. The calculation of the required allowance involves judgment by our management as to the impact of these and other factors on the ultimate realization of our trade accounts receivable. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required in the future.

Refer to Schedule II, “Total Valuation and Qualifying Accounts,” in Part IV within this Annual Report for an analysis of the activity in our allowances for doubtful accounts.

Inventories. Inventories, which are primarily comprised of finished goods on hand and in transit, are stated at the lower of cost (weighted moving average) or net realizable value at each financial statement date. We review inventory on a regular basis for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. While we believe that adequate write-downs for inventory obsolescence have been provided in the consolidated financial statements, consumer tastes and preferences may change, and we could experience additional inventory write-downs in the future.
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

We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will be sufficient to recover our deferred tax assets. If we determine all, or part of our net deferred tax assets are not realizable in the future, we will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made.

We make estimates to determine income tax expense, deferred tax assets and liabilities, and uncertain tax positions. Our estimates, relative to income tax expense, consider current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in, or our interpretation of, tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income tax expense in our results of operations.

Our estimates related to tax benefits from uncertain tax positions consider whether a tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position and the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Resolution of these uncertainties may result in the recognition of a tax benefit or an additional tax charge in the period our assessment changes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position and results of operations are subject to a variety of risks, including risks associated with commodity pricing, foreign currency exchange rates and, to a lesser extent, interest rates. There have been no material changes in our primary risk exposures or management of market risks since the prior year. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. Refer to Part I, Item 1A, “Risk Factors,” within this Annual Report for further discussion of risks to our business and results of operations.

COMMODITY PRICE RISK

We are exposed to commodity price fluctuations associated with the cost of raw materials used in our manufacturing process, including sheepskin and sugarcane-derived EVA (collectively, commodities).

To manage price volatility and ensure availability for our commodities, we currently enter into fixed purchasing contracts with designated suppliers of sheepskin and, at times, sugarcane-derived EVA. Our fixed pricing agreements are non-cancellable and may be subject to fees, including certain sheepskin purchasing contracts requiring deposits when minimum volumes are not fully consumed. In the event of significant price increases for our commodities, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our profitability. We continue to evaluate our firm pricing agreement strategy for our commodities, including other preferred materials.

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

We are exposed to financial statement transaction gains and losses as a result of remeasuring our monetary assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We hedge certain foreign currency exchange rate risks from existing assets and liabilities, as well as forecasted sales. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging strategy and may utilize additional derivative instruments to hedge our foreign currency exchange rate risk. We do not use foreign currency exchange rate forward contracts for speculative trading purposes.

Foreign currency exchange rate fluctuations affect our results of operations and can make comparisons from year to year more difficult. Foreign currency exchange rates, excluding the effect from derivative instruments, to remeasure monetary assets and liabilities using the exchange rate at the end of the reporting period, had a negative impact on our income from operations for the year ended March 31, 2025.

We use forward foreign exchange contracts to hedge material exposure to adverse changes in foreign currency exchange rates. A sensitivity analysis technique has been used to evaluate the effect that changes in the market value of foreign exchange currencies will have on our forward foreign exchange contracts. As of March 31, 2025, a hypothetical 10% foreign currency exchange rate fluctuation would have caused the fair value of our financial instruments to change by approximately $34,000. As of March 31, 2025, there are no known factors that we would expect to result in a material change in the near-term in the general nature of our primary foreign currency exchange rate risk exposure. Refer to the section titled “Summary of Significant Accounting Policies” in Note 1, “General,” and Note 9, “Derivative Instruments,” of our consolidated financial statements in Part IV within this Annual Report for further information on our use of derivative contracts and related accounting policies.

INTEREST RATE RISK

Our exposure to market risk for interest rates relates to our cash and cash equivalents, including cash invested in highly rated money market funds, and our revolving credit facilities.

Cash and cash equivalents held by us are affected by variable, short-term interest rates. Using our average invested cash equivalents balance as of March 31, 2025, the hypothetical effect of a 100 basis point change in short-term interest rates would result in a change of approximately $14,700 to interest income recorded in our consolidated statements of comprehensive income, along with our operating cash flows, but would not impact the fair market value of the related underlying instruments. Refer to the section titled “Summary of Significant Accounting Policies” in Note 1, “General,” and Note 4, “Fair Value Measurements,” of our consolidated financial statements in Part IV within this Annual Report for further information on our cash and cash equivalents.

Our revolving credit facilities bear interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing debt. As there were no outstanding balances under our revolving credit facilities as of March 31, 2025, the hypothetical effect of a 100 basis point change in interest rates for borrowings made under our revolving credit facilities would have resulted in no change to interest expense recorded in our consolidated statements of comprehensive income during the year ended March 31, 2025. Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV within this Annual Report for further information on our revolving credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm, are filed in a separate section following Part IV, as shown on the index under Item 15, “Exhibits and Financial Statement Schedules,” within this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2025.

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

As of March 31, 2025, our management, including our PEO and PFAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on this criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-4 within this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PEO AND PFAO CERTIFICATIONS

The certifications of our PEO and PFAO required by Rule 13a-14(a) of the Exchange Act are filed as Exhibit 31.1 and Exhibit 31.2, and furnished as Exhibit 32.1, to this Annual Report. This Part II, Item 9A, should be read in conjunction with such certifications for a more complete understanding of the topics presented.
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

Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers with respect to Rule 10b5-1 trading plans during the three months ended March 31, 2025:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones) (1)
Angela Ogbechie, Chief Supply Chain Officer	February 27, 2025	*	December 31, 2025	12,570
Bonita Stewart, Director	February 10, 2025	*	May 27, 2026	9,000

*Not applicable.

(1) The actual number of shares sold under the plan may depend on the vesting of certain performance-based equity awards and the number of shares withheld by us to satisfy our income tax withholding obligations and may vary from the number provided herein.

During the three months ended March 31, 2025, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2025 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the year ended March 31, 2025, pursuant to Regulation 14A under the Exchange Act.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Refer to Part IV, “Index to Consolidated Financial Statements and Financial Statement Schedules,” on page F-1 within this Annual Report for our Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through September 13, 2024 (Exhibit 3.1 to the Registrant’s Form 10-Q filed on October 31, 2024, and incorporated by reference herein)

Exhibit Number	Description of Exhibit
3.2
Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through September 9, 2024 (Exhibit 3.2 to the Registrant’s Form 10-Q filed on October 31, 2024, and incorporated by reference herein)

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

#10.7	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant’s Form 8-K filed on June 2, 2008, and incorporated by reference herein)
#10.8	Form of Change in Control and Severance Agreement (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 1, 2024, and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant’s Definitive Proxy Statement filed on April 21, 2006, and incorporated by reference herein)
#10.10
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan, as amended through May 9, 2007 (Appendix A to the Registrant’s Definitive Proxy Statement filed on April 9, 2007, and incorporated by reference herein)

#10.11
Deckers Outdoor Corporation Second Amended and Restated Deferred Stock Unit Compensation Plan, effective December 16, 2015 (Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

*#10.12	Deckers Outdoor Corporation Deferred Stock Unit Compensation Plan, effective September 9, 2024
#10.13
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 2016 (Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2017, and incorporated by reference herein)

#10.14	Deckers Outdoor Corporation Management Incentive Plan (Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2015, and incorporated by reference herein)
#10.15	Deckers Outdoor Corporation 2024 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 23, 2024, and incorporated by reference herein)
#10.16	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015, and incorporated by reference herein)
#10.17	Deckers Outdoor Corporation 2024 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 23, 2024, and incorporated by reference herein)
#10.18
Form of Stock Unit Award Agreement (2023 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.26 to the Registrant’s Form 10-K filed on May 26, 2023, and incorporated by reference herein)

Exhibit Number	Description of Exhibit
†#10.19
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2023 LTIP Financial Performance Award (Exhibit 10.27 to the Registrant’s Form 10-K filed on May 26, 2023, and incorporated by reference herein)

#10.20
Form of Stock Unit Award Agreement (2024 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan (Exhibit 10.23 to the Registrant’s Form 10-K filed on May 24, 2024, and incorporated by reference herein)

†#10.21
Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2024 LTIP Financial Performance Award (Exhibit 10.24 to the Registrant’s Form 10-K filed on May 24, 2024, and incorporated by reference herein)

*#10.22	Form of Stock Unit Award Agreement (2025 Time-Based RSU) under Deckers Outdoor Corporation 2015 Stock Incentive Plan
†*#10.23	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2015 Stock Incentive Plan FY 2025 LTIP Financial Performance Award
*#10.24	Form of Stock Unit Award Agreement (Time-Based RSU) under Deckers Outdoor Corporation 2024 Stock Incentive Plan
†*#10.25	Form of Restricted Stock Unit Award Agreement under Deckers Outdoor Corporation 2024 Stock Incentive Plan - LTIP Financial Performance Award
19.1	Insider Trading Policy (Exhibit 19.1 to the Registrant’s Form 10-K filed on May 24, 2024, and incorporated by reference herein)
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1
Certification of the Principal Executive Officer and the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

97.1	Clawback and Forfeiture Policy (Exhibit 97.1 to the Registrant’s Form 10-K filed on May 24, 2024, and incorporated by reference herein)
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.
† Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEFANO CAROTI	Chief Executive Officer, President, and Director (Principal Executive Officer)	May 23, 2025
Stefano Caroti

/s/ STEVEN J. FASCHING	Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2025
Steven J. Fasching

/s/ CYNTHIA (CINDY) L. DAVIS	Chair of the Board	May 23, 2025
Cynthia (Cindy) L. Davis

/s/ DAVID A. BURWICK	Director	May 23, 2025
David A. Burwick

/s/ NELSON C. CHAN	Director	May 23, 2025
Nelson C. Chan

/s/ JUAN R. FIGUEREO	Director	May 23, 2025
Juan R. Figuereo

/s/ MAHA S. IBRAHIM	Director	May 23, 2025
Maha S. Ibrahim

/s/ VICTOR LUIS	Director	May 23, 2025
Victor Luis

/s/ DAVE POWERS	Director	May 23, 2025
Dave Powers

/s/ LAURI M. SHANAHAN	Director	May 23, 2025
Lauri M. Shanahan

/s/ BONITA C. STEWART	Director	May 23, 2025
Bonita C. Stewart

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or accompanying notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries (the Company) as of March 31, 2025, and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 23, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Wholesale sales return liability
As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has recorded a sales return liability as of March 31, 2025, of $63,462, of which $47,216 is related to the wholesale channel. The Company records an allowance for anticipated future returns of goods shipped prior to the end of the reporting period. Amounts of these reserves are based on known and actual returns, historical returns, and any recent events that could result in a change from historical return rates.
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
May 23, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Deckers Outdoor Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Deckers Outdoor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated May 23, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
May 23, 2025

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar and share data amounts in thousands, except par value)

	As of March 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,889,188	$1,502,051
Trade accounts receivable, net of allowances ($32,883 and $27,331 as of March 31, 2025, and March 31, 2024, respectively) (Note 2 and Schedule II)	332,872	296,565
Inventories	495,226	474,311
Prepaid expenses	39,294	34,284
Other current assets	67,282	92,713
Income tax receivable	36,613	43,559
Total current assets	2,860,475	2,443,483
Property and equipment, net of accumulated depreciation ($402,964 and $349,138 as of March 31, 2025, and March 31, 2024, respectively) (Note 1 and Note 13)	325,599	302,122
Operating lease assets	237,352	225,669
Goodwill (Note 3)	13,990	13,990
Other intangible assets, net of accumulated amortization ($25,014 and $91,314 as of March 31, 2025, and March 31, 2024, respectively) (Note 3)	15,699	27,083
Deferred tax assets, net (Note 5)	77,591	72,584
Other assets	39,546	50,648
Total assets	$3,570,252	$3,135,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$417,955	$378,503
Accrued payroll	125,417	123,653
Operating lease liabilities (Note 7)	54,453	53,581
Other accrued expenses	142,120	106,785
Income tax payable	23,299	52,338
Value added tax payable	6,697	5,133
Total current liabilities	769,941	719,993
Long-term operating lease liabilities (Note 7)	222,522	213,298
Income tax liability	13,587	52,470
Other long-term liabilities	51,189	42,350
Total long-term liabilities	287,298	308,118
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 150,201 and 153,554 shares issued and outstanding as of March 31, 2025, and March 31, 2024, respectively)	1,502	1,536
Additional paid-in capital	253,466	243,050
Retained earnings	2,307,699	1,913,615
Accumulated other comprehensive loss (Note 10)	(49,654)	(50,733)
Total stockholders’ equity	2,513,013	2,107,468
Total liabilities and stockholders’ equity	$3,570,252	$3,135,579

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar and share data amounts in thousands, except per share data)

	Years Ended March 31,
	2025	2024	2023
Net sales (Note 2, Note 12, and Note 13)	$4,985,612	$4,287,763	$3,627,286
Cost of sales	2,099,949	1,902,275	1,801,916
Gross profit	2,885,663	2,385,488	1,825,370
Selling, general, and administrative expenses (Note 12)	1,706,571	1,457,974	1,172,619
Income from operations (Note 12)	1,179,092	927,514	652,751
Interest income	(68,389)	(52,208)	(15,563)
Interest expense	3,517	2,564	3,442
Other expense (income), net	665	(1,783)	(1,210)
Total other income, net	(64,207)	(51,427)	(13,331)
Income before income taxes	1,243,299	978,941	666,082
Income tax expense (Note 5)	277,208	219,378	149,260
Net income	966,091	759,563	516,822
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedges	1,584	—	—
Foreign currency translation loss	(505)	(11,698)	(14,080)
Total other comprehensive income (loss), net of tax	1,079	(11,698)	(14,080)
Comprehensive income	$967,170	$747,865	$502,742
Net income per share
Basic	$6.36	$4.89	$3.25
Diluted	$6.33	$4.86	$3.23
Weighted-average common shares outstanding (Note 11)
Basic	151,992	155,225	159,023
Diluted	152,670	156,285	160,111

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	161,895	$1,619	$208,741	$1,353,420	$(24,955)	$1,538,825
Stock-based compensation	33	—	26,858	—	—	26,858
Shares issued upon vesting	312	3	2,167	—	—	2,170
Exercise of stock options	384	4	4,392	—	—	4,396
Shares withheld for taxes	—	—	(11,317)	—	—	(11,317)
Repurchases of common stock (Note 10)	(5,570)	(55)	—	(297,317)	—	(297,372)
Excise taxes related to repurchases of common stock	—	—	—	(569)	—	(569)
Net income	—	—	—	516,822	—	516,822
Total other comprehensive loss	—	—	—	—	(14,080)	(14,080)
Balance, March 31, 2023	157,054	1,571	230,841	1,572,356	(39,035)	1,765,733
Stock-based compensation	12	—	37,248	—	—	37,248
Shares issued upon vesting	351	4	2,440	—	—	2,444
Exercise of stock options	426	4	4,782	—	—	4,786
Shares withheld for taxes	—	—	(32,261)	—	—	(32,261)
Repurchases of common stock (Note 10)	(4,289)	(43)	—	(414,888)	—	(414,931)
Excise taxes related to repurchases of common stock	—	—	—	(3,416)	—	(3,416)
Net income	—	—	—	759,563	—	759,563
Total other comprehensive loss	—	—	—	—	(11,698)	(11,698)
Balance, March 31, 2024	153,554	1,536	243,050	1,913,615	(50,733)	2,107,468
Stock-based compensation	11	—	37,915	—	—	37,915
Shares issued upon vesting	347	3	3,801	—	—	3,804
Exercise of stock options	89	1	967	—	—	968
Shares withheld for taxes	—	—	(32,267)	—	—	(32,267)
Repurchases of common stock (Note 10)	(3,800)	(38)	—	(566,964)	—	(567,002)
Excise taxes related to repurchases of common stock	—	—	—	(5,043)	—	(5,043)
Net income	—	—	—	966,091	—	966,091
Total other comprehensive income	—	—	—	—	1,079	1,079
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended March 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$966,091	$759,563	$516,822
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	69,353	57,587	47,858
Amortization on cloud computing arrangements	2,380	2,075	2,149
Loss on extinguishment of debt	—	—	226
Bad debt expense	5,032	789	1,983
Deferred tax benefit	(5,545)	(1,510)	(9,719)
Stock-based compensation	37,943	37,288	26,897
Loss on disposal of assets	3,183	407	2,691
Impairment of intangible assets	—	8,164	—
Impairment of cloud computing arrangements, operating lease, and other long-lived assets	4,290	1,015	2,817
Changes in operating assets and liabilities:
Trade accounts receivable, net	(41,339)	4,157	(806)
Inventories	(24,344)	58,541	(26,056)
Prepaid expenses and other current assets	20,946	(38,490)	(5,609)
Income tax receivable	6,945	(38,775)	13,459
Net operating lease assets and lease liabilities	(2,583)	(567)	(8,308)
Other assets	6,566	(9,989)	13,240
Trade accounts payable	35,636	119,601	(74,247)
Other accrued expenses	22,222	43,534	11,528
Income tax payable	(29,039)	35,016	4,897
Other long-term liabilities	(33,214)	(5,222)	17,600
Net cash provided by operating activities	1,044,523	1,033,184	537,422
INVESTING ACTIVITIES
Purchases of property and equipment	(86,171)	(89,365)	(81,025)
Proceeds from sale of assets	11,168	34	12
Net cash used in investing activities	(75,003)	(89,331)	(81,013)
FINANCING ACTIVITIES
Loan origination costs on revolving credit facilities	—	—	(1,537)
Proceeds from issuance of stock	3,804	2,444	2,170
Proceeds from exercise of stock options	968	4,786	4,396
Repurchases of common stock	(567,002)	(414,931)	(297,372)
Cash paid for excise taxes related to repurchases of common stock	(3,985)	—	—
Cash paid for shares withheld for taxes	(15,119)	(9,974)	(16,688)
Net cash used in financing activities	(581,334)	(417,675)	(309,031)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,049)	(5,922)	(9,110)
Net change in cash and cash equivalents	387,137	520,256	138,268
Cash and cash equivalents at beginning of period	1,502,051	981,795	843,527
Cash and cash equivalents at end of period	$1,889,188	$1,502,051	$981,795

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(continued)

	Years Ended March 31,
	2025	2024	2023
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$345,397	$234,062	$135,986
Interest	1,789	1,783	1,880
Operating leases	70,326	65,672	60,353
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	3,819	(6,705)	5,325
Accrued for asset retirement obligation assets related to leasehold improvements	2,233	2,278	8,203
Leasehold improvements acquired through tenant allowances	—	8,127	—
Non-cash financing activities
Accrued for shares withheld for taxes	17,148	22,287	5,371
Accrued excise taxes related to repurchases of common stock	5,043	3,416	569

See accompanying notes to the consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)

NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include UGG® (UGG), HOKA® (HOKA), Teva® (Teva), AHNU® (AHNU), and Koolaburra by UGG® (Koolaburra).

The Company sells its products through quality domestic and international retailers, international distributors, and directly to global consumers through its Direct-to-Consumer (DTC) channel, which is comprised of an e‑commerce and retail store presence. Independent third-party contractors manufacture all of the Company’s products.

Recent Developments. During the third quarter of fiscal year 2025, the Company began taking steps to phase out its standalone operations for the Koolaburra brand in order to maintain focus on the Company’s most significant organic opportunities. The Company closed Koolaburra.com as of March 31, 2025, and plans to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025. As of March 31, 2025, the Company has not incurred, and does not expect to incur, material exit costs or obligations associated with this plan.

During the second quarter of fiscal year 2025, the Company entered into an agreement pursuant to which the buyer purchased the Sanuk brand and certain related assets, which was completed on August 15, 2024 (Sanuk Brand Sale Date). The Company determined that the divestiture of the Sanuk brand did not represent a strategic shift that had or will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The Company’s financial results for its reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the Sanuk Brand Sale Date for the year ended March 31, 2025, and full financial results for the years ended March 31, 2024, and 2023. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on Sanuk brand assets.

Basis of Presentation. The consolidated financial statements and accompanying notes thereto (referred to herein as consolidated financial statements) as of March 31, 2025, and 2024, and for the years ended March 31, 2025, 2024, and 2023 (referred to herein as “year ended” or “years ended,” or as “fiscal year 2025,” “fiscal year 2024,” and “fiscal year 2023,” respectively) are prepared in accordance with generally accepted accounting principles in the United States (US GAAP).

Reportable Operating Segments. As of March 31, 2025, the Company’s three reportable operating segments include the worldwide operations of the UGG brand, HOKA brand, and Other brands (primarily consisting of the Teva brand, AHNU brand, and Koolaburra brand) (collectively, the Company’s reportable operating segments). The various brands within Other brands are aggregated within one reportable operating segment as each brand shares similar economic and qualitative characteristics. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.

During the fourth quarter of fiscal year 2025, the financial information regularly used by the chief operating decision maker (CODM), who is the Principal Executive Officer, to evaluate performance, make operating decisions, and allocate resources was revised. In connection with executive leadership alignment, and the recent divestiture and phase out of certain brands, the CODM shifted resource allocation decisions and performance assessment to a brand focus, rather than a distribution channel focus. This resulted in a change in the Company’s reportable operating segments. The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and the Company clarified unallocated overhead costs excluded from this measure as unallocated enterprise and shared brand expenses. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s unallocated enterprise and shared brand expenses.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Previously, the Company’s six reportable operating segments included the worldwide wholesale operations of the UGG brand, HOKA brand, Teva brand, Sanuk brand, and Other brands (primarily the AHNU brand and the Koolaburra brand), and DTC. Reportable operating segment results for all prior periods presented in this Annual Report have been recast to reflect the change in reportable operating segments.

Forward Stock Split and Authorized Share Increase. On September 13, 2024, the Company (1) effected a six-for-one forward stock split of its common stock and preferred stock (the stock split), and (2) increased the number of authorized shares of its common stock from 125,000,000 to 750,000,000, and the number of authorized shares of its capital stock from 130,000,000 to 755,000,000 (the authorized share increase). The stock split and the authorized share increase were effected through the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation (Charter Amendment) with the Secretary of State of the State of Delaware, which was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on September 9, 2024 (Annual Meeting). The Charter Amendment did not provide for any increase in the number of authorized shares of preferred stock, which remains at 5,000,000 shares. There are no shares of preferred stock outstanding as of March 31, 2025, and 2024. As a result of the stock split, every one share of common stock outstanding on September 6, 2024, the record date for the stock split, was automatically split into six shares of common stock. The common stock commenced trading on a post-stock split adjusted basis on September 17, 2024.

All prior period results included in the consolidated financial statements and the related notes within this Annual Report have been retroactively adjusted to reflect the effectiveness of the stock split and the authorized share increase. Specifically, all share and per share amounts have been adjusted, including: (1) the number of shares authorized and outstanding on the consolidated balance sheets; (2) the weighted-average common shares outstanding and the associated earnings per share amounts in the consolidated statements of comprehensive income, as well as the weighted average common shares outstanding disaggregated in Note 11, “Basic and Diluted Shares;” (3) the number of shares underlying stock awards and the weighted-average grant date fair value of annual stock awards in Note 8, “Stock-Based Compensation;” and (4) the total number of shares repurchased and the average price per share paid in Note 10, “Stockholders’ Equity.” Further, as there was no change to par value, an amount equal to the par value of the increased shares resulting from the stock split for shares issued was reclassified to common stock from additional paid-in capital, and for share repurchases was reclassified to retained earnings from common stock, in the consolidated balance sheets and the consolidated statements of stockholders’ equity.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, changes in tariff rates, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending, and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity.

Significant areas requiring the use of management estimates and assumptions relate to variable consideration for net sales provided to customers, including the sales return liability, and related sales return asset, as well as trade accounts receivable allowances; inventory write-downs; contract assets and liabilities; stock-based compensation; impairment assessments, including goodwill, other intangible assets, and long-lived assets; depreciation and amortization; income tax receivables and liabilities; uncertain tax positions; the fair value of financial instruments; the reasonably certain lease term; lease classification; and the Company’s incremental borrowing rate (IBR) utilized to measure its operating lease assets and lease liabilities.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Foreign Currency Translation. The Company considers the United States (US) dollar as its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than its functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI), net of tax, in the consolidated statements of comprehensive income.

Seasonality. A significant part of the UGG brand’s business has historically been seasonal, with the highest percentage of net sales occurring in the third fiscal quarter, which has contributed to variation in results of operations from quarter to quarter. However, the Company has mitigated the impacts of seasonality by diversifying and expanding product offerings with additional year-round styles. In addition, as the HOKA brand’s net sales, which generally occur more evenly throughout the fiscal year, continue to increase as a percentage of the Company’s aggregate net sales, the Company expects to reduce the impacts of seasonality in future periods.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has issued Accounting Standards Updates (ASUs) that have been adopted and not yet adopted by the Company as stated below.

Recently Adopted. The following is a summary of each ASU adopted by and its impact on the Company upon adoption:

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

The annual requirement that requires a buyer in a SFP disclose an activity roll forward of outstanding balances as of the end of the reporting period is effective on a retrospective basis for fiscal years beginning after December 15, 2023. Early adoption is not permitted.

The Company prospectively adopted the annual rollforward requirement of this ASU beginning with this Annual Report and retrospectively adopted the interim requirements of this ASU on April 1, 2023. This ASU did not have a material impact on the recognition, measurement, or presentation of SFPs in the Company’s annual and interim consolidated financial statements. However, it did result in additional disclosures.

Refer to Note 14, “Supplier Finance Program,” for further information on the Company’s SFPs, key terms, activity rollforward, and outstanding balances recorded in the consolidated balance sheets.

ASU 2023-07 - Improvements to Reportable Segment Disclosures
The ASU requires annual and interim disclosures of significant segment expenses, including an amount and composition description for other segment items, and how reported measures of profit or loss are used by the CODM in assessing segment performance and deciding how to allocate resources.

The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

The Company retrospectively adopted this ASU beginning with this Annual Report. This ASU did not have a material impact on the Company’s consolidated financial statements other than additional disclosures under Note 12, “Reportable Operating Segments.”

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

Summary of Significant Accounting Policies. The following is a summary of the Company’s significant accounting policies applied to its consolidated financial statements:

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits, and all highly liquid investments, such as money-market funds, with an original maturity of three months or less. The carrying value of money-market funds approximates the fair value as it is considered a highly liquid investment when purchased. Money-market funds are recorded in cash and cash equivalents in the consolidated balance sheets. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of money-market funds. Refer to Note 13, “Concentration of Business,” for further information on credit risks with respect to the cash and cash equivalents balance.

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

Inventories. Inventories, which are primarily comprised of finished goods on hand and in transit, are stated at the lower of cost (weighted moving average) or net realizable value at each financial statement date. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company regularly reviews inventory for excess, obsolete, and impaired inventory to evaluate write-downs to the lower of cost or realizable value.

Cloud Computing Arrangements (CCAs). The Company enters into various CCAs that are governed by service contracts (hosting arrangements) to support operations. Application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in SG&A expenses in the consolidated statements of comprehensive income over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to three years.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
As of March 31, 2025, net capitalized costs for CCAs are $6,031, with $2,167 recorded in prepaid expenses and $3,864 recorded in other assets in the consolidated balance sheets. As of March 31, 2024, net capitalized costs for CCAs are $4,537, with $1,534 recorded in prepaid expenses and $3,003 recorded in other assets in the consolidated balance sheets. Refer to the section titled “Recoverability of Definite-Lived Intangible and Other Long-Lived Assets” below, within this footnote, for detail on an impairment of a CCA recorded during the year ended March 31, 2025.

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

Property and equipment, net, are summarized as follows:

		As of March 31,
	Useful Life (Years)	2025	2024
Land	Indefinite	$32,864	$32,864
Building	39.5	41,099	40,058
Machinery and equipment	1-10	282,838	263,200
Furniture and fixtures	3-7	47,464	41,336
Computer software	3-10	139,412	130,688
Leasehold improvements	1-11	137,806	128,356
Construction in progress		47,080	14,758
Gross property and equipment		728,563	651,260
Less accumulated depreciation and amortization		(402,964)	(349,138)
Total		$325,599	$302,122

Depreciation was $67,579, $54,958, and $45,117 during the years ended March 31, 2025, 2024, and 2023, respectively.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

The Company monitors for events that require a change in estimates for its operating lease assets and lease liabilities, such as modifications to the terms of the contract, including the lease term, economic events that may trigger a contractual term contingency, such as minimum lease payments or termination rights, and related changes in discount rates used to measure the operating lease assets and lease liabilities, as well as events or circumstances that result in lease abandonment or operating lease asset impairments. When a change in estimates results in the remeasurement of the operating lease liabilities, a corresponding adjustment is made to the carrying amount of the operating lease assets. The operating lease assets are remeasured and amortized on a straight-line basis over the remaining lease term, with no impact on the related operating lease liabilities. Refer to the section titled “Recoverability of Definite-Lived Intangible and Other Long-Lived Assets” below, within this footnote, for further information on the Company’s accounting policy for evaluating the carrying amount of its operating lease assets and related leasehold improvements for indicators of impairment.

Asset Retirement Obligations (AROs). The Company is contractually obligated under certain of its lease agreements to restore certain retail, office, and warehouse facilities back to their original conditions. At lease inception, the present value of the estimated fair value of these liabilities is recorded along with the related asset. The liability is estimated based on assumptions requiring management’s judgment, including facility closing costs and discount rates, and is accreted to its projected future value over the life of the asset.

The Company’s AROs are recorded in other long-term liabilities in the consolidated balance sheets and activity was as follows:

	Years Ended March 31,
	2025	2024
Beginning balance	$25,686	$24,556
Additions and changes in estimate	2,192	2,730
Liabilities settled during the period	(732)	(1,724)
Accretion expenses	927	421
Foreign currency translation gains	45	(297)
Ending balance	$28,118	$25,686
Goodwill and Indefinite-Lived Intangible Assets. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are not amortized but are instead tested for impairment annually, or when an event occurs or

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates goodwill for impairment annually at the reporting unit level, which is the wholesale channel of each of the UGG and HOKA brands as of December 31st of each year. The Company evaluates the Teva brand indefinite-lived trademark for impairment as of October 31st of each year.
The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of goodwill or indefinite-lived intangible assets. In general, conditions that may indicate impairment include, but are not limited to the following: (1) a significant adverse change in customer demand or business climate that could affect the value of an asset; (2) change in market share, budget-to-actual performance, and consistency of income from operations as a percentage of net sales (operating margins) and capital expenditures; (3) changes in management or key personnel; or (4) changes in general economic conditions. The Company does not calculate the fair value of the assets unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company prepares a quantitative assessment.

The quantitative assessment requires an analysis of several estimates and assumptions, including future sales and results of operations, discount rates, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing the Company’s various reporting units that carry goodwill. This includes considering the reporting units’ projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in customer demand and acceptance of products, or other factors impacting the industry. Upon completion of the quantitative assessment, the Company compares the fair value of the asset to its carrying amount, and if the fair value exceeds its carrying amount, no impairment charge is recognized. If the fair value is less than its carrying amount, the Company will record an impairment charge to write down the asset to its fair value. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the Company’s goodwill and indefinite-lived intangible assets and annual impairment assessment results.

Recoverability of Definite-Lived Intangible and Other Long-Lived Assets. Definite-lived intangible and other long-lived assets, which include definite-lived trademarks; machinery and equipment; internal-use software, including CCAs; and operating lease assets and related leasehold improvements are amortized to their estimated residual values, if any, on a straight-line basis over the estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Amortization or depreciation are recorded in SG&A expenses in the consolidated statements of comprehensive income.

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

Recoverability of definite-lived intangible and other long-lived assets is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset group, which is based on either discounted future cash flows or appraised values. An impairment loss, if any, would only reduce the carrying amount of the long-lived assets in the asset group based on its fair value limitation and is allocated to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
individual assets in the asset group, unless doing so would reduce the carrying amount of a long-lived asset in the asset group to an amount less than zero. Impairment charges are recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 3, “Goodwill and Other Intangible Assets,” for discussion on the Sanuk brand impairment charge recorded during the year ended March 31, 2024.

During the year ended March 31, 2025, the Company recorded impairment charges of $4,290 within unallocated enterprise and shared brand expenses in SG&A expenses in the consolidated statements of comprehensive income, primarily for a CCA that was underperforming against the Company’s expectations. During the years ended March 31, 2024, and 2023, the Company recorded impairment charges of $1,015 and $2,817, respectively, within its UGG and HOKA brand reportable operating segments in SG&A expenses in the consolidated statements of comprehensive income for the underperformance of certain retail store-related operating lease and related leasehold improvements.

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

The notional amounts of outstanding Designated and Non-Designated Derivative Contracts are recorded at fair value measured using Level 2 fair value inputs, consisting of quoted forward spot rates from counterparties at the end of the applicable periods, which are corroborated by market-based pricing, with related assets and liabilities recorded in other current assets and other accrued expenses, respectively, in the consolidated balance sheets. The after-tax unrealized gains or losses from changes in fair value of Designated Derivative Contracts are recorded as a component of accumulated other comprehensive loss (AOCL) in the consolidated balance sheets and are reclassified to net sales in the consolidated statements of comprehensive income in the same period or periods as the related sales are recognized. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and the accumulated gains or losses in AOCL related to the hedging relationship are immediately recorded in OCI in the consolidated statements of comprehensive income. The Company includes all hedge components in its assessment of effectiveness for its derivative contracts. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of derivative instruments.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

Wholesale and international distributor revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms. Retail store and e-commerce revenue transactions are recognized at the point of sale and upon shipment, respectively. Shipping and handling costs paid to third-party shipping companies are recorded as cost of sales in the consolidated statements of comprehensive income. Shipping and handling costs are a fulfillment service, and, for certain wholesale and all e-commerce transactions, revenue is recognized when the customer is deemed to obtain control upon the date of shipment. Refer to Note 2, “Revenue Recognition,” for further information regarding the Company’s components of variable consideration.

Cost of Sales. Cost of sales for the Company’s goods are primarily for finished goods, as well as related overhead. Finished goods includes material costs, including commodities, for products; allocation of initial molds; and tooling cost that are amortized based on minimum contractual quantities of related product and recorded in cost of sales in the consolidated statements of comprehensive income when the product is sold.

Distribution Costs. Distribution costs include payroll and related costs, rent and occupancy, depreciation and other related costs, and other miscellaneous expenses for owned warehousing, third-party logistics provider (3PL) service fees, and receiving, inspecting, allocating, and packaging product. Distribution costs are expensed as incurred, and primarily included in unallocated enterprise and shared brand expenses. Such costs amounted to $279,090, $238,312, and $206,191 for the years ended March 31, 2025, 2024, and 2023, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s unallocated enterprise and shared brand expenses.

Research and Development Costs. Research and development costs include payroll and related costs, and other segment items, which are expensed as incurred, and included within each reportable operating segment, as well as unallocated enterprise and shared brand expenses. Such costs amounted to $56,676, $49,171, and $38,657 for the years ended March 31, 2025, 2024, and 2023, respectively, and are recorded in SG&A expenses in the consolidated statements of comprehensive income. Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s unallocated enterprise and shared brand expenses.
Advertising, Marketing, and Promotion Expenses. Advertising, marketing, and promotion expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and other promotional costs specific to the Company’s brands, and amounted to $432,198, $348,852, and $271,140 for the years ended March 31, 2025, 2024 and 2023, respectively, which are recorded in SG&A expenses in the consolidated statements of comprehensive income. Advertising costs are expensed the first time the advertisement is run or communicated. All other costs of advertising, marketing, and promotion are expensed as incurred. Included in prepaid expenses as of March 31, 2025, and 2024 are $4,045 and $1,130, respectively, related to prepaid advertising, marketing, and promotion expenses for programs expected to take place after such dates.

Stock-Based Compensation. All of the Company’s stock-based compensation is classified within stockholders’ equity. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recorded, net of forfeitures, in SG&A expenses in the consolidated statements of comprehensive income ratably over the vesting period. The grant date fair value of time-based restricted stock units (RSUs) and of employees’

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
purchase rights under the employee stock purchase plans is determined based on the closing market price of the Company’s common stock on the date of grant. The grant date fair value of long-term incentive plan performance-based stock units (LTIP PSUs) is estimated as of the grant date using a Monte Carlo simulation.

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

Retirement Plan. The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions or other deferrals. The Company matches 50% of each eligible participant’s deferrals on up to 6% of eligible compensation. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $6,528, $5,129, and $4,433 during the years ended March 31, 2025, 2024, and 2023, respectively, and were recorded in SG&A expenses in the consolidated statements of comprehensive income. In addition, the Company may also make discretionary profit-sharing contributions to the plan. However, there were no Company profit-sharing contributions for the years ended March 31, 2025, 2024, and 2023.

Non-qualified Deferred Compensation. The Company sponsors an unfunded, non-qualified deferred compensation plan (NQDC Plan) that provides certain members of its management team the opportunity to defer compensation into the NQDC Plan. The NQDC Plan year is from January 1st to December 31st. Participants may defer up to 50% of their annual base salary and up to 85% of any cash incentive bonus under the NQDC Plan. The Company has established a rabbi trust as a reserve for the benefits payable under the NQDC Plan. Deferred compensation is recognized based on the fair value of the participants’ accounts. Refer to Note 4, “Fair Value Measurements,” for further information on the fair value of deferred compensation assets and liabilities.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

NOTE 2. REVENUE RECOGNITION

Disaggregated Revenue. Refer to Note 12, “Reportable Operating Segments,” and to Note 13, “Concentration of Business,” for further information on the Company’s disaggregation of revenue by reportable operating segment and by geographic location, respectively.

Net sales by channel was as follows:

	Years Ended March 31,
	2025	2024	2023
Wholesale	$2,855,865	$2,432,307	$2,160,675
Direct-to-Consumer	2,129,747	1,855,456	1,466,611
Total	$4,985,612	$4,287,763	$3,627,286

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

The following table summarizes changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2023	$15,685	$(45,322)
Net additions to sales return liability (1)	60,789	(276,086)
Actual returns	(62,608)	266,081
Balance, March 31, 2024 (2)	13,866	(55,327)
Net additions to sales return liability (1)	74,150	(306,968)
Actual returns	(66,896)	298,833
Balance, March 31, 2025 (2)	$21,120	$(63,462)

(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.
(2) As of March 31, 2025, and 2024, the sales return liability includes $47,216 and $37,458, respectively, for the wholesale channel and $16,246 and $17,869, respectively, for the DTC channel.

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

Activity related to loyalty programs was as follows:

	Years Ended March 31,
	2025	2024
Beginning balance	$(17,586)	$(13,144)
Redemptions and expirations for loyalty certificates and points recognized in net sales	68,080	52,884
Deferred revenue for loyalty points and certificates issued	(69,060)	(57,326)
Ending balance	$(18,566)	$(17,586)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Activity related to deferred revenue was as follows:

	Years Ended March 31,
	2025	2024
Beginning balance	$(9,591)	$(13,448)
Additions of customer cash payments	(80,732)	(61,844)
Revenue recognized	63,018	65,701
Ending balance	$(27,305)	$(9,591)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill as well as other intangible assets by major intangible class recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2025	2024
Goodwill
Gross carrying amount (1)	$29,821	$143,765
Accumulated impairment losses (1)	(15,831)	(129,775)
Total goodwill (2)	$13,990	$13,990

	As of March 31,
	2025	2024
Other intangible assets
Indefinite-lived intangible assets
Teva brand trademark	$15,454	$15,454
Definite-lived intangible assets
Trademarks (1)	8,014	51,723
Other (1)	17,245	51,220
Total gross carrying amount	25,259	102,943
Trademarks accumulated amortization and impairments (1)	(7,982)	(40,326)
Other accumulated amortization (1)	(17,032)	(50,988)
Total accumulated amortization and impairments	(25,014)	(91,314)
Definite-lived intangible assets, net	245	11,629
Total other intangible assets, net	$15,699	$27,083

(1) The change in the March 31, 2025, balances, when compared to March 31, 2024, is primarily due to the sale of the Sanuk brand during fiscal year 2025.
(2) As of March 31, 2025, and 2024, total goodwill is made up of $6,101 and 7,889 of UGG brand and HOKA brand reportable operating segments goodwill, respectively.

Definite-lived amortization expense was $847, $2,208, and $2,228 for the years ended March 31, 2025, 2024, and 2023, respectively.

Based on the evaluation of qualitative and quantitative factors, including the asset carrying amounts recorded in the consolidated balance sheets against actual results of operations and long-term forecasts of net sales and operating income, no impairment loss was recorded for goodwill and indefinite-lived intangible assets during the years ended March 31, 2025, 2024, and 2023.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
No definite-lived intangible asset triggering events were identified during the years ended March 31, 2025, and 2023. During the year ended March 31, 2024, an impairment loss of $8,164 was recorded within the Other brands reportable operating segment in SG&A expenses in the consolidated statements of comprehensive income for the Sanuk brand definite-lived trademark, driven by lower-than-expected results of operations for the wholesale channel that resulted in the carrying value exceeding the estimated fair value, which was determined based on an estimate of the future discounted cash flows.

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
Assets and liabilities that are measured on a recurring basis at fair value in the consolidated balance sheets are as follows:

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,485,555	$1,485,555	$—	$—
Other current assets:
Designated Derivative Contracts asset	2,163	—	2,163	—
Non-Designated Derivative Contracts asset	75	—	75	—
Other assets:
Non-qualified deferred compensation asset	16,967	16,967	—	—
Total assets measured at fair value	$1,504,760	$1,502,522	$2,238	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(2,345)	$(2,345)	$—	$—
Designated Derivative Contracts liability	(64)	—	(64)	—
Other long-term liabilities:
Non-qualified deferred compensation liability	(22,793)	(22,793)	—	—
Total liabilities measured at fair value	$(25,202)	$(25,138)	$(64)	$—

	As of	Measured Using
	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,152,083	$1,152,083	$—	$—
Other assets:
Non-qualified deferred compensation asset	13,553	13,553	—	—
Total assets measured at fair value	$1,165,636	$1,165,636	$—	$—
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(408)	$(408)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(16,229)	(16,229)	—	—
Total liabilities measured at fair value	$(16,637)	$(16,637)	$—	$—

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
NOTE 5. INCOME TAXES

Income Before Income Taxes. Components of income before income taxes recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2025	2024	2023
Domestic (1)	$1,033,428	$688,981	$467,231
Foreign	209,871	289,960	198,851
Total	$1,243,299	$978,941	$666,082

(1) Domestic income before income taxes for the year ended March 31, 2024 is presented net of intercompany dividends (or repatriated cash) of $250,000. No intercompany dividends (or repatriated cash) that were subject to income taxes from a foreign subsidiary were declared during years ended March 31, 2025 and 2023.
Income Tax Expense. Components of income tax expense (benefit) recorded in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2025	2024	2023
Current
Federal	$177,652	$146,939	$115,708
State	43,847	32,065	18,418
Foreign	61,254	41,884	24,853
Total	282,753	220,888	158,979
Deferred
Federal	(1,134)	(3,113)	4,830
State	219	(2,336)	382
Foreign	(4,630)	3,939	(14,931)
Total	(5,545)	(1,510)	(9,719)
Total	$277,208	$219,378	$149,260

Income Tax Expense Reconciliation. Income tax expense (benefit) differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended March 31,
	2025	2024	2023
Computed expected income taxes	$261,093	$205,578	$139,882
State income taxes, net of federal income tax benefit	45,991	32,023	15,881
Foreign rate differential	(13,078)	(15,976)	(21,420)
Gross unrecognized tax benefits	(1,594)	1,301	20,122
Intercompany transfers of assets	10,430	(1,817)	(13,072)
US tax on foreign earnings	(14,548)	4,750	7,672
Other	(11,086)	(6,481)	195
Total	$277,208	$219,378	$149,260

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Deferred Taxes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31,
	2025	2024
Deferred tax assets
Amortization of intangible assets	$12,413	$11,416
Operating lease liabilities	38,051	38,890
Uniform capitalization adjustment to inventory	10,723	11,822
State related taxes and credit carryforwards	3,107	1,834
Reserves and accruals	69,803	65,817
Net operating loss carry-forwards	10,421	5,981
Other	1,188	3,164
Gross deferred tax assets	145,706	138,924
Valuation allowances	(5,138)	(1,259)
Total	140,568	137,665
Deferred tax liabilities
Prepaid expenses	(8,727)	(7,060)
Operating lease assets	(29,189)	(29,667)
Depreciation of property and equipment	(23,359)	(28,354)
Other	(1,702)	—
Total	(62,977)	(65,081)
Deferred tax assets, net	$77,591	$72,584

The deferred tax assets are currently expected to be realized between fiscal years 2026 and 2031. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The Company’s deferred tax valuation allowances are primarily the result of a valuation allowance on tax attributes and foreign losses in jurisdictions in which the Company expects it will have limited future profitability. The changes to the Company’s deferred tax valuation allowances are primarily the result of a valuation allowance on domestic tax attributes.

US Taxation of Foreign Earnings. The Company is subject to US taxation of its foreign subsidiary earnings, which is considered global intangible low-taxed income (commonly known as GILTI), as well as limitations on the deductions of executive compensation, which are included in income tax expense in the consolidated statements of comprehensive income for the periods presented above.
The Company currently anticipates repatriating current and future unremitted earnings of non-US subsidiaries, to the extent they have been and will be subject to US income tax, as long as such cash is not required to fund ongoing foreign operations. Due to the complexities in the laws of foreign jurisdictions, it is not practicable to estimate the amount of foreign withholding taxes associated with such unremitted earnings. No intercompany dividends were declared by the Company from a foreign subsidiary with related foreign withholding tax requirements during the year ended March 31, 2025.

As of March 31, 2025, the Company has $16,346 of undistributed earnings and $481,836 of cash and cash equivalents from its non-US subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. As of March 31, 2025, the Company has $1,839 of accumulated deficit from its non-US subsidiaries for which no US federal or state income taxes have been paid.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Recent Tax Law Changes. The Organization for Economic Co-operation and Development (commonly known as OECD) has released Pillar Two model rules introducing a 15% global minimum tax rate for large multinational corporations to be effective starting with tax periods ending in 2024. Various jurisdictions in which the Company operates have enacted or plan to enact legislation beginning in calendar year 2024 or in subsequent years. The enactment of Pillar Two legislation did not have a material effect on the Company’s consolidated statements of comprehensive income during the current period. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as each of the respective jurisdictions enact the legislation and the legislation becomes effective.

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

A reconciliation of the beginning and ending amounts of total gross unrecognized tax benefits are as follows:

	Years Ended March 31,
	2025	2024	2023
Beginning balance	$45,620	$44,901	$24,779
Gross increase related to current year tax positions	4,499	4,318	6,865
Gross increase related to prior year tax positions	4,662	4,629	16,243
Gross decrease related to prior year tax positions	(4,309)	(4,698)	(456)
Settlements with taxing authorities	(22,793)	(582)	—
Lapse of statute of limitations	(6,446)	(2,948)	(2,530)
Ending balance	$21,233	$45,620	$44,901

Total gross unrecognized tax benefits recorded in the consolidated balance sheets are as follows:

	As of March 31,
	2025	2024
Current liability
Income tax payable	$5,688	$3,998
Long-term liability
Income tax liability	15,545	41,622
Total	$21,233	$45,620

Net unrecognized tax benefits are defined as gross unrecognized tax benefits, less federal benefit for state income taxes, related to uncertain tax positions taken in the Company’s income tax return that would impact the Company’s effective tax rate, if recognized. Management believes it is reasonably possible that the amount of net unrecognized tax benefits, as well as associated interest and penalties, may decrease during the next 12 months by $2,858, which includes amounts relating to expirations of statute of limitations and settlements of various tax matters. Of this amount, $2,649 would result in an income tax benefit for the Company and $209 would result in a decrease to interest expense in the consolidated statements of comprehensive income.

As of March 31, 2025, and 2024, the Company has accrued $3,424 and $6,314 for the payment of interest and penalties, respectively, in income tax liability in the consolidated balance sheets. During the years ended March 31, 2025, 2024, and 2023, the Company recorded $(2,890), $486, and $1,106, respectively, of interest and penalties as a (decrease) or increase to interest expense in the consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
The Company has on-going income tax examinations in various state and foreign tax jurisdictions and regularly assesses tax positions taken during years open to examination. The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or foreign income tax examinations by tax authorities before fiscal year 2021.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material impact on results of operations or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. However, management does not currently expect any such audits and inquiries to have a material impact on the Company’s consolidated financial statements.

NOTE 6. REVOLVING CREDIT FACILITIES

Primary Credit Facility. In December 2022, the Company refinanced in full and terminated its prior credit agreement originally entered into in September 2018. The refinanced revolving credit facility agreement is with Citibank, N.A. (Citibank), as administrative agent, Comerica Bank, as sole syndication agent, and the lenders party thereto (Credit Agreement). The Credit Agreement provides for a five-year, $400,000 unsecured revolving credit facility (Primary Credit Facility), contains a $25,000 sublimit for the issuance of letters of credit, and matures on December 19, 2027, subject to extension on early termination as described in the Credit Agreement.

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

Interest for borrowings in US dollars will fluctuate between SOFR, plus 1.00% and 0.10% based on the Company’s total net leverage ratio, and ABR, plus 0% per annum. The applicable interest rate margin is based on a pricing grid based on the Company’s total net leverage ratio and ranges from 1.00% to 1.625% per annum in the case of loans based on the SOFR, EURIBOR, SONIA, or CDOR, and from 0.00% to 0.625% per annum in the case of loans based on ABR. As of March 31, 2025, the effective interest rates for SOFR and ABR are 5.40% and 7.50%, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Commitment Fees. The Company is required to pay a fee rate that fluctuates between 0.125% and 0.20% per annum on the daily unused amount of the Primary Credit Facility, with the exact commitment fee based on the Company’s total net leverage ratio.

Borrowing Activity. During the year ended March 31, 2025, the Company made no borrowings or repayments under the Primary Credit Facility. As of March 31, 2025, the Company has no outstanding balance, $955 of outstanding letters of credit, and available borrowings of $399,045 under the Primary Credit Facility.

China Credit Facility. In October 2021, Deckers (Beijing) Trading Co., LTD (DBTC), a wholly owned subsidiary of the Company, entered into a credit agreement in China (as amended, the China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY300,000, or $41,338, with an overdraft facility sublimit of CNY100,000, or $13,779. The China Credit Facility is payable on demand and subject to annual review with a defined aggregate period of borrowing of up to 24 months, which was amended to increase from 12 months in November 2023. The obligations under the China Credit Facility are guaranteed by the Company for 108.5% of the facility amount in US dollars.

Interest Rate Terms. Interest is based on the People’s Bank of China market rate multiplied by a variable liquidity factor. As of March 31, 2025, the effective interest rate is 3.40%.

Borrowing Activity. During the year ended March 31, 2025, the Company made no borrowings or repayments under the China Credit Facility. As of March 31, 2025, the Company has no outstanding balance, outstanding bank guarantees of $455, and available borrowings of $40,883 under the China Credit Facility.
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

As of March 31, 2025, the Company is in compliance with all financial covenants under the Primary Credit Facility and China Credit Facility.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
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

Rent Expense. The components of rent expense for operating leases recorded in SG&A expenses in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2025	2024	2023
Operating	$68,020	$64,006	$52,961
Variable	39,284	40,615	30,309
Short-term	9,912	6,931	5,729
Total	$117,216	$111,552	$88,999
Operating Lease Liabilities. Maturities of undiscounted operating lease liabilities remaining as of March 31, 2025, with a reconciliation to the present value of operating lease liabilities recorded in the consolidated balance sheets, are as follows:

Years Ending March 31,	Amount
2026	$62,445
2027	67,077
2028	56,414
2029	42,019
2030	29,538
Thereafter	60,330
Total undiscounted future lease payments	317,823
Less: Imputed interest	(40,848)
Total	$276,975

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Operating lease liabilities recorded in the consolidated balance sheets as of March 31, 2025, exclude an aggregate of $10,096 of undiscounted minimum lease payments due pursuant to leases signed, but not yet commenced, primarily for new HOKA brand retail stores and a regional office, for which the leases are expected to commence in the first quarter of fiscal year ending March 31, 2026 (next fiscal year).

Supplemental Disclosure. Key estimates and judgments related to operating lease assets and lease liabilities that are outstanding and presented in the consolidated balance sheets are as follows:

	As of March 31,
	2025	2024
Weighted-average remaining lease term in years	5.5	5.9
Weighted-average discount rate	4.5%	3.9%

Supplemental information for amounts presented in the consolidated statements of cash flows related to operating leases, were as follows:

	Years Ended March 31,
	2025	2024	2023
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$70,179	$78,255	$84,988
Reductions to operating lease assets for reductions to lease liabilities	(2,096)	(8,418)	(1,903)

(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances.
Purchase Obligations. The Company has various types of purchase obligations, as follows:

Product. As of March 31, 2025, the Company has $956,911 of outstanding purchase orders or other obligations with independent third-party contractors that manufacture all of its products (independent manufacturers). These obligations consist mostly of open purchase orders that are expected to be fulfilled in the ordinary course of business and to be paid in less than one fiscal year. A significant portion of the purchase commitments can be cancelled by the Company under certain circumstances; however, the occurrence of such circumstances is generally limited. As a result, the amount does not necessarily reflect the dollar amount of the Company’s binding commitments or minimum purchase obligations for products, and instead reflects an estimate of its future payment commitments based on information currently available.

Commodities. The Company has entered into fixed purchasing contracts with affiliates, manufacturers, factories, and other agents (designated suppliers) of sheepskin and sugarcane-derived ethylene-vinyl acetate (EVA), requiring its designated suppliers to purchase commodities on or before a specified target date, generally within one to two years (collectively, commodity contracts). The Company’s fixed pricing agreements are non-cancellable and may be subject to fees, including certain sheepskin purchasing contracts requiring deposits when minimum volumes are not fully consumed.

As of March 31, 2025, the Company’s aggregated estimated future payment obligations are $231,323 for commitments under these commodity contracts, of which $7,412 is due in less than one fiscal year and the remainder $223,911 is due in one to three fiscal years. As of March 31, 2025, the Company had no outstanding deposits on supply agreements. As of March 31, 2024, the Company had $16,243 in outstanding deposits on supply agreements, which were refunded and received by the Company during the year ended March 31, 2025.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Other. Other purchase commitments include contracts for information technology (IT) services, 3PL service fees and other supply chain services, promotional expenses, and other commitments under service contracts. As of March 31, 2025, the Company has an aggregate of $200,744 of other purchase commitments, of which $118,336 is due in less than one fiscal year, $70,274 is due in one to three fiscal years, and the remainder of $12,134 is due in three to five fiscal years.
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

NOTE 8. STOCK-BASED COMPENSATION

Stock Incentive Plans. In September 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (2015 SIP), which initially reserved 7,650,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors, and advisors. The 2015 SIP provided for the issuance of a variety of stock-based compensation awards, including RSUs, performance-based restricted stock units (PSUs), LTIP PSUs, stock appreciation rights, stock bonuses, incentive stock options (ISOs), and non-qualified stock options (NQSOs).

In September 2024, the Company’s stockholders approved the 2024 Stock Incentive Plan (2024 SIP), which is intended to replace the 2015 SIP. Like the 2015 SIP, the primary purpose of the 2024 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. As a result of the stock split, the number of shares of common stock reserved for issuance under the 2024 SIP and the number of shares underlying outstanding equity awards and the exercise price of stock options were adjusted proportionately.

The 2024 SIP initially reserves 7,800,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors, and advisors, less one share for every one share granted under the 2015 SIP after March 31, 2024 and prior to September 9, 2024, the effective date of the 2024 SIP, subject to an increase from the return of shares under the 2015 SIP as described below. The terms of the 2024 SIP are substantially similar to the terms of the 2015 SIP. The 2024 SIP provides for the issuance of a variety of stock-based compensation awards, including RSUs, PSUs, LTIP PSUs, stock appreciation rights, stock bonuses, ISOs, and NQSOs. The maximum aggregate number of shares that may be issued to employees under the 2024 SIP through the exercise of ISOs is 4,500,000.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
The Company will not grant any further equity awards under the 2015 SIP. Outstanding awards under the 2015 SIP will remain outstanding, unchanged and subject to the terms of the 2015 SIP and their respective award agreements. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the 2015 SIP that are outstanding after March 31, 2024, will be returned to the pool of shares available for grant and issuance under the 2024 SIP. As of March 31, 2025, 7,793,719 shares of common stock remained available for future issuance under the 2024 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Annual Stock Awards. During the years ended March 31, 2025, 2024, and 2023, the Company granted RSU and LTIP PSU awards to certain members of the Company’s management team, which entitle the recipients to receive shares of the Company’s common stock upon vesting. No dividends are paid or accumulated on any RSU or LTIP PSU awards.

A summary of the status and changes of the Company’s nonvested shares is as follows:

	RSUs		LTIP PSUs
	Number of Shares	Weighted- Average Grant-Date Fair Value (3)	Number of Shares	Weighted- Average Grant-Date Fair Value (3)
Nonvested, March 31, 2022	587,202	$47.34	618,192	$57.37
Granted (1)	311,730	56.50	392,820	55.12
Vested (2)	(270,552)	(41.61)	(180,624)	(53.30)
Forfeited	(92,634)	(50.00)	(163,164)	(53.99)
Nonvested, March 31, 2023	535,746	55.10	667,224	57.98
Granted (1)	235,788	95.55	277,692	95.13
Vested (2)	(264,888)	(52.19)	(301,368)	(61.39)
Forfeited	(39,864)	(77.07)	(112,404)	(87.15)
Nonvested, March 31, 2024	466,782	75.31	531,144	69.29
Granted (1)	165,988	158.78	148,770	151.19
Vested (2)	(235,872)	(70.69)	(327,868)	(55.07)
Forfeited	(31,026)	(96.52)	(51,708)	(80.76)
Nonvested, March 31, 2025	365,872	$114.34	300,338	$123.42

(1) The amounts granted are the maximum amounts under the terms of the applicable LTIP PSUs.
(2) The amounts vested include shares withheld to cover taxes that are not issued to the recipient.
(3) Impact from the stock split may not calculate on rounded numbers disclosed in prior periods.

Restricted Stock Units. RSUs are subject to a time-based vesting condition and typically vest in equal annual installments over three years following the date of grant.

Long-Term Incentive Plan Awards. LTIP PSU awards are subject to market, performance, and time-based vesting conditions. The term of LTIP PSU awards is over a multi-fiscal year performance period with metrics established at the beginning of the performance period, which is generally two or three years (Measurement Period). The LTIP PSU awards include a market condition tied to the Company’s relative total stockholder return (TSR) in relation to its peer companies (peer market condition), as well as financial performance conditions tied to certain revenue and pre-tax income performance targets (financial performance conditions). Following a determination of the Company’s achievement with respect to the financial performance conditions for the applicable Measurement Period, the vesting of each LTIP PSU award will be subject to adjustment for the peer market condition based on the application of the TSR modifier. The amount of the adjustment is determined based on a

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
comparison of the Company’s TSR relative to the TSR of a pre-determined set of peer group companies for the Measurement Period.

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

The actual number of LTIP PSU awards that vest may increase up to a maximum of 200% of the targeted amount for the award based on achievement of the financial performance conditions and the TSR modifier for the peer market condition. No vesting of any portion of the LTIP PSU awards will occur if the Company fails to achieve the minimum threshold financial performance conditions for each reporting period within the Measurement Period. For the LTIP PSUs granted during the fiscal years 2025, 2024, and 2023, the Company expects to exceed the minimum threshold target performance criteria based on the Company’s long-range forecast as of March 31, 2025.
Long-Term Incentive Plan Options. The Company approved the issuance of LTIP NQSOs under the 2015 SIP, including the November 2016 (2017 LTIP NQSOs) and June 2017 (2018 LTIP NQSOs) grants, which were awarded to certain members of the Company’s management team, with a maximum contractual term ending March 31, 2026. As of March 31, 2019, and 2020, the target performance criteria were achieved and all LTIP NQSOs under the 2017 LTIP NQSOs and 2018 LTIP NQSOs, respectively, were fully vested. Each vested LTIP NQSO provides the recipient the right to purchase a specified number of shares of the Company’s common stock at a fixed exercise price per share based on the closing price of the common stock on the date of grant. During the years ended March 31, 2025, 2024, and 2023, no LTIP NQSOs were granted. During the year ended March 31, 2025, 89,454 shares were exercised pursuant to LTIP NQSOs at a weighted-average exercise price of $10.80. As of March 31, 2025, no LTIP NQSOs were exercisable and as of March 31, 2024, 89,454 LTIP NQSOs were exercisable at a weighted average exercise price of $10.80.

Grants to Directors. Each of the Company’s nonemployee directors was entitled to receive common stock with a total value of $170 for annual service on the Board of Directors (Board) during the year ended March 31, 2025. The shares are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of the Company’s common stock during the last ten trading days leading up to, and including, the grant date, which is in alignment with the Company’s equity grant guidelines. Each of these shares is fully vested and recorded as compensation expense in the consolidated statements of comprehensive income on the date of issuance.

Employee Stock Purchase Plans. In September 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (2015 ESPP), which authorized 6,000,000 shares of the Company’s common stock for sale to eligible employees using after-tax payroll deductions, which are refundable until purchases are made, and are liability-classified. Following the issuance of shares under the 2015 ESPP to employees who participated in the offering period ended February 28, 2025, the 2015 ESPP was terminated, and no new offering periods under the 2015 ESPP will commence.

In September 2024, the Company’s stockholders approved the 2024 Employee Stock Purchase Plan (2024 ESPP), which replaced the 2015 ESPP. The 2024 ESPP reserves 6,000,000 shares of the Company’s common stock for sale to eligible employees. The terms of the 2024 ESPP are substantially similar to the terms of the 2015 ESPP. Each offering period under the 2024 ESPP is anticipated to run for approximately six months with purchases occurring on the last day of each offering period (no look-back provision) at a 15% discount to the closing price on that date. The first offering period commenced on March 1, 2025. As a result of the stock split, the number of shares of common stock reserved for issuance under the 2024 ESPP were adjusted proportionately.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)

Stock-Based Compensation. Components of stock-based compensation recorded, net of estimated forfeitures, in SG&A expenses in the consolidated statements of comprehensive income were as follows:

	Years Ended March 31,
	2025	2024	2023
Stock-based compensation
RSUs	$19,758	$15,935	$13,249
LTIP PSUs	15,676	18,941	11,275
Grants to Directors	1,858	1,907	1,863
Subtotal	37,292	36,783	26,387
Other stock-based compensation
Employee Stock Purchase Plan	651	505	510
Total stock-based compensation, pre-tax	37,943	37,288	26,897
Income tax benefit	(9,304)	(9,097)	(6,557)
Total stock-based compensation, net of tax	$28,639	$28,191	$20,340

Unrecognized Stock-Based Compensation. Total remaining unrecognized stock-based compensation as of March 31, 2025, related to non-vested awards that the Company considers probable to vest and the weighted-average period over which the cost is expected to be recognized in future periods, is as follows:

	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
RSUs	$21,951	1.0
LTIP PSUs	21,225	1.5
Total	$43,176

NOTE 9. DERIVATIVE INSTRUMENTS

As of March 31, 2025, the Company has the following derivative contracts recorded at fair value in the consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$367,695	$14,018	$381,713
Fair value recorded in other current assets	2,163	75	2,238
Fair value recorded in other accrued expenses	(64)	—	(64)

As of March 31, 2025, five counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next twelve months. As of March 31, 2024, the Company had no outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
The Company settled derivative contracts with notional values as follows:

	Years Ended March 31,
	2025	2024	2023
Designated Derivative Contracts	$258,040	$179,528	$96,345
Non-Designated Derivative Contracts	18,565	—	31,044
Total	$276,605	$179,528	$127,389
The following table summarizes the effect of Designated Derivative Contracts on unrealized gains or losses recorded in the consolidated statements of comprehensive income for changes in AOCL, net of tax:

	Years Ended March 31,
	2025	2024	2023
Gain recorded in OCI	$4,387	$4,090	$1,504
Reclassifications from AOCL into net sales	(2,288)	(4,090)	(1,504)
Income tax expense in OCI	(515)	—	—
Total	$1,584	$—	$—
The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of March 31, 2025, the amount of unrealized gains on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next twelve months. Refer to Note 10, “Stockholders’ Equity,” for further information on the components of AOCL.

NOTE 10. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Board has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). As of March 31, 2025, the Board last approved an authorization of $1,200,000 on July 27, 2022, to repurchase its common stock under the same conditions as the prior stock repurchase program. As of March 31, 2025, the aggregate remaining approved amount under the stock repurchase program is $374,701. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.

Stock repurchase activity under the Company’s stock repurchase program was as follows:

	Years Ended March 31,
	2025	2024	2023
Total number of shares repurchased (1)	3,800,040	4,289,124	5,569,572
Weighted average price per share	$149.21	$96.74	$53.39
Dollar value of shares repurchased (2) (3)	$567,002	$414,931	$297,372

(1) All share repurchases were made pursuant to the Company’s stock repurchase program in open-market transactions.
(2) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
(3) May not calculate on rounded dollars.
Subsequent to March 31, 2025, through May 9, 2025, the Company repurchased 765,321 shares of its common stock at a weighted average price of $109.75 per share for $83,998. As of May 9, 2025, the Company had $290,704 remaining authorized under the stock repurchase program. Amounts may not calculate on rounded dollars.
On May 21, 2025, the Board approved an additional authorization of $2,250,000, for the Company to repurchase its common stock under the same conditions as the prior stock repurchase program.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2025	2024
Unrealized gain on cash flow hedges	$1,584	$—
Cumulative foreign currency translation loss	(51,238)	(50,733)
Total	$(49,654)	$(50,733)

NOTE 11. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Years Ended March 31,
	2025	2024	2023
Basic	151,992,000	155,225,000	159,023,000
Dilutive effect of equity awards	678,000	1,060,000	1,088,000
Diluted	152,670,000	156,285,000	160,111,000

Excluded
RSUs	9,000	16,000	20,000
LTIP PSUs	155,000	291,000	453,000
Deferred Non-Employee Director Equity Awards	2,000	3,000	11,000

Excluded Awards. The equity awards excluded from the calculation of the dilutive effect may be excluded due to one of the following: (1) the shares were antidilutive or (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to Note 8, “Stock-Based Compensation,” for further information on the Company’s equity incentive plans.
NOTE 12. REPORTABLE OPERATING SEGMENTS

Information reported to the CODM is organized into the Company’s three reportable operating segments, which include the brand operations for the UGG brand, HOKA brand, and Other brands. The operations of each brand within these reportable operating segments are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.
The Company does not regularly provide total assets or capital expenditures information by reportable operating segment to the CODM because that information is not used to evaluate performance or allocate resources to each reportable operating segment.
Segment Net Sales, Gross Margin, and Income from Operations. The CODM regularly evaluates the performance of each reportable operating segment based on net sales, gross profit as a percentage of net sales (gross margin), and income from operations when making decisions about resource allocations to each reportable operating segment. Income from operations of each reportable operating segment includes certain costs which are specifically related to each reportable operating segment and that are regularly provided to the CODM. These costs consist of cost of sales; payroll and related expenses, including stock-based compensation; advertising, marketing, and promotion expenses; rent and occupancy; depreciation and other related costs; and other segment items.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
There are no inter-segment sales for any period presented. The accounting policies of the Company's reportable operating segments are consistent with those described in Note 1, “General.”

Income from operations of each reportable operating segment exclude enterprise and shared brand expenses as well as total other income, net, which are not used to assess reportable operating segment performance. Unallocated enterprise and shared brand expenses are costs that are managed centrally and not specific to any one brand. These costs are primarily comprised of certain payroll and related expenses, including stock-based compensation; global IT expenses; 3PL service fees; depreciation, rent, and occupancy for owned warehouses and offices; and other SG&A expenses, such as costs for contract services, materials, supplies, and travel. These costs span multiple functions including owned warehouses and 3PL service fees, along with enterprise costs which include centralized commercial operations, IT, finance, human resources, legal, supply chain, and corporate executives.

Reportable operating segment information, with a reconciliation to the consolidated statements of comprehensive income, was as follows:

Year Ended March 31, 2025	UGG	HOKA	Other Brands	Total
Net sales	$2,531,351	$2,233,090	$221,171	$4,985,612
Less: Cost of sales (1)	1,023,495	949,824	126,630	2,099,949
Segment gross profit	1,507,856	1,283,266	94,541	2,885,663
Segment gross margin	59.6%	57.5%	42.7%	57.9%
Less: (1)
Payroll and related costs	146,093	101,056	18,179	265,328
Advertising, marketing, and promotion expenses	180,889	226,238	25,071	432,198
Rent and occupancy	75,724	26,467	424	102,615
Depreciation and other related costs (2)	10,026	5,007	4,412	19,445
Other segment items (3)	92,251	75,993	11,877	180,121
Segment SG&A expenses	504,983	434,761	59,963	999,707
Segment income from operations	$1,002,873	$848,505	$34,578	$1,885,956
Segment operating margin	39.6%	38.0%	15.6%	37.8%

Year Ended March 31, 2024	UGG	HOKA	Other Brands	Total
Net sales	$2,239,132	$1,806,740	$241,891	$4,287,763
Less: Cost of sales (1)	983,636	763,673	154,966	1,902,275
Segment gross profit	1,255,496	1,043,067	86,925	2,385,488
Segment gross margin	56.1%	57.7%	35.9%	55.6%
Less: (1)
Payroll and related costs	134,307	74,991	17,628	226,926
Advertising, marketing, and promotion expenses	148,809	175,756	24,287	348,852
Rent and occupancy	75,724	16,589	348	92,661
Depreciation and other related costs (2)	9,295	3,389	10,034	22,718
Other segment items (3)	82,534	53,295	10,907	146,736
Segment SG&A expenses	450,669	324,020	63,204	837,893
Segment income from operations	$804,827	$719,047	$23,721	$1,547,595
Segment operating margin	35.9%	39.8%	9.8%	36.1%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)

Year Ended March 31, 2023	UGG	HOKA	Other Brands	Total
Net sales	$1,929,211	$1,412,916	$285,159	$3,627,286
Less: Cost of sales (1)	975,585	641,240	185,091	1,801,916
Segment gross profit	953,626	771,676	100,068	1,825,370
Segment gross margin	49.4%	54.6%	35.1%	50.3%
Less: (1)
Payroll and related costs	109,576	57,446	15,266	182,288
Advertising, marketing, and promotion expenses	114,652	135,590	20,898	271,140
Rent and occupancy	69,302	9,033	453	78,788
Depreciation and other related costs (2)	10,623	2,272	1,866	14,761
Other segment items (3)	77,004	38,877	12,083	127,964
Segment SG&A expenses	381,157	243,218	50,566	674,941
Segment income from operations	$572,469	$528,458	$49,502	$1,150,429
Segment operating margin	29.7%	37.4%	17.4%	31.7%

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Depreciation and other related costs generally includes depreciation of property and equipment, amortization and impairment of intangible assets or other-long lived assets, accretion, loss on disposal of assets, and other miscellaneous costs. During the year ended March 31, 2024, the Company recorded an impairment to intangible assets of $8,164 for the Sanuk brand definite-lived trademark. Refer to Note 3, “Goodwill and Other Intangible Assets,” for further information on the impairment loss.
(3) Other segment items are comprised of other SG&A expenses, which primarily includes credit card fees, commissions, materials and supplies, travel, and certain 3PL service fees.

A reconciliation of reportable segment income from operations to consolidated statements of comprehensive income was as follows:

	Years Ended March 31,
	2025	2024	2023
Segment income from operations	$1,885,956	$1,547,595	$1,150,429
Unallocated enterprise and shared brand expenses (1)	(706,864)	(620,081)	(497,678)
Total other income, net	64,207	51,427	13,331
Consolidated income before income taxes	$1,243,299	$978,941	$666,082

(1) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses, which are costs that are managed centrally and not specific to any one brand. The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
NOTE 13. CONCENTRATION OF BUSINESS

Regions and Customers. The Company sells its products globally to customers and consumers, with net sales concentrations as follows:

	Years Ended March 31,
	2025	2024	2023
International net sales	$1,798,903	$1,424,089	$1,175,789
% of net sales	36.1%	33.2%	32.4%
Net sales in foreign currencies	$1,376,782	$1,105,057	$832,632
% of net sales	27.6%	25.8%	23.0%
Ten largest global customers as % of net sales	23.7%	24.2%	25.2%
For the years ended March 31, 2025, 2024, and 2023, no single foreign country and no single global customer comprised 10.0% or more of the Company’s total net sales.

As of March 31, 2025, the Company has one customer that represents 13.6% of trade accounts receivable, net, compared to two customers that in total represented 31.2% of trade accounts receivable, net, as of March 31, 2024. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.

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

Designated Suppliers. The Company outsources the production of its finished goods to independent manufacturers, which are primarily located in Southeast Asia, predominately in Vietnam. The majority of the raw materials and components used in the production of the Company’s products by its independent manufacturers are purchased from designated suppliers, who work with other subcontractors that extract, process, or convert these raw materials. Sheepskin used to manufacture a significant portion of the Company’s UGG brand products and is sourced primarily from designated suppliers in Australia and processed by two tanneries in China.
Long-Lived Assets. Long-lived assets, which consist of property and equipment, net, recorded in the consolidated balance sheets, are as follows:

	As of March 31,
	2025	2024
United States	$289,672	$270,561
Foreign (1)	35,927	31,561
Total	$325,599	$302,122

(1) As of March 31, 2025, and 2024, no property and equipment, net, associated with any single foreign country represented 10.0% or more of the Company’s total property and equipment, net.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended March 31, 2025, 2024, and 2023
(amounts in thousands, except per share and share data)
NOTE 14. SUPPLIER FINANCE PROGRAM

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

The Company’s payment obligations, including the amounts due and payment terms, which generally do not exceed 90 days, are not impacted by the inventory suppliers’ election to participate in the SFP, and the Company provides no guarantees to any third parties under the SFP. Accordingly, amounts due to inventory suppliers that elect to participate in the SFP are recorded in trade accounts payable in the consolidated balance sheets.
Activity for the Company’s SFP program is as follows:

Year Ended March 31, 2025
Beginning balance	$3,483
Obligations added	29,373
Obligations settled	(31,960)
Ending balance	$896

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
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)
Allowances for doubtful accounts, sales discounts, and chargebacks against gross trade accounts receivable related to wholesale channel sales recorded in the consolidated balance sheets, are as follows:

	Years Ended March 31,
	2025	2024	2023
Allowance for doubtful accounts (1)
Beginning balance	$(9,109)	$(10,576)	$(9,044)
Additions	(4,869)	(658)	(1,983)
Deductions	444	2,125	451
Ending balance	$(13,534)	$(9,109)	$(10,576)
Allowance for sales discounts (2)
Beginning balance	$(3,840)	$(5,656)	$(2,831)
Additions	(19,028)	(17,060)	(19,745)
Deductions	21,502	18,876	16,920
Ending balance	$(1,366)	$(3,840)	$(5,656)
Allowance for chargebacks (3)
Beginning balance	$(14,382)	$(16,272)	$(18,716)
Additions	(31,701)	(28,845)	(27,400)
Deductions	28,100	30,735	29,844
Ending balance	$(17,983)	$(14,382)	$(16,272)
Total	$(32,883)	$(27,331)	$(32,504)

(1) The additions to the allowance for doubtful accounts represent estimates of the Company’s bad debt expense or recovery based on the factors on which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are for the actual amounts written off against outstanding trade accounts receivable.
(2) The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company’s customers based on the amount of outstanding discounts for meeting shipment or prompt payments terms. Deductions are for the actual discounts taken by the Company’s customers against outstanding trade accounts receivable.
(3) The additions to the allowance for chargebacks represent chargebacks and markdowns taken in the respective year, as well as an estimate of amounts that will be taken in the future related to sales in the current reporting period. Deductions are for the actual amounts written off against outstanding trade accounts receivable.