Form 10-Q
period 2025-06-30
DECKERS OUTDOOR CORP
filed 2025-07-31
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 10, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 148,343,362.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2025 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:
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
•expansion of our brands, product offerings, and investments in our distribution facilities, e‑commerce websites, and our retail store footprint;
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

PART I. FINANCIAL INFORMATION
References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. HOKA® (HOKA), UGG® (UGG), Teva® (Teva), AHNU® (AHNU), and Koolaburra by UGG® (Koolaburra) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.
Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.
During the fourth quarter of the fiscal year ended March 31, 2025 (prior fiscal year), we updated our reportable operating segments to include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand, AHNU brand, and Koolaburra brand) (collectively, our reportable operating segments). Reportable operating segment results for all prior periods presented in this Quarterly Report have been recast to reflect the change in reportable operating segments. In addition, we completed the sale of the Sanuk brand during the second quarter of fiscal year 2025. The financial results for our reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the brand’s sale date, August 15, 2024.
During the second quarter of our prior fiscal year, we effected a six-for-one forward stock split of our common stock and preferred stock (the stock split). Prior period results included in this Quarterly Report, including per share and share data, have been retroactively adjusted to reflect the effectiveness of the stock split.
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1, “General,” of our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the prior fiscal year, which was filed with the SEC on May 23, 2025 (2025 Annual Report) for further information regarding the reportable operating segments update and the stock split.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	June 30, 2025	March 31, 2025
ASSETS		(AUDITED)
Cash and cash equivalents	$1,720,416	$1,889,188
Trade accounts receivable, net of allowances ($38,321 and $32,883 as of June 30, 2025, and March 31, 2025, respectively)	376,474	332,872
Inventories	849,351	495,226
Prepaid expenses	52,604	39,294
Other current assets	60,624	67,282
Income tax receivable	15,359	36,613
Total current assets	3,074,828	2,860,475
Property and equipment, net of accumulated depreciation ($420,663 and $402,964 as of June 30, 2025, and March 31, 2025, respectively)	332,311	325,599
Operating lease assets	269,248	237,352
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($26,099 and $25,014 as of June 30, 2025, and March 31, 2025, respectively)	15,667	15,699
Deferred tax assets, net	85,798	77,591
Other assets	47,429	39,546
Total assets	$3,839,271	$3,570,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$732,881	$417,955
Accrued payroll	68,975	125,417
Operating lease liabilities (Note 5)	65,254	54,453
Other accrued expenses	151,448	142,120
Income tax payable	22,735	23,299
Value added tax payable	5,703	6,697
Total current liabilities	1,046,996	769,941
Long-term operating lease liabilities (Note 5)	246,817	222,522
Income tax liability	19,761	13,587
Other long-term liabilities	58,218	51,189
Total long-term liabilities	324,796	287,298
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 148,542 and 150,201 shares issued and outstanding as of June 30, 2025, and March 31, 2025, respectively)	1,485	1,502
Additional paid-in capital	261,782	253,466
Retained earnings	2,262,301	2,307,699
Accumulated other comprehensive loss (Note 7)	(58,089)	(49,654)
Total stockholders’ equity	2,467,479	2,513,013
Total liabilities and stockholders’ equity	$3,839,271	$3,570,252

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Net sales (Note 2 and Note 9)	$964,538	$825,347
Cost of sales	426,632	355,347
Gross profit	537,906	470,000
Selling, general, and administrative expenses (Note 9)	372,619	337,193
Income from operations (Note 9)	165,287	132,807
Interest income	(18,696)	(17,252)
Interest expense	935	1,031
Other income, net	(18)	(125)
Total other income, net	(17,779)	(16,346)
Income before income taxes	183,066	149,153
Income tax expense (Note 4)	43,863	33,528
Net income	139,203	115,625
Other comprehensive loss, net of tax
Unrealized (loss) gain on cash flow hedges	(20,209)	856
Foreign currency translation gain (loss)	11,774	(4,656)
Total other comprehensive loss, net of tax	(8,435)	(3,800)
Comprehensive income	$130,768	$111,825
Net income per share
Basic	$0.93	$0.76
Diluted	$0.93	$0.75
Weighted-average common shares outstanding (Note 8)
Basic	149,344	152,867
Diluted	149,635	153,483
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013
Stock-based compensation	3	—	8,553	—	—	8,553
Shares issued upon vesting	4	—	—	—	—	—
Shares withheld for taxes	—	—	(237)	—	—	(237)
Repurchases of common stock (Note 7)	(1,666)	(17)	—	(182,974)	—	(182,991)
Excise taxes related to repurchases of common stock	—	—	—	(1,627)	—	(1,627)
Net income	—	—	—	139,203	—	139,203
Total other comprehensive loss	—	—	—	—	(8,435)	(8,435)
Balance, June 30, 2025	148,542	$1,485	$261,782	$2,262,301	$(58,089)	$2,467,479

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	153,554	$1,536	$243,050	$1,913,615	$(50,733)	$2,107,468
Stock-based compensation	2	—	8,231	—	—	8,231
Shares issued upon vesting	6	—	—	—	—	—
Exercise of stock options	54	1	600	—	—	601
Shares withheld for taxes	—	—	(495)	—	—	(495)
Repurchases of common stock (Note 7)	(1,062)	(11)	—	(151,956)	—	(151,967)
Excise taxes related to repurchases of common stock	—	—	—	(1,181)	—	(1,181)
Net income	—	—	—	115,625	—	115,625
Total other comprehensive loss	—	—	—	—	(3,800)	(3,800)
Balance, June 30, 2024	152,554	$1,526	$251,386	$1,876,103	$(54,533)	$2,074,482
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$139,203	$115,625
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	19,424	17,061
Amortization on cloud computing arrangements	556	465
Bad debt expense (benefit)	597	(3,291)
Deferred tax (benefit) expense	(713)	170
Stock-based compensation	8,739	8,346
Loss on disposal of assets	22	79
Changes in operating assets and liabilities:
Trade accounts receivable, net	(44,199)	(3,272)
Inventories	(354,125)	(278,972)
Prepaid expenses and other current assets	(8,817)	39,816
Income tax receivable	21,254	14,079
Net operating lease assets and lease liabilities	1,925	(486)
Other assets	(8,438)	(4,073)
Trade accounts payable	314,845	266,679
Other accrued expenses	(66,301)	(71,398)
Income tax payable	(565)	4,340
Other long-term liabilities	12,739	7,482
Net cash provided by operating activities	36,146	112,650
INVESTING ACTIVITIES
Purchases of property and equipment	(23,940)	(22,521)
Proceeds from sale of assets	11	—
Net cash used in investing activities	(23,929)	(22,521)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	601
Repurchases of common stock	(182,991)	(151,967)
Cash paid for shares withheld for taxes	(237)	(495)
Net cash used in financing activities	(183,228)	(151,861)
Effect of foreign currency exchange rates on cash and cash equivalents	2,239	(1,922)
Net change in cash and cash equivalents	(168,772)	(63,654)
Cash and cash equivalents at beginning of period	1,889,188	1,502,051
Cash and cash equivalents at end of period	$1,720,416	$1,438,397

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$16,923	$14,998
Interest	780	414
Operating leases	20,437	16,339
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	80	(2,582)
Accrued for asset retirement obligation assets related to leasehold improvements	214	975
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	1,627	1,181
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include the HOKA, UGG, Teva, AHNU, and Koolaburra brands. Refer to the section below entitled “Reportable Operating Segments” for information on recent developments with the Koolaburra brand and Sanuk brand.
The Company sells its products through quality domestic and international retailers and international distributors in its wholesale channel, and directly to global consumers through its Direct-to-Consumer (DTC) channel, which is comprised of an e-commerce and retail store presence. Independent third-party contractors manufacture all of the Company’s products.
Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2025, and for the three months ended June 30, 2025 (current period), and 2024 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2025, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s 2025 Annual Report.
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable Operating Segments. As of June 30, 2025, the Company’s three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand, AHNU brand, and Koolaburra brand) (collectively, the Company’s reportable operating segments). Refer to Note 9, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.
During the third quarter of fiscal year 2025, the Company began taking steps to phase out the standalone operations for the Koolaburra brand in order to maintain focus on the Company’s most significant organic opportunities. The Company closed Koolaburra.com as of March 31, 2025, and plan to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025.
In addition, the Company completed the sale of the Sanuk brand during the second quarter of its prior fiscal year. The financial results for the Company’s reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the brand’s sale date, August 15, 2024.
Use of Estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, changes in tariff rates, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in discretionary spending, and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
the Company’s financial condition, results of operations, and liquidity. Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the significant areas requiring the use of management estimates and assumptions.
Foreign Currency Translation. The Company considers the US dollar as its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than its functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI), net of tax, in the condensed consolidated statements of comprehensive income.
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
Supplier Finance Program. As of June 30, 2025 and March 31, 2025, the Company had immaterial balances outstanding related to the Supplier Finance Program (SFP) that are presented in trade accounts payable in the condensed consolidated balance sheets. Refer to Note 14, “Supplier Finance Program,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information regarding the SFP.
Recent Accounting Pronouncements. There have been no developments to recently issued accounting standards relative to those disclosed in the 2025 Annual Report, including the expected dates of adoption and impact on disclosures in the Company’s annual and interim consolidated financial statements.
NOTE 2. REVENUE RECOGNITION AND BUSINESS CONCENTRATIONS

Disaggregated Revenue. Refer to Note 9, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.
Channel Concentration. Net sales by channel was as follows:

	Three Months Ended June 30,
	2025	2024
Wholesale	$652,364	$514,782
Direct-to-Consumer	312,174	310,565
Total	$964,538	$825,347
Geographic Concentration. Net sales by geography was as follows:

	Three Months Ended June 30,
	2025	2024
Domestic	$501,258	$515,856
International	463,280	309,491
Total	$964,538	$825,347
For the three months ended June 30, 2025, and 2024, no single foreign country comprised 10.0% or more of the Company’s total net sales.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Customer Concentration. For the three months ended June 30, 2025, and 2024, no single global customer comprised 10.0% or more of the Company’s total net sales. As of June 30, 2025, the Company has one customer that represents 12.1% of trade accounts receivable, net, compared to one customer that represents 13.6% of trade accounts receivable, net, as of March 31, 2025. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.
Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.
The following tables summarize changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2025	$21,120	$(63,462)
Net additions to sales return liability (1)	7,369	(40,888)
Actual returns	(13,556)	55,508
Balance, June 30, 2025	$14,933	$(48,842)

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2024	$13,866	$(55,327)
Net additions to sales return liability (1)	10,976	(40,741)
Actual returns	(14,077)	58,277
Balance, June 30, 2024	$10,765	$(37,791)
(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.
Loyalty Programs. Activity related to loyalty programs was as follows:

	Three Months Ended June 30,
	2025	2024
Beginning balance	$(18,566)	$(17,586)
Redemptions and expirations for loyalty certificates and points recognized in net sales	4,994	5,060
Deferred revenue for loyalty points and certificates issued	(4,205)	(4,575)
Ending balance	$(17,777)	$(17,101)
Deferred Revenue. Activity related to deferred revenue was as follows:

	Three Months Ended June 30,
	2025	2024
Beginning balance	$(27,305)	$(9,591)
Additions of customer cash payments	(27,176)	(27,101)
Revenue recognized	25,573	9,254
Ending balance	$(28,908)	$(27,438)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Refer to Note 2, “Revenue Recognition,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s variable consideration accounting policies.
NOTE 3. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4, “Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s fair value accounting policies.
Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	June 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,376,741	$1,376,741	$—	$—
Other assets:
Non-qualified deferred compensation asset	19,593	19,593	—	—
Total assets measured at fair value	$1,396,334	$1,396,334	$—	$—

Liabilities:
Other accrued expenses:
Designated Derivative Contracts liability	$(24,676)	$—	$(24,676)	$—
Non-qualified deferred compensation liability	(2,346)	(2,346)	—	—
Non-Designated Derivative Contracts liability	(354)	—	(354)	—
Other long-term liabilities:
Non-qualified deferred compensation liability	(28,932)	(28,932)	—	—
Total liabilities measured at fair value	$(56,308)	$(31,278)	$(25,030)	$—

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,485,555	$1,485,555	$—	$—
Other current assets:
Designated Derivative Contracts asset	2,163	—	2,163	—
Non-Designated Derivative Contracts asset	75	—	75	—
Other assets:
Non-qualified deferred compensation asset	16,967	16,967	—	—
Total assets measured at fair value	$1,504,760	$1,502,522	$2,238	$—

Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(2,345)	$(2,345)	$—	$—
Designated Derivative Contracts liability	(64)	—	(64)	—
Other long-term liabilities:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
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
NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2025	2024
Income tax expense	$43,863	$33,528
Effective income tax rate	24.0%	22.5%
The tax provisions during the three months ended June 30, 2025, and 2024, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal years ending March 31, 2026, and ended March 31, 2025, respectively, and were adjusted for discrete items that occurred within the periods presented above. During the current period, the net change in the effective income tax rate, compared to the prior period, was primarily due to discrete tax expense for reserve adjustments and a reduced benefit for stock-based compensation, partially offset by net discrete tax benefits for audit settlements and changes in jurisdictional mix of worldwide income before income taxes.
Recent Tax Law Changes. On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (OBBBA), was signed into law. The OBBBA includes, among other provisions, changes to US corporate income tax law, including restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The Company continues to evaluate the potential impacts of the law on its condensed consolidated financial statements and expects to recognize the impact of the law in the period of enactment in its next fiscal quarter.
NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company enters into operating lease contracts, which primarily relate to retail stores, showrooms, offices, and distribution facilities. There were no material changes outside the ordinary course of business during the three months ended June 30, 2025, to the Company’s operating lease terms disclosed in the 2025 Annual Report.
Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases was as follows:

	Three Months Ended June 30,
	2025	2024
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$45,271	$12,336
Reductions to operating lease assets for reductions to lease liabilities	(2,652)	(1,106)
(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
As of June 30, 2025, operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $37,975 of undiscounted minimum lease payments due pursuant to leases signed during the three months ended June 30, 2025 but not yet commenced, which primarily relate to leases for new retail stores , that the Company expects will be operational during the quarter ending September 30, 2025.
Purchase Obligations. There were no material changes outside the ordinary course of business during the three months ended June 30, 2025, to the Company’s purchase obligations disclosed in the 2025 Annual Report.
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
Refer to Note 7, “Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s contractual obligations and commitments.
NOTE 6. DERIVATIVE INSTRUMENTS

The Company enters into foreign currency forward or option contracts (derivative contracts) with maturities of 15 months or less to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company enters into derivative contracts that are not designated as cash flow hedges, to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment (Non-Designated Derivative Contracts). Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information related to accounting policies on the Company’s derivative contracts.
The Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$374,348	$42,207	$416,555
Fair value recorded in other accrued expenses	(24,676)	(354)	(25,030)

	March 31, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$367,695	$14,018	$381,713
Fair value recorded in other current assets	2,163	75	2,238
Fair value recorded in other accrued expenses	(64)	—	(64)
As of June 30, 2025, five counterparties hold the Company’s outstanding derivative contracts, all of which are expected to mature in the next nine months. As of March 31, 2025, five counterparties held the Company’s outstanding derivative contracts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
The following table summarizes the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses recorded in the condensed consolidated statements of comprehensive income for changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended June 30,
	2025	2024
(Loss) gain recorded in OCI	$(25,210)	$1,132
Reclassifications from AOCL into net sales	535	—
Income tax benefit (expense) in OCI	6,050	(276)
Total	$(18,625)	$856
The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2025, the amount of unrealized loss on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next nine months. Refer to Note 7, “Stockholders’ Equity,” for further information on the components of AOCL.
NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). The Board last approved an authorization of $2,250,000 on May 21, 2025 to repurchase shares of its common stock under the same conditions as the prior stock repurchase program. As of June 30, 2025, the aggregate remaining approved amount under the stock repurchase program is $2,441,711. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.
Stock repurchase activity under the stock repurchase program was as follows:

	Three Months Ended June 30,
	2025	2024
Total number of shares repurchased (1)	1,665,902	1,061,736
Weighted average price per share	$109.84	$143.13
Dollar value of shares repurchased (2) (3)	$182,991	$151,967
(1) All share repurchases were made pursuant to the stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to June 30, 2025, through July 10, 2025, the Company repurchased 198,863 shares at a weighted average price of $105.60 per share for $21,000 and had $2,420,711 remaining authorized under the stock repurchase program.
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2025	March 31, 2025
Unrealized (loss) gain on cash flow hedges	$(18,625)	$1,584
Cumulative foreign currency translation loss	(39,464)	(51,238)
Total	$(58,089)	$(49,654)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 8. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2025	2024
Basic	149,344,000	152,867,000
Dilutive effect of equity awards	291,000	616,000
Diluted	149,635,000	153,483,000

Excluded
Time-Based Restricted Stock Units	60,000	3,000
Long-Term Incentive Plan Performance-Based Restricted Stock Units	155,000	290,000
Deferred Non-Employee Director Equity Awards	5,000	1,000
Employee Stock Purchase Plan	4,000	1,000
Excluded Awards. The equity awards excluded from the calculation of the dilutive effect may be excluded due to one of the following: (1) the shares were antidilutive or (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s equity incentive plans.
NOTE 9. REPORTABLE OPERATING SEGMENTS

Information reported to the Chief Operating Decision Maker (CODM), who is the Principal Executive Officer (PEO), is organized into the Company’s three reportable operating segments, which include the brand operations for the HOKA brand, UGG brand, and Other brands. The Company does not regularly provide total assets or capital expenditures information by reportable operating segments to the CODM because that information is not used to evaluate performance or allocate resources to each reportable operating segment.
Segment Net Sales, Gross Margin, and Income from Operations. The CODM regularly evaluates the performance of each reportable operating segment based on net sales, gross profit as a percentage of net sales (gross margin), and income from operations when making decisions about resource allocations to each reportable operating segment. Income from operations of each reportable operating segment includes certain costs, which are specifically related to each reportable operating segment and that are regularly provided to the CODM. These costs consist of cost of sales; payroll and related expenses, including stock-based compensation; advertising, marketing, and promotion expenses; rent and occupancy; depreciation and other related costs; and other segment items. There are no inter-segment sales for any period presented. The accounting policies of the Company’s reportable operating segments are consistent with those described in Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Income from operations of each reportable operating segment excludes enterprise and shared brand expenses as well as total other income, net, which are not used to assess reportable operating segment performance. Unallocated enterprise and shared brand expenses are costs that are managed centrally and not specific to any one brand. These costs are primarily comprised of certain payroll and related expenses, including stock-based compensation; global IT expenses; 3PL service fees; depreciation, rent, and occupancy for owned warehouses and offices; and other SG&A expenses, such as costs for contract services, materials, supplies, and travel. These costs span multiple functions including owned warehouses and 3PL service fees, along with enterprise costs, which include centralized commercial operations, IT, finance, human resources, legal, supply chain, and corporate executives.
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

Three Months Ended June 30, 2025	HOKA	UGG	Other Brands	Total
Net sales	$653,119	$265,092	$46,327	$964,538
Less: Cost of sales (1)	276,172	125,768	24,692	426,632
Segment gross profit	376,947	139,324	21,635	537,906
Segment gross margin	57.7%	52.6%	46.7%	55.8%
Less: (1)
Payroll and related costs	28,508	32,865	4,532	65,905
Advertising, marketing, and promotion expenses	55,988	19,568	6,208	81,764
Rent and occupancy	9,046	17,217	38	26,301
Depreciation and other related costs (2)	1,473	2,957	39	4,469
Other segment items (3)	28,404	12,734	3,065	44,203
Segment SG&A expenses	123,419	85,341	13,882	222,642
Segment income from operations	$253,528	$53,983	$7,753	$315,264
Segment operating margin (4)	38.8%	20.4%	16.7%	32.7%

Three Months Ended June 30, 2024	HOKA	UGG	Other Brands	Total
Net sales	$545,178	$222,951	$57,218	$825,347
Less: Cost of sales (1)	221,513	103,692	30,142	355,347
Segment gross profit	323,665	119,259	27,076	470,000
Segment gross margin	59.4%	53.5%	47.3%	56.9%
Less: (1)
Payroll and related costs	20,729	28,420	4,194	53,343
Advertising, marketing, and promotion expenses	45,303	15,860	7,323	68,486
Rent and occupancy	5,767	15,186	189	21,142
Depreciation and other related costs (2)	1,055	2,404	308	3,767
Other segment items (3)	19,893	11,503	2,376	33,772
Segment SG&A expenses	92,747	73,373	14,390	180,510
Segment income from operations	$230,918	$45,886	$12,686	$289,490
Segment operating margin (4)	42.4%	20.6%	22.2%	35.1%
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2025, and 2024
(amounts in thousands, except per share and share data)
(2) Depreciation and other related costs generally includes depreciation of property and equipment, amortization and impairment of intangible assets or other long-lived assets, accretion, and loss on disposal of assets.
(3) Other segment items are comprised of other SG&A expenses, which primarily include IT expenses, certain 3PL service fees, contract service fees, travel, materials and supplies, credit card fees, and commissions.
(4) Operating margin is defined as income from operations divided by net sales.
A reconciliation of reportable segment income from operations to condensed consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,
	2025	2024
Segment income from operations	$315,264	$289,490
Unallocated enterprise and shared brand expenses (1)	(149,977)	(156,683)
Total other income, net	17,779	16,346
Consolidated income before income taxes	$183,066	$149,153
(1) The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements,” within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of our 2025 Annual Report, filed with the SEC on May 23, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com.
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
OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: HOKA, UGG, Teva, AHNU, and Koolaburra. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. Our brands sell our products through quality domestic and international retailers and international distributors in our wholesale channel, and directly to global consumers through our DTC channel, which is comprised of an e-commerce and retail store presence. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.
Refer to the section below entitled “Reportable Operating Segments Overview” for information on recent developments with the Koolaburra brand and Sanuk brand.
FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the three months ended June 30, 2025, compared to the prior period, were as follows:
•Net sales increased 16.9% to $964,538.
◦Brand
▪HOKA brand net sales increased 19.8% to $653,119.
▪UGG brand net sales increased 18.9% to $265,092.
▪Other brands net sales decreased 19.0% to $46,327.
◦Channel
▪Wholesale channel net sales increased 26.7% to $652,364.
▪DTC channel net sales increased 0.5% to $312,174.
◦Geography
▪Domestic net sales decreased 2.8% to $501,258.
▪International net sales increased 49.7% to $463,280.
•Gross margin decreased 110 basis points to 55.8%.
•SG&A expenses increased 10.5% to $372,619.
•Income from operations increased 24.5% to $165,287.
•Operating margin increased 110 basis points to 17.1%.
•Diluted earnings per share increased 24.0% to $0.93 per share.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

We expect our business and industry will continue to be impacted by several important trends and uncertainties, which have not materially changed from those described in our 2025 Annual Report. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report for further discussion. Refer to Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.
REPORTABLE OPERATING SEGMENTS OVERVIEW

As of June 30, 2025, our three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands.
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
During the third quarter of fiscal year 2025, we began taking steps to phase out the standalone operations for the Koolaburra brand in order to maintain focus on our most significant organic opportunities. We closed Koolaburra.com as of March 31, 2025, and plan to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025.
In addition, we completed the sale of the Sanuk brand during the second quarter of our prior fiscal year. The financial results for our reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the brand’s sale date, August 15, 2024.
Refer to the section titled “Reportable Operating Segment Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report for further discussion of our reportable operating segments.
USE OF NON-GAAP FINANCIAL MEASURES

We disclose supplemental financial measures calculated and presented in accordance with US GAAP; however, throughout this Quarterly Report we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures to provide information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which consist of constant currency measures. We believe evaluating certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control. However, our non-GAAP financial measures are not intended to represent and should not be considered more meaningful measures than, or alternatives to, measures of financial or operating performance as determined in accordance with US GAAP.

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
SEASONALITY

Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report for detailed information regarding the impacts of seasonality on our business.
RESULTS OF OPERATIONS

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024. Results of operations were as follows:

	Three Months Ended June 30,
	2025		2024		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$964,538	100.0%	$825,347	100.0%	$139,191	16.9%
Cost of sales	426,632	44.2	355,347	43.1	(71,285)	(20.1)
Gross profit	537,906	55.8	470,000	56.9	67,906	14.4
Selling, general, and administrative expenses	372,619	38.7	337,193	40.9	(35,426)	(10.5)
Income from operations	165,287	17.1	132,807	16.0	32,480	24.5
Total other income, net	(17,779)	(1.9)	(16,346)	(2.1)	1,433	8.8
Income before income taxes	183,066	19.0	149,153	18.1	33,913	22.7
Income tax expense	43,863	4.6	33,528	4.1	(10,335)	(30.8)
Net income	139,203	14.4	115,625	14.0	23,578	20.4
Total other comprehensive loss, net of tax	(8,435)	(0.8)	(3,800)	(0.5)	(4,635)	(122.0)
Comprehensive income	$130,768	13.6%	$111,825	13.5%	$18,943	16.9%
Net income per share
Basic	$0.93		$0.76		$0.17	22.4%
Diluted	$0.93		$0.75		$0.18	24.0%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$434,206	$332,732	$101,474	30.5%
Direct-to-Consumer	218,913	212,446	6,467	3.0

	Three Months Ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Total	653,119	545,178	107,941	19.8
UGG brand
Wholesale	185,817	142,553	43,264	30.3
Direct-to-Consumer	79,275	80,398	(1,123)	(1.4)
Total	265,092	222,951	42,141	18.9
Other brands (1)
Wholesale	32,341	39,497	(7,156)	(18.1)
Direct-to-Consumer	13,986	17,721	(3,735)	(21.1)
Total	46,327	57,218	(10,891)	(19.0)
Total (1)	$964,538	$825,347	$139,191	16.9%

Net sales by channel
Total Wholesale	$652,364	$514,782	$137,582	26.7%
Total Direct-to-Consumer	312,174	310,565	1,609	0.5
Total (1)	$964,538	$825,347	$139,191	16.9%

Net sales by geography
Domestic	$501,258	$515,856	$(14,598)	(2.8)%
International	463,280	309,491	153,789	49.7
Total (1)	$964,538	$825,347	$139,191	16.9%
(1) Includes Sanuk brand financial results for the three months ended June 30, 2024, which are presented in the Other brands reportable operating segment.
Total net sales increased primarily due to higher net sales for the HOKA and UGG brands, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to higher global net sales in the wholesale channel, especially internationally. Key global wholesale channel net sales drivers include higher sell-in and re-orders of key franchises, reflecting market share gains and benefits from select new points of distribution with key partners, as well as earlier shipments related to the transition of our European 3PL.
•Net sales of the UGG brand increased primarily due to higher global net sales in the wholesale channel, as a result of increased demand for year-round key product franchises, as well as benefits from the timing of sell-in for fall franchises.
•Net sales of the Other brands decreased primarily due to the sale of the Sanuk brand in August 2024.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 16.3% compared to the prior period.
•Comparable DTC channel net sales for the 13 weeks ended June 29, 2025, decreased by 2.2%, compared to the prior period.
•We experienced an increase of 15.7% in the total volume of units sold to 14,700 from 12,700, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits.
•As of June 30, 2025, we have a total of 191 global Company-owned retail stores (including 143 UGG brand retail stores and 48 HOKA brand retail stores).

Gross Profit. Gross margin decreased to 55.8% from 56.9% compared to the prior period, primarily due to unfavorable channel mix as wholesale revenue growth outpaced DTC revenue growth, higher promotional activity for the UGG and HOKA brands, and unfavorable changes in freight costs, partially offset by favorable product mix shifts, as well as favorable foreign currency exchange rate fluctuations.
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased other SG&A expenses of approximately $15,000, primarily due to higher HOKA brand expenses of approximately $8,500 primarily for other variable operating expenses, and higher unallocated enterprise and shared brand expenses of approximately $4,500 primarily for variable 3PL service fees related to sales growth.
•Increased advertising, marketing, and promotion expenses of approximately $13,300, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Increased payroll and related costs of approximately $8,900, primarily due to higher headcount from talent investment for the HOKA and UGG brands, including for retail stores, partially offset by lower unallocated shared brand payroll and related costs, including for our owned warehouses.
•Increased rent and occupancy of approximately $5,100, primarily due to higher rent expenses resulting from retail store footprint expansion for the HOKA and UGG brands.
•Increased net foreign currency-related remeasurement gains of approximately $9,100, primarily due to favorable changes in European and Asian exchange rates against the US dollar.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$253,528	$230,918	$22,610	9.8%
UGG brand	53,983	45,886	8,097	17.6
Other brands (1)	7,753	12,686	(4,933)	(38.9)
Unallocated enterprise and shared brand expenses (2)	(149,977)	(156,683)	6,706	4.3
Total	$165,287	$132,807	$32,480	24.5%
(1) Includes Sanuk brand financial results for the three months ended June 30, 2024, which are presented in the Other brands reportable operating segment.
(2) The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of the HOKA brand was due to higher net sales, partially offset by lower gross margins and higher SG&A expenses as a percentage of net sales, primarily reflecting increased headcount, rent and occupancy, and marketing to support brand growth initiatives.
•The increase in income from operations of the UGG brand was due to higher net sales and lower SG&A expenses as a percentage of net sales, primarily related to payroll and related costs, rent and occupancy, and other SG&A expenses, partially offset by lower gross margins.

•The decrease in unallocated enterprise and shared brand expenses was primarily due to higher net foreign currency-related remeasurement gains and lower payroll and related costs, partially offset by higher other SG&A expenses for variable 3PL service fees related to sales growth.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2025	2024
Income tax expense	$43,863	$33,528
Effective income tax rate	24.0%	22.5%
The net increase in our effective income tax rate, compared to the prior period, was primarily due to discrete tax expense for reserve adjustments and a reduced benefit for stock-based compensation, partially offset by net discrete tax benefits for audit settlements and changes in jurisdictional mix of worldwide income before income taxes.
Net Income. The increase in net income, compared to the prior period, was due to higher net sales and higher operating margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
LIQUIDITY AND CAPITAL RESOURCES

Our liquidity may be impacted by a number of factors, risks and uncertainties described in the section titled “Liquidity” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.
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
Cash and Cash Equivalents. As of June 30, 2025 and March 31, 2025, our cash and cash equivalents balance is $1,720,416 and $1,889,188, respectively, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to allow us to pursue our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.
Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the three months ended June 30, 2025, and 2024, no cash and cash equivalents were repatriated from a foreign subsidiary that were subject to income taxes. As of June 30, 2025, and March 31, 2025, we have $470,987 and $481,836, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2025 Annual Report for further information regarding our cash repatriation strategy.
Revolving Credit Facilities. Information about our revolving credit facilities available as of June 30, 2025, is as follows:
•Primary Credit Facility. During the three months ended June 30, 2025, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2025 Annual Report.

•China Credit Facility. During the three months ended June 30, 2025, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2025 Annual Report.
•Debt Covenants. As of June 30, 2025, we are in compliance with all financial covenants under our revolving credit facilities.
Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2025 Annual Report for further information regarding the terms of our revolving credit facilities.
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
Contractual Obligations and Capital Expenditures. There were no material changes outside the ordinary course of business to the contractual obligations or capital expenditures as disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report.
Stock Repurchase Program. As of June 30, 2025, the aggregate remaining approved amount under our stock repurchase program is $2,441,711. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.
Refer to Note 7, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.
CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$36,146	$112,650	$(76,504)	(67.9)%
Net cash used in investing activities	(23,929)	(22,521)	(1,408)	(6.3)
Net cash used in financing activities	(183,228)	(151,861)	(31,367)	(20.7)
Effect of foreign currency exchange rates on cash and cash equivalents	2,239	(1,922)	4,161	216.5
Net change in cash and cash equivalents	$(168,772)	$(63,654)	$(105,118)	(165.1)%
Operating Activities. Our primary source of liquidity was net cash provided by operating activities, which was driven by our net income after non-cash adjustments and changes in operating assets and liabilities.
The decrease in net cash provided by operating activities during the three months ended June 30, 2025, compared to the prior period, was due to $105,877 of unfavorable changes in operating assets and liabilities partially offset by $29,373 of favorable net income after non-cash adjustments. Changes in operating assets and liabilities were primarily due to unfavorable impacts from (1) higher purchases of inventory to support elevated demand for our products and the transition of our European 3PL, (2) timing of derivative cash settlements recorded in prepaid expenses and other current assets, and (3) higher net trade accounts receivable on higher net sales; partially offset by favorable impacts from higher net trade accounts payable from timing of receipts of goods and services and respective disbursements.

Investing Activities. Net cash used in investing activities remained relatively unchanged during the three months ended June 30, 2025, compared to the prior period.
Financing Activities. The increase in net cash used in financing activities during the three months ended June 30, 2025, compared to the prior period, was due to a higher dollar value of stock repurchases, inclusive of excise taxes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic factors, including changes in tariff rates, inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in consumer discretionary spending, and recessionary concerns, on our business and operations. Although the full impact of these factors is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity. Refer to the sections titled “Use of Estimates” and “Recent Accounting Pronouncements” within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for additional information regarding applicable key estimates and assumptions, as well as the expected impact of recent accounting pronouncements.
There have been no material changes to the critical accounting policies or to the key estimates and assumptions, disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within our 2025 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are subject to a variety of risks, including those associated with commodity pricing, foreign currency exchange rates and, to a lesser extent, interest rates. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. There have been no material changes in the quantitative and qualitative disclosures about market risk disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” within our 2025 Annual Report.

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
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our PEO and Principal Financial and Accounting Officer (PFAO) concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2025.
INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As part of our global policing program to protect our intellectual property rights, from time to time, we file lawsuits in various jurisdictions asserting claims for alleged acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, and trademark dilution. We generally have multiple actions such as these pending at any given point in time. These actions may result in seizure of counterfeit merchandise, out-of-court settlements with defendants, or other outcomes. In addition, from time to time, we are subject to claims in which opposing parties will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights. Furthermore, we are aware of many instances throughout the world in which a third-party is using our HOKA brand and brand trademarks within its internet domain name. Finally, we are investigating several manufacturers and distributors of counterfeit HOKA and UGG brand products, as well as various markets for indications of counterfeit products.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.
During the three months ended June 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an authorization of $2,250,000 on May 21, 2025 to repurchase shares of our common stock under the same conditions as the prior stock repurchase program.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The credit agreements governing our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of June 30, 2025, we have not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.
Stock repurchase activity under our stock repurchase program during the three months ended June 30, 2025, was as follows:

	Total Number of Shares Repurchased (1) (2)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (2)
April 1 - April 30, 2025	588,656	$107.02	$62,998	$311,703
May 1 - May 31, 2025	532,150	118.38	62,998	2,498,705
June 1 - June 30, 2025	545,096	104.56	56,994	2,441,711
Total	1,665,902	109.84	$182,991	2,441,711
(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to June 30, 2025, through July 10, 2025, we repurchased 198,863 shares at a weighted average price of $105.60 per share for $21,000 and had $2,420,711 remaining for repurchase under our stock repurchase program.
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
Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers with respect to Rule 10b5-1 trading plans during the three months ended June 30, 2025:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones) (1)
Anne Spangenberg, President, Fashion Lifestyle Group	June 4, 2024	April 7, 2025	June 1, 2025	16,686
(1) Aggregated shares covered have been adjusted to reflect the effect of the stock split. Refer to Note 1, “General,” of our consolidated financial statements in Part IV of our 2025 Annual Report for further information regarding the stock split.
During the three months ended June 30, 2025, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

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
Date: July 31, 2025