Form 10-Q
period 2025-09-30
DECKERS OUTDOOR CORP
filed 2025-10-31
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 9, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 145,744,833.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2025 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:
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
•the operational challenges faced by our owned warehouses and distribution centers (DCs), wholesale partners, global third-party logistics providers (3PLs), and third-party carriers, including as a result of global supply chain disruptions and labor shortages;
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

PART I. FINANCIAL INFORMATION
References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries. HOKA® (HOKA), UGG® (UGG), Teva® (Teva), Koolaburra by UGG® (Koolaburra), and AHNU® (AHNU) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.
Unless otherwise indicated, all figures herein are expressed in thousands, except for per share and share data.
During the fourth quarter of our fiscal year ended March 31, 2025 (prior fiscal year), we updated our reportable operating segments to include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand, Koolaburra brand, and AHNU brand) (collectively, our reportable operating segments). Reportable operating segment results for all prior periods presented in this Quarterly Report have been recast to reflect the change in reportable operating segments.
We completed the sale of the Sanuk brand during the second quarter of our prior fiscal year. The financial results for our reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the brand’s sale date, August 15, 2024 (Sanuk Brand Sale Date). Further, we have begun phasing out the standalone operations of the Koolaburra brand and AHNU brand, which we expect to complete during the third quarter of our fiscal year ending March 31, 2026 (current fiscal year).
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1, “General,” of our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the prior fiscal year, which was filed with the SEC on May 23, 2025 (2025 Annual Report) for further information regarding the reportable operating segments update and brands we are phasing out.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	September 30, 2025	March 31, 2025
ASSETS		(AUDITED)
Cash and cash equivalents	$1,414,479	$1,889,188
Trade accounts receivable, net of allowances ($63,457 and $32,883 as of September 30, 2025, and March 31, 2025, respectively)	538,764	332,872
Inventories	835,595	495,226
Prepaid expenses	48,652	39,294
Other current assets	125,919	67,282
Income tax receivable	8,066	36,613
Total current assets	2,971,475	2,860,475
Property and equipment, net of accumulated depreciation ($433,876 and $402,964 as of September 30, 2025, and March 31, 2025, respectively)	333,495	325,599
Operating lease assets	305,362	237,352
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($26,065 and $25,014 as of September 30, 2025, and March 31, 2025, respectively)	15,659	15,699
Deferred tax assets, net	90,814	77,591
Other assets	53,484	39,546
Total assets	$3,784,279	$3,570,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$590,316	$417,955
Accrued payroll	65,590	125,417
Operating lease liabilities (Note 5)	75,916	54,453
Other accrued expenses	151,969	142,120
Income tax payable	65,985	23,299
Value added tax payable	19,022	6,697
Total current liabilities	968,798	769,941
Long-term operating lease liabilities (Note 5)	274,756	222,522
Income tax liability	15,623	13,587
Other long-term liabilities	59,072	51,189
Total long-term liabilities	349,451	287,298
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 146,090 and 150,201 shares issued and outstanding as of September 30, 2025, and March 31, 2025, respectively)	1,461	1,502
Additional paid-in capital	267,907	253,466
Retained earnings	2,245,773	2,307,699
Accumulated other comprehensive loss (Note 8)	(49,111)	(49,654)
Total stockholders’ equity	2,466,030	2,513,013
Total liabilities and stockholders’ equity	$3,784,279	$3,570,252
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales (Note 2 and Note 10)	$1,430,840	$1,311,320	$2,395,378	$2,136,667
Cost of sales	627,018	578,048	1,053,650	933,395
Gross profit	803,822	733,272	1,341,728	1,203,272
Selling, general, and administrative expenses (Note 10)	477,301	428,186	849,920	765,379
Income from operations (Note 10)	326,521	305,086	491,808	437,893
Interest income	(15,056)	(14,797)	(33,752)	(32,049)
Interest expense	521	1,151	1,456	2,182
Other income, net	(1,300)	(180)	(1,318)	(305)
Total other income, net	(15,835)	(13,826)	(33,614)	(30,172)
Income before income taxes	342,356	318,912	525,422	468,065
Income tax expense (Note 4)	74,204	76,591	118,067	110,119
Net income	268,152	242,321	407,355	357,946
Other comprehensive income, net of tax
Unrealized gain (loss) on cash flow hedges	10,128	(4,322)	(10,081)	(3,466)
Foreign currency translation (loss) gain	(1,150)	15,097	10,624	10,441
Total other comprehensive income, net of tax	8,978	10,775	543	6,975
Comprehensive income	$277,130	$253,096	$407,898	$364,921
Net income per share
Basic	$1.82	$1.59	$2.75	$2.35
Diluted	$1.82	$1.59	$2.74	$2.34
Weighted-average common shares outstanding (Note 9)
Basic	147,395	152,240	148,364	152,552
Diluted	147,652	152,778	148,638	153,127
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013
Stock-based compensation	3	—	8,553	—	—	8,553
Shares issued upon vesting	4	—	—	—	—	—
Shares withheld for taxes	—	—	(237)	—	—	(237)
Repurchases of common stock (Note 8)	(1,666)	(17)	—	(182,974)	—	(182,991)
Excise taxes related to repurchases of common stock	—	—	—	(1,627)	—	(1,627)
Net income	—	—	—	139,203	—	139,203
Total other comprehensive loss	—	—	—	—	(8,435)	(8,435)
Balance, June 30, 2025	148,542	1,485	261,782	2,262,301	(58,089)	2,467,479
Stock-based compensation	2	—	11,336	—	—	11,336
Shares issued upon vesting	126	2	2,226	—	—	2,228
Shares withheld for taxes	—	—	(7,437)	—	—	(7,437)
Repurchases of common stock (Note 8)	(2,580)	(26)	—	(281,971)	—	(281,997)
Excise taxes related to repurchases of common stock	—	—	—	(2,709)	—	(2,709)
Net income	—	—	—	268,152	—	268,152
Total other comprehensive income	—	—	—	—	8,978	8,978
Balance, September 30, 2025	146,090	$1,461	$267,907	$2,245,773	$(49,111)	$2,466,030

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$407,355	$357,946
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	39,171	33,750
Amortization on cloud computing arrangements	1,117	1,082
Bad debt expense	17,319	8,845
Deferred tax (benefit) expense	(9,209)	1,295
Stock-based compensation	19,891	19,916
Loss on disposal of assets	1,128	2,811
Impairment of property and equipment	100	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(223,211)	(249,306)
Inventories	(340,367)	(306,855)
Prepaid expenses and other current assets	(70,115)	182
Income tax receivable	28,547	9,737
Net operating lease assets and lease liabilities	5,133	(778)
Other assets	(14,822)	(7,018)
Trade accounts payable	177,305	155,774
Other accrued expenses	(41,621)	(21,506)
Income tax payable	42,685	23,582
Other long-term liabilities	3,827	(7,357)
Net cash provided by operating activities	44,233	22,100
INVESTING ACTIVITIES
Purchases of property and equipment	(45,943)	(45,367)
Proceeds from sale of assets	11	10,925
Net cash used in investing activities	(45,932)	(34,442)
FINANCING ACTIVITIES
Proceeds from issuance of stock	2,228	1,638
Proceeds from exercise of stock options	—	694
Repurchases of common stock	(464,987)	(256,290)
Cash paid for excise taxes related to repurchases of common stock	(5,042)	—
Cash paid for shares withheld for taxes	(7,674)	(13,056)
Net cash used in financing activities	(475,475)	(267,014)
Effect of foreign currency exchange rates on cash and cash equivalents	2,465	2,986
Net change in cash and cash equivalents	(474,709)	(276,370)
Cash and cash equivalents at beginning of period	1,889,188	1,502,051
Cash and cash equivalents at end of period	$1,414,479	$1,225,681

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$62,566	$90,833
Interest	1,230	798
Operating leases	43,138	33,269
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	(4,945)	2,309
Accrued for asset retirement obligation assets related to leasehold improvements	5,476	1,372
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	4,336	2,024
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)

NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include the HOKA, UGG, Teva, Koolaburra, and AHNU brands. Refer to the section below entitled “Reportable Operating Segments” for information on recent developments with the Koolaburra and AHNU brands, and the prior sale of the Sanuk brand.
The Company sells its products through quality domestic and international retailers and international distributors in its wholesale channel, and directly to global consumers through its Direct-to-Consumer (DTC) channel, which is comprised of an e-commerce and retail store presence. Independent third-party contractors manufacture all of the Company’s products.
Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2025, and for the three and six months ended September 30, 2025 (current period), and 2024 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of the end of the prior fiscal year, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s 2025 Annual Report.
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable Operating Segments. As of September 30, 2025, the Company’s three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand, Koolaburra brand, and AHNU brand) (collectively, the Company’s reportable operating segments). The Other brands reportable operating segment includes current and historical results of brands previously sold and brands that are being phased out for standalone operations, as discussed below.
Consistent with the Company’s continuous focus on pursuing its most profitable long-term opportunities, management has taken the following strategic actions to streamline its brand portfolio:
•During the second quarter of its current fiscal year, the Company began taking steps to phase out its standalone operations for the AHNU brand. The Company closed Ahnu.com as of October 1, 2025, and plans to wind down the AHNU brand in the wholesale channel by the end of calendar year 2025. As of September 30, 2025, the Company has not incurred, and does not expect to incur, material exit costs or obligations associated with this plan.
•During the third quarter of its prior fiscal year, the Company began taking steps to phase out the standalone operations for the Koolaburra brand. The Company closed Koolaburra.com as of the end of the prior fiscal year, and plans to wind down the Koolaburra brand in the wholesale channel by the end of calendar year 2025. As of September 30, 2025, the Company has not incurred, and does not expect to incur, material exit costs or obligations associated with this plan.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
•The Company completed the sale of the Sanuk brand during the second quarter of its prior fiscal year. The financial results for the Company’s reportable operating segments present the former Sanuk brand within the Other brands reportable operating segment through the Sanuk Brand Sale Date.
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
Supplier Finance Program. As of September 30, 2025 and March 31, 2025, the Company had immaterial balances outstanding related to the Supplier Finance Program (SFP) that are presented in trade accounts payable in the condensed consolidated balance sheets. Refer to Note 14, “Supplier Finance Program,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information regarding the SFP.
Recent Accounting Pronouncements. There have been no developments with respect to recently issued accounting standards relative to those disclosed in the 2025 Annual Report, including the expected dates of adoption and impact on disclosures in the Company’s annual consolidated financial statements and interim condensed consolidated financial statements.
Not Yet Adopted. The following is a summary of each Accounting Standards Update (ASU) that has been issued during the three months ended September 30, 2025 (current fiscal quarter) and is applicable to the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2025-05 - Measurement of Credit Losses for Accounts Receivable and Contract Assets
The ASU provides a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses on trade accounts receivable and contract assets. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2025. Early adoption is permitted.
		Q1 FY 2027	The Company is currently evaluating the impact of the adoption of this ASU on its annual consolidated financial statements and interim condensed consolidated financial statements.
ASU 2025-06 - Internal-Use Software
The ASU amends recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a more principles-based, probable-to-complete recognition threshold. This ASU is effective on either a retrospective, prospective, or modified prospective basis, for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted.
		Q1 FY 2029	The Company is currently evaluating the impact of the adoption of this ASU on its annual consolidated financial statements and interim condensed consolidated financial statements.
NOTE 2. REVENUE RECOGNITION AND BUSINESS CONCENTRATIONS

Disaggregated Revenue. Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.
Channel Concentration. Net sales by channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Wholesale	$1,036,229	$913,653	$1,688,593	$1,428,435
Direct-to-Consumer	394,611	397,667	706,785	708,232
Total	$1,430,840	$1,311,320	$2,395,378	$2,136,667
Geographic Concentration. Net sales by geography was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Domestic	$839,530	$853,910	$1,340,788	$1,369,766
International	591,310	457,410	1,054,590	766,901
Total	$1,430,840	$1,311,320	$2,395,378	$2,136,667
For the three and six months ended September 30, 2025, and 2024, no single foreign country comprised 10.0% or more of the Company’s total net sales.
Customer Concentration. For the three and six months ended September 30, 2025, and 2024, no single global customer comprised 10.0% or more of the Company’s total net sales. As of September 30, 2025, the Company has one customer that represents 10.6% of trade accounts receivable, net, compared to one customer that represents 13.6% of trade accounts receivable, net, as of March 31, 2025. Management performs regular evaluations

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.
Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.
The following tables summarize changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2025	$21,120	$(63,462)
Net additions to sales return liability (1)	30,162	(123,393)
Actual returns	(27,784)	115,183
Balance, September 30, 2025	$23,498	$(71,672)

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2024	$13,866	$(55,327)
Net additions to sales return liability (1)	32,846	(123,196)
Actual returns	(26,056)	114,513
Balance, September 30, 2024	$20,656	$(64,010)
(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.
Loyalty Programs. Activity related to loyalty programs was as follows:

	Six Months Ended September 30,
	2025	2024
Beginning balance	$(18,566)	$(17,586)
Redemptions and expirations for loyalty certificates and points recognized in net sales	11,958	11,103
Deferred revenue for loyalty points and certificates issued	(12,813)	(13,536)
Ending balance	$(19,421)	$(20,019)
Deferred Revenue. Activity related to deferred revenue was as follows:

	Six Months Ended September 30,
	2025	2024
Beginning balance	$(27,305)	$(9,591)
Additions of customer cash payments	(48,707)	(50,829)
Revenue recognized	54,273	36,332
Ending balance	$(21,739)	$(24,088)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Refer to Note 2, “Revenue Recognition,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s variable consideration accounting policies, including sales return asset and liability, as well as contract liabilities.
NOTE 3. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4, “Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s fair value accounting policies.
Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	September 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,017,866	$1,017,866	$—	$—
Other current assets:
Designated Derivative Contracts asset	87	—	87	—
Non-Designated Derivative Contracts asset	114	—	114	—
Other assets:
Designated Derivative Contracts asset	191	—	191	—
Non-qualified deferred compensation asset	22,153	22,153	—	—
Total assets measured at fair value	$1,040,411	$1,040,019	$392	$—

Liabilities:
Other accrued expenses:
Designated Derivative Contracts liability	$(11,368)	$—	$(11,368)	$—
Non-qualified deferred compensation liability	(1,798)	(1,798)	—	—
Other long-term liabilities:
Designated Derivative Contracts liability	(117)	—	(117)	—
Non-qualified deferred compensation liability	(30,045)	(30,045)	—	—
Total liabilities measured at fair value	$(43,328)	$(31,843)	$(11,485)	$—

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,485,555	$1,485,555	$—	$—
Other current assets:
Designated Derivative Contracts asset	2,163	—	2,163	—
Non-Designated Derivative Contracts asset	75	—	75	—
Other assets:
Non-qualified deferred compensation asset	16,967	16,967	—	—
Total assets measured at fair value	$1,504,760	$1,502,522	$2,238	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Liabilities:
Other accrued expenses:
Designated Derivative Contracts liability	$(64)	$—	$(64)	$—
Non-qualified deferred compensation liability	(2,345)	(2,345)	—	—
Other long-term liabilities:
Non-qualified deferred compensation liability	(22,793)	(22,793)	—	—
Total liabilities measured at fair value	$(25,202)	$(25,138)	$(64)	$—
The fair value of Designated Derivative Contracts and Non-Designated Derivative Contracts is determined using quoted forward spot rates at the end of the applicable reporting period from counterparties, which are corroborated by market-based pricing (Level 2), with related assets and liabilities recorded in other current assets and other accrued expenses, respectively, in the condensed consolidated balance sheets. Refer to Note 7, “Derivative Instruments,” for further information, including the definition of the terms Designated Derivative Contracts and Non-Designated Derivative Contracts.
NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Income tax expense	$74,204	$76,591	$118,067	$110,119
Effective income tax rate	21.7%	24.0%	22.5%	23.5%
The tax provisions during the three and six months ended September 30, 2025, and 2024, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the current fiscal year, and prior fiscal year, respectively, and were adjusted for discrete items that occurred within the periods presented above. During the three and six months ended September 30, 2025, the net change in the effective income tax rate, compared to the prior period, was primarily due to non-recurring changes in valuation allowances on tax attributes, net discrete tax benefits for audit settlements and adjustments to income taxes payable, and changes in jurisdictional mix of worldwide income before income taxes, partially offset by reduced tax benefits for stock-based compensation. In addition, the net change in the effective tax rate during the six months ended September 30, 2025 included an income tax expense for reserve adjustments.
Recent Tax Law Changes. On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (OBBBA), was signed into law. The OBBBA includes, among other provisions, changes to US corporate income tax law, including restoration of accelerated depreciation on capital expenditures, deductible research and development expenses, and modifications to the international tax framework. The Company continues to evaluate the impact of the law on its condensed consolidated financial statements as more information becomes available, although it expects to achieve cash tax savings as a result of the full expensing of US research and development expenses in the current fiscal year.
NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company enters into operating lease contracts, which primarily relate to retail stores, showrooms, offices, and distribution facilities. There were no material changes outside the ordinary course of business during the six months ended September 30, 2025, to the Company’s operating lease terms disclosed in the 2025 Annual Report.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$55,729	$3,762	$101,000	$16,098
Reductions to operating lease assets for reductions to lease liabilities	(29)	(15)	(2,681)	(1,121)
(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as reductions for tenant improvement allowances. Non-cash additions in the current period predominately include investments in the Company's global retail store footprint that are in the ordinary course of business.
Purchase Obligations. Except as noted below, there were no material changes outside the ordinary course of business during the six months ended September 30, 2025, to the Company’s purchase obligations disclosed in the 2025 Annual Report.
3PL Agreements. During the six months ended September 30, 2025, the Company entered into a 3PL service agreement with a non-cancellable minimum commitment of approximately $93,611 through March 31, 2029, related to the transition of one of its international 3PLs to a new partner with an upgraded warehouse management system which the Company expects to be operational in the first quarter of its fiscal year ending March 31, 2027 (next fiscal year).
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
NOTE 6. STOCK-BASED COMPENSATION

Stock Incentive Plans. The 2024 Stock Incentive Plan (2024 SIP) provides for the issuance of a variety of stock-based compensation awards, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), long-term incentive plan PSUs (LTIP PSUs), stock appreciation rights, stock bonuses, incentive stock options (ISOs), and non-qualified stock options, to employees, directors, consultants, independent contractors, and advisors. In September 2024, the 2024 SIP replaced the 2015 Stock Incentive Plan (2015 SIP).
Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for additional information about the terms of the 2024 SIP and 2015 SIP.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Annual Stock Awards. The Company granted the following awards during the periods presented:

	Six Months Ended September 30,
	2025		2024
Award Type	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
RSUs	287,718	$104.68	144,462	$157.94
LTIP PSUs (1)	137,430	103.90	68,556	171.82
(1) The amounts reported reflect achievement of the target performance level under the terms of the applicable LTIP PSUs.
During the six months ended September 30, 2025, with the exception of the RSU and LTIP PSU awards summarized above, no material additional awards were granted under the 2024 SIP.
Future unrecognized stock-based compensation for RSUs outstanding as of September 30, 2025, is $39,841.
For the LTIP PSUs granted during the current fiscal year, prior fiscal year, and fiscal year ended March 31, 2024, the Company expects to exceed the minimum threshold target performance criteria based on the Company’s current long-range forecast as of September 30, 2025. Future unrecognized stock-based compensation for all LTIP PSUs outstanding as of September 30, 2025, based on the anticipated performance level, is $30,825.
Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s prior grants of stock-based compensation awards.
NOTE 7. DERIVATIVE INSTRUMENTS

The Company enters into foreign currency forward or option contracts (derivative contracts) to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales (Designated Derivative Contracts). The Company also enters into derivative contracts that are not designated as cash flow hedges, to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment (Non-Designated Derivative Contracts). Refer to Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information related to accounting policies on the Company’s derivative contracts.
The Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$359,486	$3,506	$362,992
Fair value recorded in other current assets	87	114	201
Fair value recorded in other assets	191	—	191
Fair value recorded in other accrued expenses	(11,368)	—	(11,368)
Fair value recorded in other long-term liabilities	(117)	—	(117)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)

	March 31, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$367,695	$14,018	$381,713
Fair value recorded in other current assets	2,163	75	2,238
Fair value recorded in other accrued expenses	(64)	—	(64)
As of September 30, 2025, five counterparties hold the Company’s outstanding derivative contracts, which are expected to mature in the next 15 months. As of March 31, 2025, five counterparties held the Company’s outstanding derivative contracts.
The following table summarizes changes in unrealized (loss) gain on cash flow hedges included in accumulated other comprehensive loss (AOCL), including the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses that are recorded in OCI in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$(18,625)	$856	$1,584	$—
Gain (loss) recorded in OCI	5,548	(5,488)	(21,761)	(4,356)
Reclassifications from AOCL into net sales	7,921	(228)	8,456	(228)
Income tax (expense) benefit in OCI	(3,341)	1,394	3,224	1,118
Ending balance	$(8,497)	$(3,466)	$(8,497)	$(3,466)
The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2025, the amount of unrealized loss on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next 15 months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.
Subsequent to September 30, 2025, through October 9, 2025, the Company entered into Designated Derivative Contracts and Non-Designated Derivative Contracts with notional values totaling $28,794 and $39,521, respectively, which are collectively expected to mature within the next 18 months and are held by three counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). The Board last approved an authorization of $2,250,000 on May 21, 2025 to repurchase shares of the Company’s common stock under the same conditions as the prior stock repurchase program. As of September 30, 2025, the aggregate remaining approved amount under the stock repurchase program is $2,159,714. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.
Stock repurchase activity under the stock repurchase program was as follows:

	Six Months Ended September 30,
	2025	2024
Total number of shares repurchased (1)	4,245,596	1,747,680
Weighted average price per share	$109.52	$146.65
Dollar value of shares repurchased (2) (3)	$464,987	$256,290
(1) All share repurchases were made pursuant to the stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to September 30, 2025, through October 9, 2025, the Company repurchased 345,118 shares at a weighted average price of $101.41 per share for $35,000 and had $2,124,714 remaining authorized under the stock repurchase program.
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2025	March 31, 2025
Unrealized (loss) gain on cash flow hedges	$(8,497)	$1,584
Cumulative foreign currency translation loss	(40,614)	(51,238)
Total	$(49,111)	$(49,654)
NOTE 9. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Basic	147,395,000	152,240,000	148,364,000	152,552,000
Dilutive effect of equity awards	257,000	538,000	274,000	575,000
Diluted	147,652,000	152,778,000	148,638,000	153,127,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Excluded
RSUs	79,000	91,000	83,000	92,000
LTIP PSUs	427,000	422,000	427,000	422,000
Deferred Non-Employee Director Equity Awards	6,000	1,000	6,000	1,000
Employee Stock Purchase Plan	2,000	—	3,000	—
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
Segment Net Sales, Gross Margin, and Income from Operations. The CODM regularly evaluates the performance of each reportable operating segment based on net sales, gross profit as a percentage of net sales (gross margin), and income from operations when making decisions about resource allocations to each reportable operating segment. Income from operations of each reportable operating segment includes certain costs, which are specifically related to each reportable operating segment and that are regularly provided to the CODM. These costs consist of cost of sales; payroll and related expenses, including stock-based compensation; advertising, marketing, and promotion expenses; rent and occupancy; depreciation and other related costs; and other segment items. There are no inter-segment sales for any period presented. The accounting policies applicable to the Company’s reportable operating segments are consistent with those described in Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report.
Income from operations of each reportable operating segment excludes enterprise and shared brand expenses, as well as total other income, net, which are not used to assess reportable operating segment performance. Unallocated enterprise and shared brand expenses are costs that are managed centrally and not specific to any one brand. These costs are primarily comprised of certain payroll and related expenses, including stock-based compensation; global IT expenses; 3PL service fees; depreciation, rent, and occupancy for owned warehouses and DCs and offices; and other SG&A expenses, such as costs for contract services, materials, supplies, and travel. These costs span multiple functions including owned warehouses and DCs and 3PL service fees, along with enterprise costs, which include centralized commercial operations, IT, finance, human resources, legal, supply chain, and corporate executives.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

Three Months Ended September 30, 2025	HOKA	UGG	Other Brands	Total
Net sales	$634,086	$759,587	$37,167	$1,430,840
Less: Cost of sales (1)	269,332	338,048	19,638	627,018
Segment gross profit	364,754	421,539	17,529	803,822
Segment gross margin	57.5%	55.5%	47.2%	56.2%
Less: (1)
Payroll and related costs	32,436	38,886	4,453	75,775
Advertising, marketing, and promotion expenses	71,581	55,704	4,910	132,195
Rent and occupancy	10,433	18,449	18	28,900
Depreciation and other related costs (2)	1,610	3,117	6	4,733
Other segment items (3)	27,397	33,110	5,439	65,946
Segment SG&A expenses	143,457	149,266	14,826	307,549
Segment income from operations	$221,297	$272,273	$2,703	$496,273
Segment operating margin (4)	34.9%	35.8%	7.3%	34.7%

Three Months Ended September 30, 2024	HOKA	UGG	Other Brands	Total
Net sales	$570,896	$689,865	$50,559	$1,311,320
Less: Cost of sales (1)	237,135	311,305	29,608	578,048
Segment gross profit	333,761	378,560	20,951	733,272
Segment gross margin	58.5%	54.9%	41.4%	55.9%
Less: (1)
Payroll and related costs	25,356	35,103	4,740	65,199
Advertising, marketing, and promotion expenses	66,576	47,592	6,893	121,061
Rent and occupancy	6,750	16,474	83	23,307
Depreciation and other related costs (2)	1,352	2,484	3,901	7,737
Other segment items (3)	19,166	24,560	4,500	48,226
Segment SG&A expenses	119,200	126,213	20,117	265,530
Segment income from operations	$214,561	$252,347	$834	$467,742
Segment operating margin (4)	37.6%	36.6%	1.6%	35.7%

Six Months Ended September 30, 2025	HOKA	UGG	Other Brands	Total
Net sales	$1,287,205	$1,024,679	$83,494	$2,395,378
Less: Cost of sales (1)	545,504	463,816	44,330	1,053,650
Segment gross profit	741,701	560,863	39,164	1,341,728
Segment gross margin	57.6%	54.7%	46.9%	56.0%
Less: (1)
Payroll and related costs	60,944	71,751	8,985	141,680
Advertising, marketing, and promotion expenses	127,569	75,272	11,118	213,959
Rent and occupancy	19,479	35,666	56	55,201

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2025, and 2024
(amounts in thousands, except per share and share data)

Six Months Ended September 30, 2025	HOKA	UGG	Other Brands	Total
Depreciation and other related costs (2)	3,083	6,074	45	9,202
Other segment items (3)	55,801	45,844	8,504	110,149
Segment SG&A expenses	266,876	234,607	28,708	530,191
Segment income from operations	$474,825	$326,256	$10,456	$811,537
Segment operating margin (4)	36.9%	31.8%	12.5%	33.9%

Six Months Ended September 30, 2024	HOKA	UGG	Other Brands	Total
Net sales	$1,116,074	$912,816	$107,777	$2,136,667
Less: Cost of sales (1)	458,648	414,997	59,750	933,395
Segment gross profit	657,426	497,819	48,027	1,203,272
Segment gross margin	58.9%	54.5%	44.6%	56.3%
Less: (1)
Payroll and related costs	46,085	63,523	8,934	118,542
Advertising, marketing, and promotion expenses	111,879	63,452	14,216	189,547
Rent and occupancy	12,517	31,660	272	44,449
Depreciation and other related costs (2)	2,407	4,888	4,209	11,504
Other segment items (3)	39,059	36,063	6,876	81,998
Segment SG&A expenses	211,947	199,586	34,507	446,040
Segment income from operations	$445,479	$298,233	$13,520	$757,232
Segment operating margin (4)	39.9%	32.7%	12.5%	35.4%
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Depreciation and other related costs generally include depreciation of property and equipment, amortization and impairment of intangible assets or other long-lived assets, accretion, and loss on disposal of assets.
(3) Other segment items are comprised of other SG&A expenses, which generally include credit card fees, commissions, materials and supplies, travel, certain 3PL service fees, and other miscellaneous expenses.
(4) Operating margin is defined as income from operations divided by net sales.
A reconciliation of reportable segment income from operations to condensed consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Segment income from operations	$496,273	$467,742	$811,537	$757,232
Unallocated enterprise and shared brand expenses (1)	(169,752)	(162,656)	(319,729)	(319,339)
Total other income, net	15,835	13,826	33,614	30,172
Consolidated income before income taxes	$342,356	$318,912	$525,422	$468,065
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
OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. We market our products primarily under five proprietary brands: HOKA, UGG, Teva, Koolaburra, and AHNU. Our brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. We believe our products are distinctive and appeal to a broad demographic. Our brands sell our products through quality domestic and international retailers and international distributors in our wholesale channel, and directly to global consumers through our DTC channel, which is comprised of an e-commerce and retail store presence. We seek to differentiate our brands and products by offering diverse lines that emphasize fashion, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. Independent third-party contractors manufacture all of our products.
FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the six months ended September 30, 2025, compared to the prior period, were as follows:

•Net sales increased 12.1% to $2,395,378.

◦Brand
▪HOKA brand net sales increased 15.3% to $1,287,205.
▪UGG brand net sales increased 12.3% to $1,024,679.
▪Other brands net sales decreased 22.5% to $83,494.
◦Channel
▪Wholesale channel net sales increased 18.2% to $1,688,593.
▪DTC channel net sales decreased 0.2% to $706,785.
◦Geography
▪Domestic net sales decreased 2.1% to $1,340,788.
▪International net sales increased 37.5% to $1,054,590.

•Gross margin decreased 30 basis points to 56.0%.
•SG&A expenses increased 11.0% to $849,920.
•Income from operations increased 12.3% to $491,808.
•Operating margin remained flat at 20.5%.
•Diluted earnings per share increased 17.1% to $2.74 per share.

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
REPORTABLE OPERATING SEGMENTS OVERVIEW

As of September 30, 2025, our three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands.
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
Other Brands. Other brands consist primarily of the Teva brand, Koolaburra brand, and AHNU brand. The Teva brand’s products are built for a range of outdoor pursuits and include a variety of footwear options, from classic sandals and shoes to boots.
The Other brands reportable operating segment includes current and historical results of the Koolaburra and AHNU brands that are being phased out for standalone operations, as well as the Sanuk brand that was previously sold. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information.
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
SEASONALITY

Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report for additional information regarding the impacts of seasonality on our business.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024. Results of operations were as follows:

	Three Months Ended September 30,
	2025		2024		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$1,430,840	100.0%	$1,311,320	100.0%	$119,520	9.1%
Cost of sales	627,018	43.8	578,048	44.1	(48,970)	(8.5)
Gross profit	803,822	56.2	733,272	55.9	70,550	9.6
Selling, general, and administrative expenses	477,301	33.4	428,186	32.7	(49,115)	(11.5)
Income from operations	326,521	22.8	305,086	23.2	21,435	7.0
Total other income, net	(15,835)	(1.1)	(13,826)	(1.1)	2,009	14.5
Income before income taxes	342,356	23.9	318,912	24.3	23,444	7.4
Income tax expense	74,204	5.2	76,591	5.8	2,387	3.1
Net income	268,152	18.7	242,321	18.5	25,831	10.7
Total other comprehensive income, net of tax	8,978	0.7	10,775	0.8	(1,797)	(16.7)
Comprehensive income	$277,130	19.4%	$253,096	19.3%	$24,034	9.5%
Net income per share
Basic	$1.82		$1.59		$0.23	14.5%
Diluted	$1.82		$1.59		$0.23	14.5%
(1) May not calculate on rounded amounts.

Net Sales. Net sales by brand, channel, and geography were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$408,891	$362,344	$46,547	12.8%
Direct-to-Consumer	225,195	208,552	16,643	8.0
Total	634,086	570,896	63,190	11.1
UGG brand
Wholesale	600,604	512,401	88,203	17.2
Direct-to-Consumer	158,983	177,464	(18,481)	(10.4)
Total	759,587	689,865	69,722	10.1
Other brands (1)
Wholesale	26,734	38,908	(12,174)	(31.3)
Direct-to-Consumer	10,433	11,651	(1,218)	(10.5)
Total	37,167	50,559	(13,392)	(26.5)
Total (1)	$1,430,840	$1,311,320	$119,520	9.1%
Net sales by channel
Total Wholesale	$1,036,229	$913,653	$122,576	13.4%
Total Direct-to-Consumer	394,611	397,667	(3,056)	(0.8)
Total (1)	$1,430,840	$1,311,320	$119,520	9.1%
Net sales by geography
Domestic	$839,530	$853,910	$(14,380)	(1.7)%
International	591,310	457,410	133,900	29.3
Total (1)	$1,430,840	$1,311,320	$119,520	9.1%
(1) Includes Sanuk brand financial results from July 1, 2024 through the Sanuk Brand Sale Date for the three months ended September 30, 2024, which are presented in the Other brands reportable operating segment.
Total net sales increased primarily due to higher net sales for the UGG and HOKA brands, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the UGG brand increased primarily due to higher global net sales from the wholesale channel, as a result of higher sell-in of key product franchises, compared to the prior period, as well as earlier shipments primarily related to the transition of our European 3PL. These impacts were partially offset by lower net sales in the DTC channel, which has been pressured by earlier wholesale channel shipments, particularly with consumer preferences shifting toward multi-brand shopping experiences.
•Net sales of the HOKA brand increased primarily due to higher international net sales across all channels, particularly in the wholesale channel driven by higher sell-in and re-orders, as well as higher sales in the DTC channel, collectively reflecting a positive consumer response to key franchise upgrades.
•Net sales of the Other brands decreased primarily due to lower US net sales in the wholesale channel driven by the phase-out of standalone operations of the Koolaburra brand.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 8.3%, compared to the prior period.

•Comparable DTC channel net sales for the 13 weeks ended September 28, 2025, decreased by 2.9%, compared to the prior period.
•We experienced an increase of 6.6% in the total volume of units sold to 22,700 from 21,300, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits.
Gross Profit. Gross margin increased to 56.2% from 55.9%, compared to the prior period, primarily due to benefits from price increases, favorable product mix shifts, favorable foreign currency exchange rate fluctuations, and tariff-related cost sharing arrangements, partially offset by incremental tariffs on US goods and unfavorable channel mix as wholesale revenue growth outpaced DTC revenue growth. The net impact of tariff-related variables was not material in the current period due to the timing of the implementation of our mitigation strategies, including price increases and earlier inventory shipments in advance of the incremental tariffs.
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased rent and occupancy of approximately $13,200, primarily due to higher operating expenses for our owned warehouses and DCs, as well as higher rent expenses for investments in our global retail store footprint, primarily to support the HOKA brand.
•Increased advertising, marketing, and promotion expenses of approximately $11,400, primarily due to higher promotional marketing expenses for the UGG and HOKA brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Decreased net foreign currency-related remeasurement gains of approximately $10,000, primarily due to less favorable changes in Asian and Canadian exchange rates against the US dollar.
•Increased other SG&A expenses of approximately $9,600, primarily due to higher other variable operating expenses for our brands of approximately $17,700, partially offset by lower legal expenses, travel expenses, and other miscellaneous expenses. Higher other variable operating expenses was primarily driven by the UGG brand as a result of sales commissions and bad debt expense of approximately $8,500, the HOKA brand as a result of sales commissions and other miscellaneous expenses of approximately $8,200, and Other brands for bad debt expense of approximately $1,000.
•Increased payroll and related costs of approximately $4,700, primarily due to higher headcount from investments in talent for the HOKA and UGG brands, partially offset by lower variable payroll costs for our owned warehouses and DCs.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$221,297	$214,561	$6,736	3.1%
UGG brand	272,273	252,347	19,926	7.9
Other brands (1)	2,703	834	1,869	224.1
Unallocated enterprise and shared brand expenses (2)	(169,752)	(162,656)	(7,096)	(4.4)
Total	$326,521	$305,086	$21,435	7.0%
(1) Includes Sanuk brand financial results from July 1, 2024 through the Sanuk Brand Sale Date for the three months ended September 30, 2024, which are presented in the Other brands reportable operating segment.

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
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of UGG brand was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales primarily driven by advertising, marketing, and promotion expenses, and other SG&A expenses.
•The increase in income from operations of HOKA brand was due to higher net sales, partially offset by lower gross margins, as well as higher SG&A expenses as a percentage of net sales primarily driven by payroll and related costs, rent and occupancy, and other SG&A expenses.
•The increase in unallocated enterprise and shared brand expenses was due to lower net foreign currency-related remeasurement gains, higher rent and occupancy for our owned warehouses and DC's, and higher costs for infrastructure investments and related depreciation, partially offset by lower variable payroll costs for our owned warehouses and DCs and lower other SG&A expenses for travel expenses, legal expenses, and other miscellaneous expenses.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2025	2024
Income tax expense	$74,204	$76,591
Effective income tax rate	21.7%	24.0%
The net decrease in our effective income tax rate, compared to the prior period, was primarily due to non-recurring changes in valuation allowances on tax attributes, net discrete tax benefits for audit settlements and adjustments to income taxes payable, and changes in jurisdictional mix of worldwide income before income taxes, partially offset by reduced tax benefits for stock-based compensation.
Net Income. The increase in net income, compared to the prior period, was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.

Six Months Ended September 30, 2025, Compared to Six Months Ended September 30, 2024. Results of operations were as follows:

	Six Months Ended September 30,
	2025		2024		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$2,395,378	100.0%	$2,136,667	100.0%	$258,711	12.1%
Cost of sales	1,053,650	44.0	933,395	43.7	(120,255)	(12.9)
Gross profit	1,341,728	56.0	1,203,272	56.3	138,456	11.5
Selling, general, and administrative expenses	849,920	35.5	765,379	35.8	(84,541)	(11.0)
Income from operations	491,808	20.5	437,893	20.5	53,915	12.3
Total other income, net	(33,614)	(1.4)	(30,172)	(1.4)	3,442	11.4
Income before income taxes	525,422	21.9	468,065	21.9	57,357	12.3
Income tax expense	118,067	4.9	110,119	5.1	(7,948)	(7.2)
Net income	407,355	17.0	357,946	16.8	49,409	13.8
Total other comprehensive income, net of tax	543	—	6,975	0.3	(6,432)	(92.2)
Comprehensive income	$407,898	17.0%	$364,921	17.1%	$42,977	11.8%
Net income per share
Basic	$2.75		$2.35		$0.40	17.0%
Diluted	$2.74		$2.34		$0.40	17.1%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Six Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$843,097	$695,076	$148,021	21.3%
Direct-to-Consumer	444,108	420,998	23,110	5.5
Total	1,287,205	1,116,074	171,131	15.3
UGG brand
Wholesale	786,421	654,954	131,467	20.1
Direct-to-Consumer	238,258	257,862	(19,604)	(7.6)
Total	1,024,679	912,816	111,863	12.3
Other brands (1)
Wholesale	59,075	78,405	(19,330)	(24.7)
Direct-to-Consumer	24,419	29,372	(4,953)	(16.9)
Total	83,494	107,777	(24,283)	(22.5)
Total (1)	$2,395,378	$2,136,667	$258,711	12.1%

	Six Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by channel
Total Wholesale	$1,688,593	$1,428,435	$260,158	18.2%
Total Direct-to-Consumer	706,785	708,232	(1,447)	(0.2)
Total (1)	$2,395,378	$2,136,667	$258,711	12.1%
Net sales by geography
Domestic	$1,340,788	$1,369,766	$(28,978)	(2.1)%
International	1,054,590	766,901	287,689	37.5
Total (1)	$2,395,378	$2,136,667	$258,711	12.1%
(1) Includes Sanuk brand financial results from April 1, 2024 through the Sanuk Brand Sale Date for the six months ended September 30, 2024, which are presented in the Other brands reportable operating segment.
Total net sales increased primarily due to higher net sales for the HOKA and UGG brands, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to higher international net sales across all channels, particularly in the wholesale channel driven by higher sell-in and re-orders, as well as higher sales in the DTC channel, collectively reflecting a positive consumer response to key franchise upgrades.
•Net sales of the UGG brand increased primarily due to higher global net sales in the wholesale channel, as a result of increased demand for key product franchises, as well as earlier shipments primarily related to the transition of our European 3PL. These impacts were partially offset by lower net sales in the DTC channel which has been pressured by earlier wholesale channel shipments, particularly with consumer preferences shifting toward multi-brand shopping experiences.
•Net sales of the Other brands decreased primarily due to lower US net sales in the wholesale channel driven by the phase-out of standalone operations of the Koolaburra brand and the sale of the Sanuk brand in August 2024.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 11.4% compared to the prior period.
•Comparable DTC channel net sales for the 26 weeks ended September 28, 2025, decreased by 2.6%, compared to the prior period.
•We experienced an increase of 10.0% in the total volume of units sold to 37,400 from 34,000, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits.
•As of September 30, 2025, we have a total of 200 global Company-owned retail stores (including 145 UGG brand retail stores and 55 HOKA brand retail stores).
Gross Profit. Gross margin decreased to 56.0% from 56.3% compared to the prior period, primarily due to unfavorable channel mix as wholesale revenue growth outpaced DTC revenue growth, higher promotional activity for the HOKA brand, as well as incremental tariffs on US goods impacting the current fiscal quarter, partially offset by favorable product mix shifts, benefits from price increases, and favorable foreign currency exchange rate fluctuations. The net impact of tariff-related variables was not material in the current period due to the timing of the implementation of our mitigation strategies, including price increases and earlier inventory shipments in advance of the incremental tariffs.

Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased advertising, marketing, and promotion expenses of approximately $24,700, primarily due to higher promotional marketing expenses for the HOKA and UGG brands to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Increased other SG&A expenses of approximately $24,600, primarily due to higher other variable operating expenses for our brands of approximately $28,100. Higher other variable operating expenses was primarily driven by the HOKA brand as a result of sales commissions and other miscellaneous expenses of approximately $16,700, the UGG brand as a result of sales commissions and bad debt expense of approximately $9,800, and Other brands for bad debt expense of approximately $1,600.
•Increased rent and occupancy of approximately $18,300, primarily due to higher operating expenses for our owned warehouses and DCs, as well as higher rent expenses for investments in our global retail store footprint, primarily to support the HOKA brand.
•Increased payroll and related costs of approximately $13,600, primarily due to higher headcount from investments in talent for the HOKA and UGG brands, partially offset by lower variable payroll costs for our owned warehouses and DCs.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$474,825	$445,479	$29,346	6.6%
UGG brand	326,256	298,233	28,023	9.4
Other brands (1)	10,456	13,520	(3,064)	(22.7)
Unallocated enterprise and shared brand expenses (2)	(319,729)	(319,339)	(390)	(0.1)
Total	$491,808	$437,893	$53,915	12.3%
(1) Includes Sanuk brand financial results from April 1, 2024 through the Sanuk Brand Sale Date for the six months ended September 30, 2024, which are presented in the Other brands reportable operating segment.
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
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of the HOKA brand was due to higher net sales, partially offset by lower gross margins and higher SG&A expenses as a percentage of net sales, primarily driven by payroll and related costs, rent and occupancy, and other SG&A expenses.
•The increase in income from operations of the UGG brand was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales, primarily driven by advertising, marketing, and promotion expenses, and other SG&A expenses.

Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2025	2024
Income tax expense	$118,067	$110,119
Effective income tax rate	22.5%	23.5%
The net decrease in our effective income tax rate, compared to the prior period, was primarily due to non-recurring changes in valuation allowances on tax attributes, net discrete tax benefits for audit settlements and adjustments to income taxes payable, and changes in jurisdictional mix of worldwide income before income taxes, partially offset by reduced tax benefits for stock-based compensation and reserve adjustments.
Net Income. The increase in net income, compared to the prior period, was due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
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
Cash and Cash Equivalents. As of September 30, 2025 and March 31, 2025, our cash and cash equivalents balance is $1,414,479 and $1,889,188, respectively, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to allow us to pursue our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.
Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the six months ended September 30, 2025, and 2024, no cash and cash equivalents were repatriated from a foreign subsidiary that were subject to income taxes. As of September 30, 2025, and March 31, 2025, we have $366,296 and $481,836, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2025 Annual Report for further information regarding our cash repatriation strategy.
Revolving Credit Facilities. Information about our revolving credit facilities available as of September 30, 2025, is as follows:
•Primary Credit Facility. During the six months ended September 30, 2025, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2025 Annual Report.

•China Credit Facility. During the six months ended September 30, 2025, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2025 Annual Report.
•Debt Covenants. As of September 30, 2025, we are in compliance with all financial covenants under our revolving credit facilities.
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
3PL Agreements. During the six months ended September 30, 2025, we entered into a 3PL service agreement with a non-cancellable minimum commitment of approximately $93,611 through March 31, 2029, related to the transition of one of our international 3PLs to a new partner with an upgraded warehouse management system which we expect to be operational in the first quarter of our next fiscal year.
Operating Lease Obligations. During the six months ended September 30, 2025, we entered into various operating leases agreements in the ordinary course of business to continue the investment in our global retail store footprint, which are recorded on a discounted basis in our condensed consolidated financial statements. Refer to Part I, Item 1, Note 5, "Commitment and Contingencies," for further information on our operating lease obligations.
Contractual Obligations and Capital Expenditures. Except for the above, as of September 30, 2025, there were no material changes outside the ordinary course of business to the contractual obligations or capital expenditures as disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report.
Stock Repurchase Program. As of September 30, 2025, the aggregate remaining approved amount under our stock repurchase program is $2,159,714. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.
Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.
CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$44,233	$22,100	$22,133	100.1%
Net cash used in investing activities	(45,932)	(34,442)	(11,490)	(33.4)
Net cash used in financing activities	(475,475)	(267,014)	(208,461)	(78.1)
Effect of foreign currency exchange rates on cash and cash equivalents	2,465	2,986	(521)	(17.4)
Net change in cash and cash equivalents	$(474,709)	$(276,370)	$(198,339)	(71.8)%

Operating Activities. Our primary source of liquidity was net cash provided by operating activities, which was driven by our net income after non-cash adjustments and changes in operating assets and liabilities.
The increase in net cash provided by operating activities during the six months ended September 30, 2025, compared to the prior period, was due to $51,227 of favorable net income after non-cash adjustments partially offset by $29,094 of unfavorable changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily due to unfavorable impacts from (1) timing of derivative contract cash settlements, (2) higher cost and earlier purchases of inventory to support elevated demand for our products and the transition to our European 3PL, partially offset by favorable impacts from (3) net trade accounts receivable from timing of sales and respective receipts, (4) net trade accounts payable from timing of receipts of goods and services and related disbursements, and (5) timing of tax payments and receipts.
Investing Activities. The increase in net cash used in investing activities during the six months ended September 30, 2025, compared to the prior period, was primarily due to cash proceeds from the sale of assets during the prior period. The purchases of property and equipment relate to investments in our global retail store footprint, partially offset by lower expenditures for the completed build-out of an owned US warehouse and DC.
Financing Activities. The increase in net cash used in financing activities during the six months ended September 30, 2025, compared to the prior period, was due to a higher dollar value of stock repurchases, inclusive of excise taxes.
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
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our PEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2025.
INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.

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
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The credit agreements governing our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of September 30, 2025, we have not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.
Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2025, was as follows:

	Total Number of Shares Repurchased (1) (2)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (2)
July 1 - July 31, 2025	680,750	$105.76	$71,999	$2,369,712
August 1 - August 31, 2025	984,509	106.65	104,999	2,264,713
September 1 - September 30, 2025	914,435	114.82	104,999	2,159,714
Total	2,579,694	109.31	$281,997	2,159,714
(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to September 30, 2025, through October 9, 2025, we repurchased 345,118 shares at a weighted average price of $101.41 per share for $35,000 and had $2,124,714 remaining for repurchase under our stock repurchase program.
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
Set forth below is a summary of the adoption, modification, and termination activity of our directors and executive officers with respect to Rule 10b5-1 trading plans during the three months ended September 30, 2025:

Name & Title	Adoption Date	Termination Date	Contract End Date	Aggregate Shares Covered (in ones)
Stefano Caroti, Chief Executive Officer	September 8, 2025	*	September 8, 2026	28,600
Tom Garcia, Chief Administrative and Legal Officer	September 3, 2025	*	July 30, 2026	6,000
* Not applicable.
During the three months ended September 30, 2025, no non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

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
Date: October 31, 2025