Form 10-Q
period 2025-12-31
DECKERS OUTDOOR CORP
filed 2026-02-03
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on January 13, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 141,949,971.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for our third fiscal quarter ended December 31, 2025 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report, contain forward-looking statements relating to, among other things:
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
•expansion of our brands and product offerings, and investments in our distribution facilities, e‑commerce websites, and retail store footprint;
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
The financial results for our reportable operating segments within the Other brands reportable operating segment, include results of operations for certain brands that have been sold or phased out, including the following:
•We have substantially completed the phase out of standalone operations of the AHNU brand and the Koolaburra brand during the third quarter of our fiscal year ending March 31, 2026 (current fiscal year).
•We completed the sale of the Sanuk brand during the second quarter of our prior fiscal year and present the former Sanuk brand through the brand’s sale date, August 15, 2024 (Sanuk Brand Sale Date).
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1, “General,” of our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the prior fiscal year, which was filed with the SEC on May 23, 2025 (2025 Annual Report) for further information regarding the reportable operating segments update and brands that have been sold or are being phased out.

ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollar and share data amounts in thousands, except par value)

	December 31, 2025	March 31, 2025
ASSETS		(AUDITED)
Cash and cash equivalents	$2,086,746	$1,889,188
Trade accounts receivable, net of allowances ($49,395 and $32,883 as of December 31, 2025, and March 31, 2025, respectively)	344,325	332,872
Inventories	633,485	495,226
Prepaid expenses	49,699	39,294
Other current assets	160,451	67,282
Income tax receivable	7,684	36,613
Total current assets	3,282,390	2,860,475
Property and equipment, net of accumulated depreciation ($442,579 and $402,964 as of December 31, 2025, and March 31, 2025, respectively)	333,572	325,599
Operating lease assets	300,902	237,352
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($26,073 and $25,014 as of December 31, 2025, and March 31, 2025, respectively)	15,652	15,699
Deferred tax assets, net	93,681	77,591
Other assets	61,963	39,546
Total assets	$4,102,150	$3,570,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$598,497	$417,955
Accrued payroll	86,935	125,417
Operating lease liabilities (Note 5)	76,771	54,453
Other accrued expenses	236,668	142,120
Income tax payable	142,116	23,299
Value added tax payable	8,456	6,697
Total current liabilities	1,149,443	769,941
Long-term operating lease liabilities (Note 5)	266,111	222,522
Income tax liability	15,524	13,587
Other long-term liabilities	61,618	51,189
Total long-term liabilities	343,253	287,298
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 142,331 and 150,201 shares issued and outstanding as of December 31, 2025, and March 31, 2025, respectively)	1,423	1,502
Additional paid-in capital	279,114	253,466
Retained earnings	2,374,985	2,307,699
Accumulated other comprehensive loss (Note 8)	(46,068)	(49,654)
Total stockholders’ equity	2,609,454	2,513,013
Total liabilities and stockholders’ equity	$4,102,150	$3,570,252
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollar and share data amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales (Note 2 and Note 10)	$1,957,549	$1,827,165	$4,352,927	$3,963,832
Cost of sales	786,189	724,542	1,839,839	1,657,937
Gross profit	1,171,360	1,102,623	2,513,088	2,305,895
Selling, general, and administrative expenses (Note 10)	556,994	535,349	1,406,914	1,300,728
Income from operations (Note 10)	614,366	567,274	1,106,174	1,005,167
Interest income	(13,523)	(15,978)	(47,275)	(48,027)
Interest expense	1,069	610	2,525	2,792
Other income, net	(93)	(1,300)	(1,411)	(1,605)
Total other income, net	(12,547)	(16,668)	(46,161)	(46,840)
Income before income taxes	626,913	583,942	1,152,335	1,052,007
Income tax expense (Note 4)	145,768	127,208	263,835	237,327
Net income	481,145	456,734	888,500	814,680
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	4,517	6,021	(5,564)	2,555
Foreign currency translation (loss) gain	(1,474)	(17,707)	9,150	(7,266)
Total other comprehensive income (loss), net of tax	3,043	(11,686)	3,586	(4,711)
Comprehensive income	$484,188	$445,048	$892,086	$809,969
Net income per share
Basic	$3.34	$3.01	$6.05	$5.35
Diluted	$3.33	$3.00	$6.04	$5.33
Weighted-average common shares outstanding (Note 9)
Basic	144,076	151,820	146,929	152,307
Diluted	144,289	152,386	147,202	152,924
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013
Stock-based compensation	3	—	8,553	—	—	8,553
Shares issued upon vesting	4	—	—	—	—	—
Shares withheld for taxes	—	—	(237)	—	—	(237)
Repurchases of common stock (Note 8)	(1,666)	(17)	—	(182,974)	—	(182,991)
Excise taxes related to repurchases of common stock	—	—	—	(1,627)	—	(1,627)
Net income	—	—	—	139,203	—	139,203
Total other comprehensive loss	—	—	—	—	(8,435)	(8,435)
Balance, June 30, 2025	148,542	1,485	261,782	2,262,301	(58,089)	2,467,479
Stock-based compensation	2	—	11,336	—	—	11,336
Shares issued upon vesting	126	2	2,226	—	—	2,228
Shares withheld for taxes	—	—	(7,437)	—	—	(7,437)
Repurchases of common stock (Note 8)	(2,580)	(26)	—	(281,971)	—	(281,997)
Excise taxes related to repurchases of common stock	—	—	—	(2,709)	—	(2,709)
Net income	—	—	—	268,152	—	268,152
Total other comprehensive income	—	—	—	—	8,978	8,978
Balance, September 30, 2025	146,090	1,461	267,907	2,245,773	(49,111)	2,466,030
Stock-based compensation	8	—	11,602	—	—	11,602
Shares issued upon vesting	6	—	—	—	—	—
Shares withheld for taxes	—	—	(395)	—	—	(395)
Repurchases of common stock (Note 8)	(3,773)	(38)	—	(348,462)	—	(348,500)
Excise taxes related to repurchases of common stock	—	—	—	(3,471)	—	(3,471)
Net income	—	—	—	481,145	—	481,145
Total other comprehensive income	—	—	—	—	3,043	3,043
Balance, December 31, 2025	142,331	$1,423	$279,114	$2,374,985	$(46,068)	$2,609,454

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$888,500	$814,680
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	57,141	50,911
Amortization on cloud computing arrangements	1,677	1,858
Bad debt expense	3,808	5,294
Deferred tax (benefit) expense	(13,714)	5,791
Stock-based compensation	31,703	28,774
Loss on disposal of assets	990	3,022
Impairment of property and equipment and cloud computing arrangements	127	3,699
Changes in operating assets and liabilities:
Trade accounts receivable, net	(15,262)	(11,809)
Inventories	(138,259)	(105,787)
Prepaid expenses and other current assets	(105,415)	2,502
Income tax receivable	28,929	16,364
Net operating lease assets and lease liabilities	1,828	(2,791)
Other assets	(23,873)	(6,161)
Trade accounts payable	185,956	206,893
Other accrued expenses	54,201	64,307
Income tax payable	118,817	46,781
Other long-term liabilities	8,959	(6,813)
Net cash provided by operating activities	1,086,113	1,117,515
INVESTING ACTIVITIES
Purchases of property and equipment	(67,541)	(69,729)
Proceeds from sale of assets	11	11,168
Net cash used in investing activities	(67,530)	(58,561)
FINANCING ACTIVITIES
Proceeds from issuance of stock	2,228	1,638
Proceeds from exercise of stock options	—	968
Repurchases of common stock	(813,488)	(301,011)
Cash paid for excise taxes related to repurchases of common stock	(5,042)	(3,985)
Cash paid for shares withheld for taxes	(8,069)	(14,248)
Net cash used in financing activities	(824,371)	(316,638)
Effect of foreign currency exchange rates on cash and cash equivalents	3,346	(3,444)
Net change in cash and cash equivalents	197,558	738,872
Cash and cash equivalents at beginning of period	1,889,188	1,502,051
Cash and cash equivalents at end of period	$2,086,746	$2,240,923

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes	$136,879	$182,282
Interest	1,745	1,246
Operating leases	67,353	52,165
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	(5,414)	979
Accrued for asset retirement obligation assets related to leasehold improvements	2,408	1,399
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	7,807	2,406
See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)

NOTE 1. GENERAL

The Company. Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company’s five proprietary brands include the HOKA, UGG, Teva, Koolaburra, and AHNU brands. Refer to the section below entitled “Reportable Operating Segments” for information regarding the phase out of standalone operations for the Koolaburra and AHNU brands, and the prior sale of the Sanuk brand.
The Company sells its products through quality domestic and international retailers and international distributors in its wholesale channel, and directly to global consumers through its Direct-to-Consumer (DTC) channel, which is comprised of an e-commerce and retail store presence. Independent third-party contractors manufacture all of the Company’s products.
Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of December 31, 2025, and for the three and nine months ended December 31, 2025 (current period), and 2024 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of the end of the prior fiscal year, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the 2025 Annual Report.
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable Operating Segments. As of December 31, 2025, the Company’s three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand, Koolaburra brand, and AHNU brand) (collectively, the Company’s reportable operating segments). The Other brands reportable operating segment includes current and historical results of brands previously sold and brands for which standalone operations have been phased out, as discussed below.
Consistent with the Company’s continuous focus on pursuing its most profitable long-term opportunities, management has taken the following strategic actions to streamline its brand portfolio:
•During the second quarter of its current fiscal year, the Company began taking steps to phase out standalone operations for the AHNU brand. The Company closed Ahnu.com as of October 1, 2025, and substantially completed the phase out of the AHNU brand in the wholesale channel during the current period. The Company did not incur material exit costs or obligations associated with this plan.
•During the third quarter of its prior fiscal year, the Company began taking steps to phase out standalone operations for the Koolaburra brand. The Company closed Koolaburra.com as of the end of the prior fiscal year and substantially completed the phase out of the Koolaburra brand in the wholesale channel during the current period. The Company did not incur material exit costs or obligations associated with this plan.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
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
Foreign Currency Translation. The Company considers the US dollar to be its functional currency. The Company’s wholly owned foreign subsidiaries have various assets and liabilities, primarily cash, receivables, and payables, which are denominated in currencies other than its functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are recorded in selling, general, and administrative (SG&A) expenses in the condensed consolidated statements of comprehensive income as incurred. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses recorded in other comprehensive income or loss (OCI), net of tax, in the condensed consolidated statements of comprehensive income.
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
Supplier Finance Program. As of December 31, 2025, and March 31, 2025, the Company had immaterial balances outstanding related to the Supplier Finance Program (SFP) that are presented in trade accounts payable in the condensed consolidated balance sheets. Refer to Note 14, “Supplier Finance Program,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information regarding the SFP.
Recent Accounting Pronouncements. Other than those outlined below, there have been no developments with respect to recently issued accounting standards relative to those disclosed in the 2025 Annual Report, including the expected dates of adoption and impact on disclosures in the Company’s annual consolidated financial statements and interim condensed consolidated financial statements. The adoption of Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, is not expected to have an impact on the Company’s annual consolidated balance sheets, statements of comprehensive income, or cash flows, as it pertains to annual disclosures only.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
Not Yet Adopted. The following is a summary of each ASU that has been issued during the nine months ended December 31, 2025, and is applicable to the Company, but which has not yet been adopted, as well as the planned period of adoption, and the expected impact on the Company upon adoption:

Standard	Description	Planned Period of Adoption	Expected Impact on Adoption
ASU 2025-05 - Measurement of Credit Losses for Accounts Receivable and Contract Assets
This ASU provides a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses on trade accounts receivable and contract assets. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2025. Early adoption is permitted.
		Q1 FY 2027	The Company is currently evaluating the impact of the adoption of this ASU on its annual consolidated financial statements and interim condensed consolidated financial statements.
ASU 2025-06 - Internal-Use Software
This ASU amends recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a more principles-based, probable-to-complete recognition threshold. This ASU is effective on either a retrospective, prospective, or modified prospective basis, for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted.
		Q1 FY 2029	The Company is currently evaluating the impact of the adoption of this ASU on its annual consolidated financial statements and interim condensed consolidated financial statements.
ASU 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
This ASU clarifies and improves certain aspects of hedge accounting, including guidance on the assessment of similar risk exposure for groups of forecasted transactions related to cash flow hedges and other targeted amendments intended to better align hedge accounting with an entity’s risk management activities. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted.
		Q1 FY 2028	The Company is currently evaluating the impact of the adoption of this ASU on its annual consolidated financial statements and interim condensed consolidated financial statements.
ASU 2025-11 - Interim Reporting: Narrow-Scope Improvements
This ASU requires disclosure of events since the most recent annual reporting period that have a material impact on interim results, provides a comprehensive list of required interim disclosures, and clarifies the form and content requirements for interim financial statements. This ASU is effective on either a prospective or retrospective basis for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.
		Q1 FY 2029	The Company is currently evaluating the impact of the adoption of this ASU on disclosures in its interim condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 2. REVENUE RECOGNITION AND BUSINESS CONCENTRATIONS

Disaggregated Revenue. Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s disaggregation of revenue by reportable operating segment.
Channel Concentration. Net sales by channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Wholesale	$864,570	$815,828	$2,553,163	$2,244,263
Direct-to-Consumer	1,092,979	1,011,337	1,799,764	1,719,569
Total	$1,957,549	$1,827,165	$4,352,927	$3,963,832
Geographic Concentration. Net sales by geography was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Domestic	$1,200,889	$1,169,291	$2,541,677	$2,539,057
International	756,660	657,874	1,811,250	1,424,775
Total	$1,957,549	$1,827,165	$4,352,927	$3,963,832
For the three and nine months ended December 31, 2025, and 2024, no single foreign country comprised 10.0% or more of the Company’s total net sales.
Customer Concentration. For the three and nine months ended December 31, 2025, and 2024, no single global customer comprised 10.0% or more of the Company’s total net sales. As of December 31, 2025, the Company has one customer that represents 12.0% of trade accounts receivable, net, compared to one customer that represents 13.6% of trade accounts receivable, net, as of March 31, 2025. Management performs regular evaluations concerning the ability of the Company’s customers to satisfy their obligations to the Company and recognizes an allowance for doubtful accounts based on these evaluations.
Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.
The following tables summarize changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2025	$21,120	$(63,462)
Net additions to sales return liability (1)	66,243	(269,629)
Actual returns	(50,963)	213,633
Balance, December 31, 2025	$36,400	$(119,458)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)

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
Loyalty Programs. Activity related to loyalty programs was as follows:

	Nine Months Ended December 31,
	2025	2024
Beginning balance	$(18,566)	$(17,586)
Redemptions and expirations for loyalty certificates and points recognized in net sales	66,809	45,884
Deferred revenue for loyalty points and certificates issued	(87,347)	(56,363)
Ending balance	$(39,104)	$(28,065)
Deferred Revenue. Activity related to deferred revenue was as follows:

	Nine Months Ended December 31,
	2025	2024
Beginning balance	$(27,305)	$(9,591)
Additions of customer cash payments	(71,472)	(69,422)
Revenue recognized	75,571	60,217
Ending balance	$(23,206)	$(18,796)
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
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 3. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4, “Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s fair value accounting policies.
Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,699,688	$1,699,688	$—	$—
Other current assets:
Designated Derivative Contracts asset	432	—	432	—
Non-Designated Derivative Contracts asset	37	—	37	—
Other assets:
Designated Derivative Contracts asset	111	—	111	—
Non-qualified deferred compensation asset	23,524	23,524	—	—
Total assets measured at fair value	$1,723,792	$1,723,212	$580	$—

Liabilities:
Other accrued expenses:
Designated Derivative Contracts liability	$(5,558)	$—	$(5,558)	$—
Non-qualified deferred compensation liability	(2,082)	(2,082)	—	—
Other long-term liabilities:
Designated Derivative Contracts liability	(235)	—	(235)	—
Non-qualified deferred compensation liability	(30,308)	(30,308)	—	—
Total liabilities measured at fair value	$(38,183)	$(32,390)	$(5,793)	$—

	As of	Measured Using
	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,485,555	$1,485,555	$—	$—
Other current assets:
Designated Derivative Contracts asset	2,163	—	2,163	—
Non-Designated Derivative Contracts asset	75	—	75	—
Other assets:
Non-qualified deferred compensation asset	16,967	16,967	—	—
Total assets measured at fair value	$1,504,760	$1,502,522	$2,238	$—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
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
NOTE 4. INCOME TAXES

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Income tax expense	$145,768	$127,208	$263,835	$237,327
Effective income tax rate	23.3%	21.8%	22.9%	22.6%
The tax provisions during the three and nine months ended December 31, 2025, and 2024, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the current fiscal year, and prior fiscal year, respectively, and were adjusted for discrete items that occurred within the periods presented above.
During the three months ended December 31, 2025, the net change in the effective income tax rate, compared to the prior period, was primarily due to jurisdictional mix of worldwide income before income taxes, as well as non-recurring tax benefits for audit settlements in the prior period and reduced tax benefits from net discrete items, including a change in return-to-provision adjustments and stock-based compensation; partially offset by changes in valuation allowances on tax attributes.
During the nine months ended December 31, 2025, the net change in the effective income tax rate, compared to the prior period, was primarily due to jurisdictional mix of worldwide income before income taxes, as well as reduced tax benefits from net discrete items, including for stock-based compensation and reserve adjustments; partially offset by changes in valuation allowances on tax attributes.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
Changes in Tax Law. The Company has evaluated and is currently monitoring the impact of recent tax law changes on its condensed consolidated financial statements for the following:
•On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (OBBBA), was signed into law. The OBBBA includes, among other provisions, changes to US corporate income tax law, including restoration of accelerated depreciation on capital expenditures, deductible research and development expenses, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in the current fiscal year and others effective in fiscal year ending March 31, 2027. The Company has estimated the tax effects of OBBBA, which did not have a material impact on its condensed consolidated financial statements during the current period, while providing cash tax benefits in the current fiscal year due to accelerated tax deductions.
•Various jurisdictions in which the Company operates have enacted legislation in response to Pillar Two model rules (Pillar Two) that were previously released by the Organization for Economic Co-operation and Development (commonly known as OECD). The impact of the Pillar Two legislation during the current period did not have a material impact on the Company’s condensed consolidated financial statements. The Company will continue to monitor Pillar Two developments and reflect the impact of legislative changes in future periods.
NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases. The Company enters into operating lease contracts, which primarily relate to retail stores, showrooms, offices, and distribution facilities. There were no material changes outside the ordinary course of business during the nine months ended December 31, 2025, to the Company’s operating lease terms disclosed in the 2025 Annual Report.
Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$18,250	$23,814	$119,250	$39,912
Reductions to operating lease assets for reductions to lease liabilities	(11)	(229)	(2,692)	(1,350)
(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as adjustments for tenant improvement allowances. Non-cash additions in the current period predominately include investments in the Company’s global retail store footprint that are in the ordinary course of business.
As of December 31, 2025, operating lease liabilities recorded in the condensed consolidated balance sheets exclude an aggregate of $86,785 of undiscounted minimum lease payments due pursuant to leases signed during the nine months ended December 31, 2025 but not yet commenced, which primarily relate to leases for new retail stores that the Company expects will commence during the first half of calendar year 2027.
Purchase Obligations. Except as noted below, there were no material changes outside the ordinary course of business during the nine months ended December 31, 2025, to the Company’s purchase obligations disclosed in the 2025 Annual Report.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
3PL Agreements. During the nine months ended December 31, 2025, the Company entered into a 3PL service agreement with a non-cancellable minimum commitment of approximately $93,611 payable through March 31, 2029, related to the transition of one of its international 3PLs to a new partner with an upgraded warehouse management system which the Company expects to be operational in the first quarter of its fiscal year ending March 31, 2027 (next fiscal year).
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
Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information about the terms of the 2024 SIP and 2015 SIP.
Annual Stock Awards. The Company granted the following awards during the periods presented:

	Nine Months Ended December 31,
	2025		2024
Award Type	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
RSUs	315,680	$102.83	159,891	$159.73
LTIP PSUs (1)	137,430	103.90	72,213	173.09
(1) The amounts reported reflect achievement of the target performance level under the terms of the applicable LTIP PSUs.
During the nine months ended December 31, 2025, with the exception of the RSU and LTIP PSU awards summarized above, no material additional awards were granted under the 2024 SIP.
Future unrecognized stock-based compensation for RSUs outstanding as of December 31, 2025, is $34,438.
For the LTIP PSUs granted during the current fiscal year, prior fiscal year, and fiscal year ended March 31, 2024, the Company expects to exceed the minimum threshold target performance criteria based on the Company’s current long-range forecast as of December 31, 2025. Future unrecognized stock-based compensation for all LTIP PSUs outstanding as of December 31, 2025, based on the anticipated performance level, is $25,724.
Refer to Note 8, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2025 Annual Report for further information on the Company’s prior grants of stock-based compensation awards.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
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
The Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	December 31, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$311,230	$14,630	$325,860
Fair value recorded in other current assets	432	37	469
Fair value recorded in other assets	111	—	111
Fair value recorded in other accrued expenses	(5,558)	—	(5,558)
Fair value recorded in other long-term liabilities	(235)	—	(235)

	March 31, 2025
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$367,695	$14,018	$381,713
Fair value recorded in other current assets	2,163	75	2,238
Fair value recorded in other accrued expenses	(64)	—	(64)
As of December 31, 2025, five counterparties hold the Company’s outstanding derivative contracts, which are expected to mature in the next 15 months. As of March 31, 2025, five counterparties held the Company’s outstanding derivative contracts.
The following table summarizes changes in unrealized (loss) gain on cash flow hedges included in accumulated other comprehensive loss (AOCL), including the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses that are recorded in OCI in the condensed consolidated statements of comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$(8,497)	$(3,466)	$1,584	$—
Gain (loss) recorded in OCI	1,765	6,575	(19,996)	2,219
Reclassifications from AOCL into net sales	4,192	1,389	12,648	1,161
Income tax (expense) benefit in OCI	(1,440)	(1,943)	1,784	(825)
Ending balance	$(3,980)	$2,555	$(3,980)	$2,555

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of December 31, 2025, the amount of unrealized loss on derivative contracts recorded in AOCL is expected to be reclassified into net sales within the next 15 months. Refer to Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.
Subsequent to December 31, 2025, through January 13, 2026, the Company entered into Designated Derivative Contracts with notional values totaling $31,071, which are expected to mature within the next 15 months and are held by one counterparty.
NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. The Company’s Board of Directors (Board) has approved various authorizations under the Company’s stock repurchase program to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). The Board last approved an authorization of $2,250,000 on May 21, 2025, to repurchase shares of the Company’s common stock under the same conditions as the prior stock repurchase program. As of December 31, 2025, the aggregate remaining approved amount under the stock repurchase program is $1,811,214. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion.
Stock repurchase activity under the stock repurchase program was as follows:

	Nine Months Ended December 31,
	2025	2024
Total number of shares repurchased (1)	8,019,067	2,022,299
Weighted average price per share	$101.44	$148.85
Dollar value of shares repurchased (2) (3)	$813,488	$301,011
(1) All share repurchases were made pursuant to the stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to December 31, 2025, through January 13, 2026, the Company repurchased 381,039 shares at a weighted average price of $104.98 per share for $40,000 and had $1,771,214 remaining authorized under the stock repurchase program.
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	December 31, 2025	March 31, 2025
Unrealized (loss) gain on cash flow hedges	$(3,980)	$1,584
Cumulative foreign currency translation loss	(42,088)	(51,238)
Total	$(46,068)	$(49,654)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
NOTE 9. BASIC AND DILUTED SHARES

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Basic	144,076,000	151,820,000	146,929,000	152,307,000
Dilutive effect of equity awards	213,000	566,000	273,000	617,000
Diluted	144,289,000	152,386,000	147,202,000	152,924,000

Excluded
RSUs	158,000	—	73,000	16,000
LTIP PSUs	350,000	272,000	350,000	292,000
Deferred Non-Employee Director Equity Awards	7,000	1,000	7,000	1,000
Employee Stock Purchase Plan	5,000	3,000	3,000	—
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
For the Three and Nine Months Ended December 31, 2025, and 2024
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
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

Three Months Ended December 31, 2025	HOKA	UGG	Other Brands (5)	Total
Net sales	$628,882	$1,305,475	$23,192	$1,957,549
Less: Cost of sales (1)	274,678	496,554	14,957	786,189
Segment gross profit	354,204	808,921	8,235	1,171,360
Segment gross margin	56.3%	62.0%	35.5%	59.8%
Less: (1)
Payroll and related costs	33,681	45,409	4,586	83,676
Advertising, marketing, and promotion expenses	63,439	96,669	2,288	162,396
Rent and occupancy	11,826	26,677	25	38,528
Depreciation and other related costs (2)	2,273	2,940	6	5,219
Other segment items (3)	26,891	47,297	(2,745)	71,443
Segment SG&A expenses	138,110	218,992	4,160	361,262
Segment income from operations	$216,094	$589,929	$4,075	$810,098
Segment operating margin (4)	34.4%	45.2%	17.6%	41.4%

Three Months Ended December 31, 2024	HOKA	UGG	Other Brands (5)	Total
Net sales	$530,908	$1,244,189	$52,068	$1,827,165
Less: Cost of sales (1)	233,030	460,738	30,774	724,542
Segment gross profit	297,878	783,451	21,294	1,102,623
Segment gross margin	56.1%	63.0%	40.9%	60.3%
Less: (1)
Payroll and related costs	26,003	43,864	4,228	74,095
Advertising, marketing, and promotion expenses	56,396	81,537	6,121	144,054
Rent and occupancy	7,310	25,523	79	32,912
Depreciation and other related costs (2)	1,372	2,505	117	3,994
Other segment items (3)	19,864	41,160	3,385	64,409
Segment SG&A expenses	110,945	194,589	13,930	319,464
Segment income from operations	$186,933	$588,862	$7,364	$783,159
Segment operating margin (4)	35.2%	47.3%	14.1%	42.9%

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)

Nine Months Ended December 31, 2025	HOKA	UGG	Other Brands (5)	Total
Net sales	$1,916,087	$2,330,154	$106,686	$4,352,927
Less: Cost of sales (1)	820,182	960,370	59,287	1,839,839
Segment gross profit	1,095,905	1,369,784	47,399	2,513,088
Segment gross margin	57.2%	58.8%	44.4%	57.7%
Less: (1)
Payroll and related costs	94,625	117,160	13,571	225,356
Advertising, marketing, and promotion expenses	191,008	171,941	13,406	376,355
Rent and occupancy	31,305	62,343	81	93,729
Depreciation and other related costs (2)	5,356	9,014	51	14,421
Other segment items (3)	82,692	93,141	5,759	181,592
Segment SG&A expenses	404,986	453,599	32,868	891,453
Segment income from operations	$690,919	$916,185	$14,531	$1,621,635
Segment operating margin (4)	36.1%	39.3%	13.6%	37.3%

Nine Months Ended December 31, 2024	HOKA	UGG	Other Brands (5)	Total
Net sales	$1,646,982	$2,157,005	$159,845	$3,963,832
Less: Cost of sales (1)	691,678	875,735	90,524	1,657,937
Segment gross profit	955,304	1,281,270	69,321	2,305,895
Segment gross margin	58.0%	59.4%	43.4%	58.2%
Less: (1)
Payroll and related costs	72,088	107,387	13,162	192,637
Advertising, marketing, and promotion expenses	168,275	144,989	20,337	333,601
Rent and occupancy	19,827	57,183	351	77,361
Depreciation and other related costs (2)	3,779	7,393	4,326	15,498
Other segment items (3)	58,923	77,223	10,261	146,407
Segment SG&A expenses	322,892	394,175	48,437	765,504
Segment income from operations	$632,412	$887,095	$20,884	$1,540,391
Segment operating margin (4)	38.4%	41.1%	13.1%	38.9%
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Depreciation and other related costs generally include depreciation of property and equipment, amortization and impairment of intangible assets or other long-lived assets, accretion, and loss on disposal of assets.
(3) Other segment items are comprised of other SG&A expenses, which generally include credit card fees, commissions, materials and supplies, travel, certain 3PL service fees, net bad debt expense, and other miscellaneous expenses.
(4) Operating margin is defined as income from operations divided by net sales.
(5) The Other brands reportable operating segment for the three and nine months ended December 31, 2025 includes financial results for the Koolaburra and AHNU brands through their respective phase out dates. The Other brands reportable operating segment for the nine months ended December 31, 2024 includes financial results for the Sanuk brand through the Sanuk Brand Sale Date. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” for further information regarding the phase out of standalone operations of the Koolaburra and AHNU brands, and the prior sale of the Sanuk brand.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2025, and 2024
(amounts in thousands, except per share and share data)
A reconciliation of reportable segment income from operations to condensed consolidated statements of comprehensive income was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Segment income from operations	$810,098	$783,159	$1,621,635	$1,540,391
Unallocated enterprise and shared brand expenses (1)	(195,732)	(215,885)	(515,461)	(535,224)
Total other income, net	12,547	16,668	46,161	46,840
Consolidated income before income taxes	$626,913	$583,942	$1,152,335	$1,052,007
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
OVERVIEW

We are a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. Our five proprietary brands include HOKA, UGG, Teva, Koolaburra, and AHNU. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on the phase out of standalone operations of the Koolaburra and AHNU brands.
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
FINANCIAL HIGHLIGHTS

Consolidated financial performance highlights for the nine months ended December 31, 2025, compared to the prior period, were as follows:

•Net sales increased 9.8% to $4,352,927.
◦Brand
▪HOKA brand net sales increased 16.3% to $1,916,087.
▪UGG brand net sales increased 8.0% to $2,330,154.
▪Other brands net sales decreased 33.3% to $106,686.
◦Channel
▪Wholesale channel net sales increased 13.8% to $2,553,163.
▪DTC channel net sales increased 4.7% to $1,799,764.
◦Geography
▪Domestic net sales increased 0.1% to $2,541,677.
▪International net sales increased 27.1% to $1,811,250.

•Gross margin decreased 50 basis points to 57.7%.
•SG&A expenses increased 8.2% to $1,406,914.
•Income from operations increased 10.0% to $1,106,174.
•Operating margin remained flat at 25.4%.
•Diluted earnings per share increased 13.3% to $6.04 per share.

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
REPORTABLE OPERATING SEGMENTS OVERVIEW

As of December 31, 2025, our three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands.
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
The Other brands reportable operating segment includes financial results of the Koolaburra and AHNU brands, for which the phase out of standalone operations were substantially completed during the current period, as well as financial results for the Sanuk brand during the prior period through the Sanuk Brand Sale Date. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information.
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
SEASONALITY

Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report and to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report for further information regarding the impacts of seasonality on our business.
RESULTS OF OPERATIONS

Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024. Results of operations were as follows:

	Three Months Ended December 31,
	2025		2024		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$1,957,549	100.0%	$1,827,165	100.0%	$130,384	7.1%
Cost of sales	786,189	40.2	724,542	39.7	(61,647)	(8.5)
Gross profit	1,171,360	59.8	1,102,623	60.3	68,737	6.2
Selling, general, and administrative expenses	556,994	28.5	535,349	29.3	(21,645)	(4.0)
Income from operations	614,366	31.4	567,274	31.0	47,092	8.3
Total other income, net	(12,547)	(0.6)	(16,668)	(1.0)	(4,121)	(24.7)
Income before income taxes	626,913	32.0	583,942	32.0	42,971	7.4
Income tax expense	145,768	7.4	127,208	7.0	(18,560)	(14.6)
Net income	481,145	24.6	456,734	25.0	24,411	5.3
Total other comprehensive income (loss), net of tax	3,043	0.1	(11,686)	(0.6)	14,729	126.0
Comprehensive income	$484,188	24.7%	$445,048	24.4%	$39,140	8.8%
Net income per share
Basic	$3.34		$3.01		$0.33	11.0%
Diluted	$3.33		$3.00		$0.33	11.0%
(1) May not calculate on rounded amounts.

Net Sales. Net sales by brand, channel, and geography were as follows:

	Three Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$359,560	$305,241	$54,319	17.8%
Direct-to-Consumer	269,322	225,667	43,655	19.3
Total	628,882	530,908	97,974	18.5
UGG brand
Wholesale	486,650	467,998	18,652	4.0
Direct-to-Consumer	818,825	776,191	42,634	5.5
Total	1,305,475	1,244,189	61,286	4.9
Other brands (1)
Wholesale	18,360	42,589	(24,229)	(56.9)
Direct-to-Consumer	4,832	9,479	(4,647)	(49.0)
Total	23,192	52,068	(28,876)	(55.5)
Total (1)	$1,957,549	$1,827,165	$130,384	7.1%
Net sales by channel
Total Wholesale	$864,570	$815,828	$48,742	6.0%
Total Direct-to-Consumer	1,092,979	1,011,337	81,642	8.1
Total (1)	$1,957,549	$1,827,165	$130,384	7.1%
Net sales by geography
Domestic	$1,200,889	$1,169,291	$31,598	2.7%
International	756,660	657,874	98,786	15.0
Total (1)	$1,957,549	$1,827,165	$130,384	7.1%
(1) The Other brands reportable operating segment for the three months ended December 31, 2025 includes financial results for the Koolaburra and AHNU brands through their respective phase out dates. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information regarding the phase out of standalone operations of the Koolaburra and AHNU brands.
Total net sales increased primarily due to higher net sales for the HOKA and UGG brands across all channels, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to balanced growth across all channels. Growth was led by international sales, as well as higher domestic sales; collectively driven by our continued marketplace management strategy to meet increased global demand, with consumers adopting key franchises.
•Net sales of the UGG brand increased primarily due to balanced growth across channels and geographies, driven by our continued marketplace management strategy to meet increased global demand for key franchises, including growth within the DTC channel across all regions, in addition to an increase in wholesale channel domestic sales.
•Net sales of the Other brands decreased primarily due to lower US net sales in the wholesale channel driven by the phase out of standalone operations of the Koolaburra brand.

Supplemental Disclosure
•On a constant currency basis, net sales increased by 6.8%, compared to the prior period.
•Comparable DTC channel net sales for the 13 weeks ended December 28, 2025, increased by 7.3%, compared to the prior period.
•We experienced an increase of 4.8% in the total volume of units sold to 26,100 from 24,900, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits. Percentages may not calculate on rounded units.
Gross Profit. Gross margin decreased to 59.8% from 60.3%, compared to the prior period, primarily due to incremental tariffs on US goods net of cost sharing arrangements and higher promotional activity compared to exceptionally low levels in the prior period; partially offset by benefits from strategic price increases, product mix shifts, and lower freight-related costs.
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased advertising, marketing, and promotion expenses of approximately $18,300, primarily due to higher promotional marketing expenses for the UGG and HOKA brands of approximately $22,100 to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing; partially offset by lower promotional marketing expenses for Other brands of approximately $3,800 driven by the phase out of standalone operations of the Koolaburra brand.
•Increased other SG&A expenses of approximately $14,500, primarily due to higher sales commissions, IT expenses, 3PL service fees, credit card fees, and other miscellaneous expenses; partially offset by lower bad debt expenses. The increase in other SG&A expenses was comprised of approximately $7,500 of unallocated enterprise and shared brand expenses and approximately $7,000 of expenses specific to our brands, primarily for the HOKA and UGG brands.
•Increased rent and occupancy of approximately $6,300, primarily due to higher rent expenses for investments in our global retail store footprint.
•Decreased net foreign currency-related remeasurement losses of approximately $16,100, primarily due to more favorable changes in European, Asian, and Canadian exchange rates against the US dollar.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$216,094	$186,933	$29,161	15.6%
UGG brand	589,929	588,862	1,067	0.2
Other brands (1)	4,075	7,364	(3,289)	(44.7)
Unallocated enterprise and shared brand expenses (2)	(195,732)	(215,885)	20,153	9.3
Total	$614,366	$567,274	$47,092	8.3%
(1) The Other brands reportable operating segment for the three months ended December 31, 2025 includes financial results for the Koolaburra and AHNU brands through their respective phase out dates. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information regarding the phase out of standalone operations of the Koolaburra and AHNU brands.

(2) The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by slightly lower gross margins. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of HOKA brand was due to higher net sales at slightly higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales driven by payroll and related costs, rent and occupancy, and other SG&A expenses, as well as advertising, marketing, and promotion expenses.
•The decrease in unallocated enterprise and shared brand expenses was primarily due to higher net foreign currency-related remeasurement gains and payroll efficiencies for our owned warehouses and DCs, partially offset by higher other SG&A expenses primarily due to legal expenses, IT expenses, 3PL service fees, and other miscellaneous expenses.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended December 31,
	2025	2024
Income tax expense	$145,768	$127,208
Effective income tax rate	23.3%	21.8%
The net increase in our effective income tax rate, compared to the prior period, was primarily due to jurisdictional mix of worldwide income before income taxes, as well as non-recurring tax benefits for audit settlements in the prior period and reduced tax benefits from net discrete items, including a change in return-to-provision adjustments and stock-based compensation; partially offset by changes in valuation allowances on tax attributes.
Net Income. The increase in net income, compared to the prior period, was due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes in the net asset position against Asian and European foreign currency exchange rates, partially offset by higher unrealized losses on derivative contracts.

Nine Months Ended December 31, 2025, Compared to Nine Months Ended December 31, 2024. Results of operations were as follows:

	Nine Months Ended December 31,
	2025		2024		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$4,352,927	100.0%	$3,963,832	100.0%	$389,095	9.8%
Cost of sales	1,839,839	42.3	1,657,937	41.8	(181,902)	(11.0)
Gross profit	2,513,088	57.7	2,305,895	58.2	207,193	9.0
Selling, general, and administrative expenses	1,406,914	32.3	1,300,728	32.8	(106,186)	(8.2)
Income from operations	1,106,174	25.4	1,005,167	25.4	101,007	10.0
Total other income, net	(46,161)	(1.1)	(46,840)	(1.1)	(679)	(1.4)
Income before income taxes	1,152,335	26.5	1,052,007	26.5	100,328	9.5
Income tax expense	263,835	6.1	237,327	5.9	(26,508)	(11.2)
Net income	888,500	20.4	814,680	20.6	73,820	9.1
Total other comprehensive income (loss), net of tax	3,586	0.1	(4,711)	(0.2)	8,297	176.1
Comprehensive income	$892,086	20.5%	$809,969	20.4%	$82,117	10.1%
Net income per share
Basic	$6.05		$5.35		$0.70	13.1%
Diluted	$6.04		$5.33		$0.71	13.3%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Nine Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$1,202,657	$1,000,317	$202,340	20.2%
Direct-to-Consumer	713,430	646,665	66,765	10.3
Total	1,916,087	1,646,982	269,105	16.3
UGG brand
Wholesale	1,273,071	1,122,952	150,119	13.4
Direct-to-Consumer	1,057,083	1,034,053	23,030	2.2
Total	2,330,154	2,157,005	173,149	8.0
Other brands (1)
Wholesale	77,435	120,994	(43,559)	(36.0)
Direct-to-Consumer	29,251	38,851	(9,600)	(24.7)
Total	106,686	159,845	(53,159)	(33.3)
Total (1)	$4,352,927	$3,963,832	$389,095	9.8%

	Nine Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net sales by channel
Total Wholesale	$2,553,163	$2,244,263	$308,900	13.8%
Total Direct-to-Consumer	1,799,764	1,719,569	80,195	4.7
Total (1)	$4,352,927	$3,963,832	$389,095	9.8%
Net sales by geography
Domestic	$2,541,677	$2,539,057	$2,620	0.1%
International	1,811,250	1,424,775	386,475	27.1
Total (1)	$4,352,927	$3,963,832	$389,095	9.8%
(1) The Other brands reportable operating segment for the nine months ended December 31, 2025 includes financial results for the Koolaburra and AHNU brands through their respective phase out dates. The Other brands reportable operating segment for the nine months ended December 31, 2024 includes financial results for the Sanuk brand through the Sanuk Brand Sale Date. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information regarding the phase out of standalone operations of the Koolaburra and AHNU brands, and the prior sale of the Sanuk brand.
Total net sales increased primarily due to higher net sales for the HOKA and UGG brands across all channels, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to international sales growth across all channels, driven by our continued marketplace management strategy to meet increased global demand, with consumers adopting key franchises.
•Net sales of the UGG brand increased primarily due to higher global net sales growth across all channels. Growth was led by international sales as a result of increased demand for key franchises, in addition to an increase in wholesale channel domestic sales.
•Net sales of the Other brands decreased primarily due to lower US net sales in the wholesale channel driven by the phase out of standalone operations of the Koolaburra brand and the sale of the Sanuk brand in August 2024.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 9.3% compared to the prior period.
•Comparable DTC channel net sales for the 39 weeks ended December 28, 2025, increased by 3.5%, compared to the prior period.
•We experienced an increase of 7.6% in the total volume of units sold to 63,400 from 58,900, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits. Percentages may not calculate on rounded units.
•As of December 31, 2025, we have a total of 205 global Company-owned retail stores (including 144 UGG brand retail stores and 61 HOKA brand retail stores).
Gross Profit. Gross margin decreased to 57.7% from 58.2% compared to the prior period, primarily due to incremental tariffs on US goods net of cost‑sharing arrangements, higher promotional activity compared to exceptionally low levels in the prior period, and slightly unfavorable channel mix; partially offset by benefits from strategic price increases, product mix shifts, and lower freight-related costs.

Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased advertising, marketing, and promotion expenses of approximately $42,800, primarily due to higher promotional marketing expenses for the UGG and HOKA brands of approximately $49,700 to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing; partially offset by lower promotional marketing expenses for Other brands of approximately $6,900 driven by the phase-out of standalone operations of the Koolaburra brand.
•Increased other SG&A expenses of approximately $39,100, primarily due to higher sales commissions, IT expenses, 3PL service fees, project-related expenses, and other miscellaneous expenses. The increase in other SG&A expenses was comprised of approximately $35,200 of expenses specific to our brands, primarily for the HOKA and UGG brands, and approximately $3,900 of unallocated enterprise and shared brand expenses.
•Increased rent and occupancy of approximately $24,600, primarily due to higher rent expenses for investments in our global retail store footprint, as well as higher operating expenses for our owned warehouses and DCs. The increase in rent and occupancy was comprised of approximately $16,400 of expenses specific to our brands, and approximately $8,200 for unallocated enterprise and shared brand expenses.
•Increased payroll and related costs of approximately $15,900, primarily due to higher headcount investments in talent in the HOKA and UGG brands along with unallocated enterprise and shared brand expenses, partially offset by payroll efficiencies in our owned warehouses and DCs. The increase in payroll and related costs was comprised of approximately $32,700 of expenses specific to our brands, partially offset by approximately $16,800 of lower unallocated enterprise and shared brand expenses.
•Increased net foreign currency-related remeasurement gains of approximately $15,200, primarily due to more favorable changes in European and Canadian exchange rates against the US dollar.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Nine Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$690,919	$632,412	$58,507	9.3%
UGG brand	916,185	887,095	29,090	3.3
Other brands (1)	14,531	20,884	(6,353)	(30.4)
Unallocated enterprise and shared brand expenses (2)	(515,461)	(535,224)	19,763	3.7
Total	$1,106,174	$1,005,167	$101,007	10.0%
(1) The Other brands reportable operating segment for the nine months ended December 31, 2025 includes financial results for the Koolaburra and AHNU brands through their respective phase out dates. The Other brands reportable operating segment for the nine months ended December 31, 2024 includes financial results for the Sanuk brand through the Sanuk Brand Sale Date. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information regarding the phase out of standalone operations of the Koolaburra and AHNU brands, and the prior sale of the Sanuk brand.
(2) The change in reportable operating segments had an impact on segment income from operations, a measure of segment profitability, and a clarification was made that certain prior unallocated overhead costs are defined as unallocated enterprise and shared brand expenses and are excluded from the measure of segment profitability.

The increase in total income from operations, compared to the prior period, was primarily due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by slightly lower gross margins. Drivers of significant net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of the HOKA brand was due to higher net sales, partially offset by lower gross margins, as well as higher SG&A expenses as a percentage of net sales driven by other SG&A expenses, payroll and related costs, and rent and occupancy, as well as advertising, marketing and promotional expenses.
•The increase in income from operations of the UGG brand was due to higher net sales, partially offset by lower gross margins, as well as higher SG&A expenses as a percentage of net sales primarily driven by advertising, marketing, and promotion expenses as well as other SG&A expenses.
•The decrease in unallocated enterprise and shared brand expenses was primarily due to payroll efficiencies for our owned warehouses and DCs and higher net foreign currency-related remeasurement gains, partially offset by higher rent and occupancy for our owned warehouses and DCs, as well as higher other SG&A expenses primarily due to 3PL service fees, IT expenses, and other miscellaneous expenses.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Nine Months Ended December 31,
	2025	2024
Income tax expense	$263,835	$237,327
Effective income tax rate	22.9%	22.6%
The net increase in our effective income tax rate, compared to the prior period, was primarily due to jurisdictional mix of worldwide income before income taxes, as well as reduced tax benefits from net discrete items, including for stock-based compensation and reserve adjustments; partially offset by changes in valuation allowances on tax attributes.
Net Income. The increase in net income, compared to the prior period, was due to higher net sales and lower SG&A expenses as a percentage of net sales, partially offset by lower gross margins. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher foreign currency translation gains relating to changes in the net asset position against European and Asian foreign currency exchange rates, partially offset by higher unrealized losses on derivative contracts.
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

Cash and Cash Equivalents. As of December 31, 2025, and March 31, 2025, our cash and cash equivalents balance is $2,086,746 and $1,889,188, respectively, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions. We believe our cash and cash equivalents balances, cash provided by operating activities, and available borrowing capacity under our revolving credit facilities, will provide sufficient liquidity to enable us to meet our working capital requirements and contractual obligations for at least the next 12 months and will be sufficient to allow us to pursue our business strategies and plans. However, there can be no assurance that sufficient capital will continue to be available or that it will be available on terms acceptable to us.
Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to or interpretations of global tax law and regulations, and our actual earnings in future periods. During the nine months ended December 31, 2025, and 2024, no cash and cash equivalents were repatriated from a foreign subsidiary that were subject to income taxes. As of December 31, 2025, and March 31, 2025, we have $562,748 and $481,836, respectively, of cash and cash equivalents held by foreign subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. We continue to evaluate our cash repatriation strategy and currently anticipate repatriating current and future unremitted earnings of non-US subsidiaries to the extent they have been subject to US income tax if such cash is not required to fund ongoing foreign operations. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2025 Annual Report for further information regarding our cash repatriation strategy.
Revolving Credit Facilities. Information about our revolving credit facilities available as of December 31, 2025, is as follows:
•Primary Credit Facility. During the nine months ended December 31, 2025, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2025 Annual Report.
•China Credit Facility. During the nine months ended December 31, 2025, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2025 Annual Report.
•Debt Covenants. As of December 31, 2025, we are in compliance with all financial covenants under our revolving credit facilities.
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
3PL Agreements. During the nine months ended December 31, 2025, we entered into a 3PL service agreement with a non-cancellable minimum commitment of approximately $93,611 payable through March 31, 2029, related to the transition of one of our international 3PLs to a new partner with an upgraded warehouse management system which we expect to be operational in the first quarter of our next fiscal year.
Operating Lease Obligations. During the nine months ended December 31, 2025, we entered into various operating leases agreements in the ordinary course of business to continue the investment in our global retail store footprint, which are recorded on a discounted basis in our condensed consolidated financial statements. Refer to Note 5, "Commitment and Contingencies," of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our operating lease obligations.

Contractual Obligations and Capital Expenditures. Except for the above, as of December 31, 2025, there were no material changes outside the ordinary course of business to the contractual obligations or capital expenditures as disclosed in the sections titled “Contractual Obligations” and “Capital Expenditures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report.
Stock Repurchase Program. As of December 31, 2025, the aggregate remaining approved amount under our stock repurchase program is $1,811,214. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.
Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program and capital allocation strategy.
CASH FLOWS

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$1,086,113	$1,117,515	$(31,402)	(2.8)%
Net cash used in investing activities	(67,530)	(58,561)	(8,969)	(15.3)
Net cash used in financing activities	(824,371)	(316,638)	(507,733)	(160.4)
Effect of foreign currency exchange rates on cash and cash equivalents	3,346	(3,444)	6,790	197.2
Net change in cash and cash equivalents	$197,558	$738,872	$(541,314)	(73.3)%
Operating Activities. Our primary source of liquidity was net cash provided by operating activities, which was driven by our net income after non-cash adjustments and changes in operating assets and liabilities.
The decrease in net cash provided by operating activities during the nine months ended December 31, 2025, compared to the prior period, was due to $87,605 of unfavorable changes in operating assets and liabilities partially offset by $56,203 of favorable net income after non-cash adjustments. Changes in operating assets and liabilities were primarily due to unfavorable impacts from (1) timing of derivative contract cash settlements recorded to prepaid expenses and other current assets; (2) higher cost and earlier purchases of inventory to support elevated demand for our products, particularly in international regions, as well as the transition to our European 3PL; (3) net trade accounts payable from timing of receipts of goods and services and related disbursements, including freight; and (4) deposits for new retail stores recorded in other assets; partially offset by favorable impacts from (5) timing of tax payments and receipts.
Investing Activities. The change in net cash used in investing activities during the nine months ended December 31, 2025, compared to the prior period, was primarily due to cash proceeds from the sale of assets during the prior period.
Financing Activities. The increase in net cash used in financing activities during the nine months ended December 31, 2025, compared to the prior period, was due to a higher dollar value of stock repurchases, inclusive of excise taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic factors, including changes in tariff rates, inflation, foreign currency exchange rate volatility, changes in interest rates, changes in commodity pricing, changes in consumer discretionary spending, and recessionary concerns, on our business and operations. Although the full impact of these factors is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations and liquidity. Refer to the sections titled “Use of Estimates” and “Recent Accounting Pronouncements” within Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information regarding applicable key estimates and assumptions, as well as the expected impact of recent accounting pronouncements.
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
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our PEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2025.
INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended December 31, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors (Board) has approved various authorizations under our stock repurchase program to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an authorization of $2,250,000 on May 21, 2025, to repurchase shares of our common stock under the same conditions as the prior stock repurchase program.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. The credit agreements governing our revolving credit facilities allow us to make stock repurchases under this program, so long as we do not exceed certain leverage ratios. As of December 31, 2025, we have not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.
Stock repurchase activity under our stock repurchase program during the three months ended December 31, 2025, was as follows:

	Total Number of Shares Repurchased (1) (2)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (2)
October 1 - October 31, 2025	1,530,607	$93.76	$143,502	$2,016,212
November 1 - November 30, 2025	1,145,685	82.92	94,999	1,921,213
December 1 - December 31, 2025	1,097,179	100.26	109,999	1,811,214
Total	3,773,471	92.36	$348,500	1,811,214
(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to December 31, 2025, through January 13, 2026, we repurchased 381,039 shares at a weighted average price of $104.98 per share for $40,000 and had $1,771,214 remaining authorized under our stock repurchase program.
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
During the three months ended December 31, 2025, no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.

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
**32.1
Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

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
Date: February 3, 2026