Form 10-Q
period 2026-06-30
DECKERS OUTDOOR CORP
filed 2026-07-30
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on July 9, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 136,414,227.

Table of Contents                                          1
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Table of Contents                                          2
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2026 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section
27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended
(Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,”
“intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions.
Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report contain forward-looking statements relating to, among other things:
•global geopolitical conflicts, instability, and uncertainty, including the resulting impact on our supply chain;
•United States (US) and international trade policies, tariffs and retaliatory measures, including the impact of tariffs and tariff refunds on our results of operations and liquidity;
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
•the impact of our efforts to continue to advance sustainable and socially conscious business operations, and our ability to meet the expectations of our investors and other stakeholders with respect to our environmental, social, and governance practices;
•the effects of climate change, natural disasters, and public health issues, and the resulting impact on our business and our customers, consumers, suppliers, and business partners;
•security breach or other disruption to our information technology (IT) systems, or those of our vendors;
•our ability to effectively utilize and implement technological advancements, including artificial intelligence, and risks associated with third-party service providers and interconnected systems;
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
Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-
looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part II, Item 1A, “Risk Factors,” and Part I, Item 2,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC), which are available free of charge on the SEC’s website at
www.sec.gov and our website at ir.deckers.com. You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock
Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.
Table of Contents                                          3
PART I. FINANCIAL INFORMATION
References within this Quarterly Report to “Deckers,” “we,” “our,” “us,” “management,” or the “Company” refer to
Deckers Outdoor Corporation, together with its consolidated subsidiaries. HOKA® (HOKA), UGG® (UGG), and
Teva® (Teva) are some of our trademarks. Other trademarks or trade names appearing elsewhere within this
Quarterly Report are the property of their respective owners. The trademarks and trade names within this Quarterly
Report are referred to without the ® and ™ symbols, but such references should not be construed as any indication that their respective owners will not assert their rights to the fullest extent under applicable law.
Unless otherwise indicated, all figures herein are expressed in thousands, except for per share data. References to
“domestic” refer to our business and operations in the US.
Table of Contents                                          4

ITEM 1. FINANCIAL STATEMENTS
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	June 30, 2026	March 31, 2026
ASSETS		(AUDITED)
Cash and cash equivalents	$1,602,589	$1,907,249
Trade accounts receivable, net of allowances ($28,669 and $38,198 as of June 30, 2026, and March 31, 2026, respectively) (Note 2)	378,348	318,978
Inventories	807,580	487,018
Prepaid expenses	61,372	53,236
Other current assets	67,940	82,114
Income tax receivable	4,200	1,825
Total current assets	2,922,029	2,850,420
Property and equipment, net of accumulated depreciation ($473,151 and $457,173 as of June 30, 2026, and March 31, 2026, respectively)	337,750	337,782
Operating lease assets	432,484	335,098
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($20,849 and $20,968 as of June 30, 2026, and March 31, 2026, respectively)	15,635	15,643
Deferred tax assets, net	67,295	68,501
Other assets	79,438	66,331
Total assets	$3,868,621	$3,687,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$726,407	$384,529
Accrued payroll	57,325	119,597
Operating lease liabilities (Note 5)	73,358	83,931
Other accrued expenses	146,713	171,173
Income tax payable	57,294	36,475
Value added tax payable	2,534	8,369
Total current liabilities	1,063,631	804,074
Long-term operating lease liabilities (Note 5)	398,976	291,263
Income tax liability	28,234	26,313
Other long-term liabilities	76,098	66,477
Total long-term liabilities	503,308	384,053
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 136,725 and 139,978 shares issued and outstanding as of June 30, 2026, and March 31, 2026, respectively)	1,367	1,400
Additional paid-in capital	298,049	287,795
Retained earnings	2,034,898	2,246,362
Accumulated other comprehensive loss (Note 8)	(32,632)	(35,919)
Total stockholders’ equity	2,301,682	2,499,638
Total liabilities and stockholders’ equity	$3,868,621	$3,687,765
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          5
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Net sales (Note 2 and Note 10)	$1,019,531	$964,538
Cost of sales	444,368	426,632
Gross profit	575,163	537,906
Selling, general, and administrative expenses (Note 10)	419,862	372,619
Income from operations (Note 10)	155,301	165,287
Interest income	(15,868)	(18,696)
Interest expense	2,227	935
Other income, net	(108)	(18)
Total other income, net	(13,749)	(17,779)
Income before income taxes	169,050	183,066
Income tax expense (Note 4)	39,078	43,863
Net income	129,972	139,203
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	2,778	(20,209)
Foreign currency translation gain	509	11,774
Total other comprehensive income (loss), net of tax	3,287	(8,435)
Comprehensive income	$133,259	$130,768
Net income per share
Basic	$0.94	$0.93
Diluted	$0.94	$0.93
Weighted-average common shares outstanding (Note 9)
Basic	138,263	149,344
Diluted	138,559	149,635
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          6
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2026	139,978	$1,400	$287,795	$2,246,362	$(35,919)	$2,499,638
Stock-based compensation	4	—	10,545	—	—	10,545
Shares issued upon vesting	1	—	—	—	—	—
Shares withheld for taxes	—	—	(291)	—	—	(291)
Repurchases of common stock (Note 8)	(3,258)	(33)	—	(338,153)	—	(338,186)
Excise taxes related to repurchases of common stock	—	—	—	(3,283)	—	(3,283)
Net income	—	—	—	129,972	—	129,972
Total other comprehensive income	—	—	—	—	3,287	3,287
Balance, June 30, 2026	136,725	$1,367	$298,049	$2,034,898	$(32,632)	$2,301,682

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013
Stock-based compensation	3	—	8,553	—	—	8,553
Shares issued upon vesting	4	—	—	—	—	—
Shares withheld for taxes	—	—	(237)	—	—	(237)
Repurchases of common stock (Note 8)	(1,666)	(17)	—	(182,974)	—	(182,991)
Excise taxes related to repurchases of common stock	—	—	—	(1,627)	—	(1,627)
Net income	—	—	—	139,203	—	139,203
Total other comprehensive loss	—	—	—	—	(8,435)	(8,435)
Balance, June 30, 2025	148,542	$1,485	$261,782	$2,262,301	$(58,089)	$2,467,479
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          7
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$129,972	$139,203
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	17,713	19,424
Amortization on cloud computing arrangements	559	556
Bad debt (benefit) expense	(4,788)	597
Deferred tax expense (benefit)	470	(713)
Stock-based compensation	10,741	8,739
Loss on disposal of assets	82	22
Changes in operating assets and liabilities:
Trade accounts receivable, net	(54,582)	(44,199)
Inventories	(320,562)	(354,125)
Prepaid expenses and other current assets	9,572	(8,817)
Income tax receivable	(2,375)	21,254
Net operating lease assets and lease liabilities	(248)	1,925
Other assets	(13,542)	(8,438)
Trade accounts payable	341,579	314,845
Other accrued expenses	(96,344)	(66,301)
Income tax payable	20,819	(565)
Other long-term liabilities	8,838	12,739
Net cash provided by operating activities	47,904	36,146
INVESTING ACTIVITIES
Purchases of property and equipment	(15,222)	(23,940)
Proceeds from sale of assets	9	11
Net cash used in investing activities	(15,213)	(23,929)
FINANCING ACTIVITIES
Repurchases of common stock	(338,186)	(182,991)
Cash paid for shares withheld for taxes	(291)	(237)
Net cash used in financing activities	(338,477)	(183,228)
Effect of foreign currency exchange rates on cash and cash equivalents	1,126	2,239
Net change in cash and cash equivalents	(304,660)	(168,772)
Cash and cash equivalents at beginning of period	1,907,249	1,889,188
Cash and cash equivalents at end of period	$1,602,589	$1,720,416
Table of Contents                                          8
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Three Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds	$19,011	$16,923
Interest	1,407	780
Operating leases	27,380	20,437
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	291	80
Accrued for asset retirement obligation assets related to leasehold improvements	2,315	214
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	3,283	1,627
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          9
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 1. General

The Company. Deckers Outdoor Corporation and its consolidated subsidiaries (collectively, the Company) is a global leader in designing, marketing, and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high-performance activities. The Company markets its products primarily under three proprietary brands: HOKA, UGG, and Teva.
The Company’s brands compete across the fashion and casual lifestyle, performance, running, and outdoor markets. The Company sells its products through quality domestic and international retailers and international distributors in its wholesale channel, and directly to global consumers through its Direct-to-Consumer (DTC)
channel, which is comprised of an e-commerce and retail store presence. Management seeks to differentiate the
Company’s brands and products by offering diverse lines that emphasize fashion, performance, authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups.
Independent third-party contractors manufacture all of the Company’s products (independent manufacturers).
Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of June 30, 2026, and for the three months ended June 30, 2026 (current period), and 2025 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of
Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2026, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (prior fiscal year), which was filed with the SEC on May 22, 2026 (2026 Annual Report).
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable Operating Segments. As of June 30, 2026, the Company’s three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the Teva brand)
(collectively, the Company’s reportable operating segments). The Other brands reportable operating segment includes historical results of brands for which standalone operations have been phased out in the prior fiscal year as described in Note 1, “General,” within the section titled “Reportable Operating Segments” in the Company’s consolidated financial statements in Part IV of the 2026 Annual Report.
Refer to Note 10, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.
Use of Estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported.
Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic and geopolitical factors on its business and results of operations, including inflationary pressures, increased tariffs, the potential for refunds of previously paid tariffs, rising supply chain costs, high interest rates, foreign currency exchange rate volatility, escalating global conflicts, changes in discretionary spending, and recession risks. Although the full impact of these factors, including the amount, timing, and realization of any tariff refunds, is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date.
Table of Contents                                          10
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. Refer to Note 1, “General,” in the
Company’s consolidated financial statements in Part IV of the 2026 Annual Report for further information on the significant areas requiring the use of management estimates and assumptions.
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
Seasonality. A significant part of the UGG brand’s business has historically been seasonal, with the highest percentage of net sales occurring in the third fiscal quarter, which has contributed to variation in results of operations from quarter to quarter. However, as the HOKA brand’s net sales have increased as a percentage of aggregate net sales, the impacts of seasonality have been partially mitigated as HOKA brand sales are generally more evenly distributed throughout the fiscal year. However, quarterly results may fluctuate based on, among other things, the timing of product launches, customer demand, inventory management decisions, and the timing of product shipments, including impacts from changes in third-party logistics providers and other distribution network initiatives. This trend is expected to continue. In addition, the Company has further mitigated the impacts of seasonality by diversifying and expanding its year-round product offerings across its brands.
Recent Accounting Pronouncements. Other than outlined below, there have been no developments with respect to recently issued accounting standards (ASUs) relative to those disclosed in the 2026 Annual Report, including the expected dates of adoption and impact on disclosures in the Company’s annual consolidated financial statements and interim condensed consolidated financial statements.

Standard	Description	Impact on Adoption
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
Early adoption is permitted.

The ASU was effective for the Company as of
April 1, 2026, but the Company did not elect
the practical expedient, as such, this ASU did
not impact the Company’s interim condensed
consolidated financial statements.

Table of Contents                                          11
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 2. Revenue Recognition and Business Concentrations

Disaggregated Revenue. Refer to Note 10, “Reportable Operating Segments,” for further information on the
Company’s disaggregation of revenue by reportable operating segments.
Channel Concentration. Net sales by channel were as follows:

	Three Months Ended June 30,
	2026	2025
Wholesale	$666,714	$652,364
Direct-to-Consumer	352,817	312,174
Total	$1,019,531	$964,538
Geographic Concentration. Net sales by geography were as follows:

	Three Months Ended June 30,
	2026	2025
Domestic	$517,428	$501,258
International	502,103	463,280
Total	$1,019,531	$964,538
Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.
The following tables summarize changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2026	$27,729	$(80,055)
Net additions to sales return liability (1)	7,415	(39,046)
Actual returns	(16,619)	60,420
Balance, June 30, 2026	$18,525	$(58,681)

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2025	$21,120	$(63,462)
Net additions to sales return liability (1)	7,369	(40,888)
Actual returns	(13,556)	55,508
Balance, June 30, 2025	$14,933	$(48,842)
(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.
Table of Contents                                          12
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.
Loyalty Programs. Activity related to loyalty programs was as follows:

	Three Months Ended June 30,
	2026	2025
Beginning balance	$(21,000)	$(18,566)
Redemptions and expirations for loyalty certificates and points recognized in net sales	6,066	4,994
Deferred revenue for loyalty points and certificates issued	(4,982)	(4,205)
Ending balance	$(19,916)	$(17,777)
Deferred Revenue. Activity related to deferred revenue was as follows:

	Three Months Ended June 30,
	2026	2025
Beginning balance	$(30,139)	$(27,305)
Additions of customer cash payments	(28,424)	(27,176)
Revenue recognized	29,029	25,573
Ending balance	$(29,534)	$(28,908)
Refer to Note 2, “Revenue Recognition and Business Concentrations,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual Report for further information on the Company’s variable consideration accounting policies, including sales return asset and liability, as well as contract liabilities.
Note 3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Refer to Note 4,
“Fair Value Measurements,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual
Report for further information on the Company’s fair value accounting policies.
Assets and liabilities that are measured on a recurring basis at fair value in the condensed consolidated balance sheets are as follows:

	As of	Measured Using
	June 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,108,291	$1,108,291	$—	$—
Other current assets:
Designated Derivative Contracts asset	10,977	—	10,977	—
Other assets:
Non-qualified deferred compensation asset	27,483	27,483	—	—
Total assets measured at fair value	$1,146,751	$1,135,774	$10,977	$—
Table of Contents                                          13
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)

	As of	Measured Using
	June 30, 2026	Level 1	Level 2	Level 3
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(2,696)	$(2,696)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(36,626)	(36,626)	—	—
Total liabilities measured at fair value	$(39,322)	$(39,322)	$—	$—

	As of	Measured Using
	March 31, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$1,462,683	$1,462,683	$—	$—
Other current assets:
Designated Derivative Contracts asset	7,316	—	7,316	—
Non-Designated Derivative Contracts asset	370	—	370	—
Other assets:
Non-qualified deferred compensation asset	22,845	22,845	—	—
Total assets measured at fair value	$1,493,214	$1,485,528	$7,686	$—
Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(2,407)	$(2,407)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(29,291)	(29,291)	—	—
Total liabilities measured at fair value	$(31,698)	$(31,698)	$—	$—
The fair value of Designated Derivative Contracts and Non-Designated Derivative Contracts is determined by using quoted market prices of the same or similar instruments, including spot and forward currency exchange rates, adjusted for counterparty exposure and the Company’s own credit risk, if any. Refer to Note 7, “Derivative
Instruments,” for further information, including the definition of the terms Designated Derivative Contracts and Non-
Designated Derivative Contracts.
Table of Contents                                          14
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,
	2026	2025
Income tax expense	$39,078	$43,863
Effective income tax rate	23.1%	24.0%
The tax provisions during the three months ended June 30, 2026, and 2025, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the current fiscal year ending March 31, 2027 (current fiscal year), and prior fiscal year, respectively, and were adjusted for discrete items that occurred within the periods presented above.
During the three months ended June 30, 2026, the net change in the effective income tax rate, compared to the prior period, was primarily due to non-recurring discrete tax expense for unrecognized tax benefits in the prior period and changes in jurisdictional mix of worldwide income before taxes.
Note 5. Leases

The Company enters into operating lease contracts, which primarily relate to retail stores, showrooms, offices, and distribution facilities. There were no material changes outside the ordinary course of business during the three months ended June 30, 2026, to the Company’s operating lease terms disclosed in the 2026 Annual Report.
Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases was as follows:

	Three Months Ended June 30,
	2026	2025
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$120,130	$45,271
Reductions to operating lease assets for reductions to lease liabilities	(157)	(2,652)
(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as adjustments for tenant improvement allowances. Non-cash additions in the current period are primarily the result of a lease extension for a warehouse and DC, as well as continued investments in the Company’s global retail store footprint and showrooms.
Note 6. Commitments and Contingencies

Purchase Obligations. There were no material changes outside the ordinary course of business during the three months ended June 30, 2026, to the Company’s purchase obligations disclosed in the 2026 Annual Report.
Contingencies. Except as noted below, there were no material changes outside the ordinary course of business during the three months ended June 30, 2026, to the Company’s contingencies disclosed in Note 8, “Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual Report.
Tariff Refunds. In February 2026, the US Supreme Court invalidated tariffs imposed under the International
Emergency Economic Power Act (IEEPA). In March 2026, the US Court of International Trade subsequently issued an order directing US Customs and Border Protection (CBP) to refund IEEPA tariffs that were previously collected.
In April 2026, CBP released the Consolidated Administration and Processing Entries (CAPE) functionality to facilitate a phased approach to process IEEPA tariff refunds. Subsequent to June 30, 2026, the Company began
Table of Contents                                          15
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
filing for refunds of previously paid IEEPA tariffs pursuant to the CAPE Phase 2 administrative refund process announced in June 2026.
The Company previously paid an aggregate gross amount of approximately $120,000 in IEEPA tariffs. The net effect that any tariff refunds may have on the Company’s condensed consolidated financial statements may be less than the gross amount of IEEPA tariffs as a result of a number of factors, including accommodations provided under cost-
sharing arrangements with independent manufacturers, income taxes payable on refunds received, and other relevant factors. In addition, the amount and timing of receipt of refunds are subject to uncertainty as a result of potential changes in the CBP claims process, and further legal challenges to current and proposed tariff regimes.
The Company will apply a gain contingency model in accordance with Accounting Standards Codification Topic 450,
Contingencies, to account for potential refunds of previously paid tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable. If tariff refunds are ultimately received or otherwise become realizable, the Company will evaluate the appropriate accounting treatment under US GAAP based on the facts and circumstances existing at that time, including the nature of the recovery, applicable tax impacts, cost-sharing or other arrangements with independent manufacturers, and other relevant factors. The Company may also consider such developments in connection with future business decisions.
As of June 30, 2026, and as of the date of this Quarterly Report, the Company has not recognized any receivable and corresponding reduction to cost of sales related to any IEEPA tariff refunds or related interest in its condensed consolidated financial statements. The Company continues to closely monitor these developments and assess the potential impact on its condensed consolidated financial statements.
The Company was named as a defendant in two purported consumer class actions relating to alleged tariff-related pricing actions and potential governmental tariff reimbursements. The Company intends to defend these matters vigorously.
Note 7. Derivative Instruments

The Company enters into foreign currency forward or option contracts (derivative contracts) to manage foreign currency risk and certain of these derivative contracts are designated as cash flow hedges of forecasted sales
(Designated Derivative Contracts). The Company also enters into derivative contracts that are not designated as cash flow hedges, to offset a portion of anticipated gains and losses on certain intercompany balances until the expected time of repayment (Non-Designated Derivative Contracts). Refer to Note 1, “General,” in the Company’s
consolidated financial statements in Part IV of the 2026 Annual Report for further information related to accounting policies on the Company’s derivative contracts.
As of June 30, 2026, the Company has the following Designated Derivative Contracts recorded at fair value in the condensed consolidated balance sheets and had no outstanding Non-Designated Derivative Contracts:

Notional value	$376,451
Fair value recorded in other current assets	10,977
As of March 31, 2026, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$337,183	$18,343	$355,526
Fair value recorded in other current assets	7,316	370	7,686
Table of Contents                                          16
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
The maximum amount of loss the Company would incur if derivative counterparties failed completely to perform according to the terms of the contracts is limited to the derivative gross fair value of contracts in asset positions. The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of June 30, 2026, unrealized gains on derivative contracts recorded in accumulated other comprehensive loss (AOCL) are expected to be reclassified into net sales within the next nine months. Refer to
Note 8, “Stockholders’ Equity,” for further information on the components of AOCL.
The following table summarizes changes in unrealized gain (loss) on cash flow hedges included in AOCL, including the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses that are recorded in OCI in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,
	2026	2025
Beginning balance	$5,564	$1,584
Gain (loss) recorded in OCI	3,931	(27,309)
(Loss) gain reclassified into net sales	(271)	535
Income tax (expense) benefit in OCI	(882)	6,565
Ending balance	$8,342	$(18,625)
Note 8. Stockholders’ Equity

Stock Repurchase Program (amounts in thousands, except share and per share data). The Company’s Board of
Directors (Board) has approved a stock repurchase program which authorizes the Company to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). The Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of the Company’s common stock under the same conditions as the prior stock repurchase program. As of June 30, 2026, the aggregate remaining authorization under the stock repurchase program is $4,711,416.
The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion. The credit agreements governing the Company’s revolving credit facilities allow it to make stock repurchases under this program, so long as it does not exceed certain leverage ratios. As of June 30, 2026, the Company has not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.
Stock repurchase activity under the stock repurchase program was as follows:

	Three Months Ended June 30,
	2026	2025
Total number of shares repurchased (1)	3,258,352	1,665,902
Weighted average price per share	$103.79	$109.84
Dollar value of shares repurchased (2) (3)	$338,186	$182,991
(1) All share repurchases were made pursuant to the stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to June 30, 2026, through July 9, 2026, the Company repurchased 311,264 shares of its common stock at a weighted average price of $103.35 per share for $32,168. As of July 9, 2026, the Company had $4,679,248
remaining authorized for repurchases under the stock repurchase program.
Table of Contents                                          17
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	June 30, 2026	March 31, 2026
Unrealized gain on cash flow hedges	$8,342	$5,564
Cumulative foreign currency translation loss	(40,974)	(41,483)
Total	$(32,632)	$(35,919)
Note 9. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended June 30,
	2026	2025
Basic	138,263	149,344
Dilutive effect of equity awards	296	291
Diluted	138,559	149,635

Excluded
Time-Based Restricted Stock Units	11	60
Long-Term Incentive Plan Performance-Based Stock Units	253	155
Deferred Non-Employee Director Equity Awards	6	5
Employee Stock Purchase Plan	1	4
Excluded Awards. The equity awards excluded from the calculation of the dilutive effect may be excluded due to one of the following: (1) the shares were antidilutive or (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company’s performance for the relevant performance period. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards. For those awards subject to the achievement of performance criteria, the actual number of shares to be issued pursuant to such awards will be based on Company performance in future periods, net of forfeitures, and may be materially lower than the number of shares presented, which could result in a lower dilutive effect. Refer to
Note 9, “Stock-Based Compensation,” in the Company’s consolidated financial statements in Part IV of the 2026
Annual Report for further information on the Company’s equity incentive plans.
Note 10. Reportable Operating Segments

There have been no changes to the Company’s reportable operating segments, the measure of segment profit or loss, or the basis of measurement from those disclosed in Note 13, “Reportable Operating Segments,” in the
Company’s consolidated financial statements in Part IV of the 2026 Annual Report. Accordingly, information reported to the Chief Operating Decision Maker (CODM), who is the Principal Executive Officer (PEO), continues to be organized into three reportable operating segments: HOKA brand, UGG brand, and Other brands.
The CODM continues to evaluate reportable operating segment performance and allocate resources based on net sales, gross profit as a percentage of net sales (gross margin), and income from operations, which includes costs directly attributable to each reportable operating segment that are regularly reviewed by the CODM. Segment income from operations excludes unallocated enterprise and shared brand expenses, as well as total other income, net. There is no inter-segment sales for any period presented.
Table of Contents                                          18
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
The accounting policies applicable to the Company’s reportable operating segments are consistent with those described in Note 1, “General,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual
Report. The CODM does not regularly review total assets or capital expenditures by reportable operating segment.
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

Three Months Ended June 30, 2026	HOKA	UGG	Other Brands	Total
Net sales	$703,538	$278,049	$37,944	$1,019,531
Less: Cost of sales	301,124	125,297	17,947	444,368
Segment gross profit	402,414	152,752	19,997	575,163
Segment gross margin	57.2%	54.9%	52.7%	56.4%
Less:
Payroll and related costs	36,148	36,096	4,758	77,002
Advertising, marketing, and promotion expenses	62,248	22,810	7,042	92,100
Rent and occupancy	12,919	19,296	4	32,219
Depreciation and other related costs (1)	2,662	3,382	163	6,207
Other segment items (2)	32,969	17,154	1,488	51,611
Segment SG&A expenses	146,946	98,738	13,455	259,139
Segment income from operations	$255,468	$54,014	$6,542	$316,024
Segment operating margin (3)	36.3%	19.4%	17.2%	31.0%

Three Months Ended June 30, 2025	HOKA	UGG	Other Brands (4)	Total
Net sales	$653,119	$265,092	$46,327	$964,538
Less: Cost of sales	276,172	125,768	24,692	426,632
Segment gross profit	376,947	139,324	21,635	537,906
Segment gross margin	57.7%	52.6%	46.7%	55.8%
Less:
Payroll and related costs	28,508	32,865	4,532	65,905
Advertising, marketing, and promotion expenses	55,988	19,568	6,208	81,764
Rent and occupancy	9,046	17,217	38	26,301
Depreciation and other related costs (1)	1,473	2,957	39	4,469
Other segment items (2)	28,404	12,734	3,065	44,203
Segment SG&A expenses	123,419	85,341	13,882	222,642
Segment income from operations	$253,528	$53,983	$7,753	$315,264
Segment operating margin (3)	38.8%	20.4%	16.7%	32.7%
(1) Depreciation and other related costs generally include depreciation of property and equipment, amortization and impairment of intangible assets or other long-lived assets, accretion, loss on disposal of assets, and other miscellaneous costs.
(2) Other segment items are comprised of other SG&A expenses, which primarily include credit card fees, sales commissions, materials and supplies, travel, certain 3PL service fees, and other miscellaneous expenses.
(3) Operating margin is defined as income from operations divided by net sales.
(4) The Other brands reportable operating segment for the prior period includes financial results for the phase out of the
Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of the
Company’s consolidated financial statements in the 2026 Annual Report for further information.
Table of Contents                                          19
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended June 30, 2026, and 2025
(amounts in thousands, except per share data)
A reconciliation of reportable segment income from operations to condensed consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,
	2026	2025
Segment income from operations	$316,024	$315,264
Unallocated enterprise and shared brand expenses (1)	(160,723)	(149,977)
Total other income, net	13,749	17,779
Consolidated income before income taxes	$169,050	$183,066
(1) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, they are recorded in unallocated enterprise and shared brand expenses, which are costs that are managed centrally and not specific to any one brand.
Table of Contents                                          20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial
Statements,” within this Quarterly Report, and the audited consolidated financial statements included in Part II, Item
8, “Financial Statements and Supplementary Data,” of our 2026 Annual Report, filed with the SEC on May 22, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com.
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
Financial Highlights

Consolidated financial performance highlights for the three months ended June 30, 2026, compared to the prior period, were as follows:
•Net sales increased 5.7% to $1,019,531.
◦Brand
▪HOKA brand net sales increased 7.7% to $703,538.
▪UGG brand net sales increased 4.9% to $278,049.
▪Other brands net sales decreased 18.1% to $37,944.
◦Channel
▪Wholesale channel net sales increased 2.2% to $666,714.
▪DTC channel net sales increased 13.0% to $352,817.
◦Geography
▪Domestic net sales increased 3.2% to $517,428.
▪International net sales increased 8.4% to $502,103.
•Gross margin increased 60 basis points to 56.4%.
•SG&A expenses increased 12.7% to $419,862.
•Income from operations decreased 6.0% to $155,301.
•Income from operations as a percentage of net sales (operating margin) decreased 190 basis points to 15.2%.
•Diluted earnings per share increased 1.1% to $0.94 per share.
Table of Contents                                          21
Trends and Uncertainties Impacting our Business and Industry

Macroeconomic and Geopolitical Factors. We continue to be exposed to risks from evolving trade policies, including existing and proposed tariffs, and other restrictions, affecting goods imported from certain regions where we have a concentration of sourcing and manufacturing. There is significant uncertainty regarding the duration and scope of current and proposed tariff regimes, as well as the amount and timing of receipt of refunds of previously paid IEEPA tariffs. While we continue to pursue mitigation strategies, we do not expect these efforts to fully offset the incremental impact of tariffs we expect to incur during the current fiscal year, excluding the impact of any potential refunds of IEEPA tariffs.
We previously paid an aggregate gross amount of approximately $120,000 in IEEPA tariffs, for which we have begun filing for refunds. The net effect that any tariff refunds may have on our condensed consolidated financial statements may be less than the gross amount of IEEPA tariffs as a result of a number of factors, including accommodations provided under cost-sharing arrangements with our independent manufacturers, income taxes payable on refunds received, and other relevant factors. As of the date of this Quarterly Report, we have not recognized any IEEPA tariff refunds or related interest in our condensed consolidated financial statements. If tariff refunds are ultimately received or otherwise become realizable, such developments may affect our future results of operations and cash flows and may be considered in connection with future business decisions. Refer to Part I, Item
1, Note 6, “Commitments and Contingencies,” within this Quarterly Report for further information on the IEEPA tariff refunds.
Other Factors. Our business and industry are subject to several additional important trends and uncertainties, which have not materially changed from those described in our 2026 Annual Report. Refer to Part II, Item 7,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2026 Annual
Report for further discussion. Refer to Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.
Reportable Operating Segments Overview

As of June 30, 2026, our three reportable operating segments include the worldwide operations of the HOKA brand,
UGG brand, and Other brands.
HOKA Brand. The HOKA brand is an authentic premium line of year-round performance footwear, which offers enhanced cushioning and inherent stability with minimal weight. Originally designed for ultra-runners, the brand now appeals to world champions, tastemakers, and everyday athletes. Expansion into additional product categories, elevated marketing campaigns, and investments in brand experiences, coupled with strategic marketplace presence; have fueled both domestic and international sales growth of the HOKA brand, which has quickly become a leading brand within run and outdoor specialty wholesale accounts and is growing across its global marketplace.
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
The Other brands reportable operating segment includes financial results of brands for which standalone operations have been phased out in the prior fiscal year as described in the section titled “Reportable Operating Segment
Overview,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations,” of our 2026 Annual Report.
Table of Contents                                          22
Use of Non-GAAP Financial Measures

We disclose supplemental financial measures calculated and presented in accordance with US GAAP; however, throughout this Quarterly Report, including within our condensed consolidated financial statements, we provide certain financial information on a non-GAAP basis (non-GAAP financial measures). We provide non-GAAP financial measures and information that may assist investors in understanding our results of operations and assessing our prospects for future performance, which primarily consist of certain constant currency measures and total segment-
level financial information.
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
Seasonality

Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly
Report and to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations,” of our 2026 Annual Report for further information regarding the impacts of seasonality on our business.
Table of Contents                                          23
Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025. Results of operations were as follows:

	Three Months Ended June 30,
	2026		2025		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$1,019,531	100.0%	$964,538	100.0%	$54,993	5.7%
Cost of sales	444,368	43.6	426,632	44.2	(17,736)	(4.2)
Gross profit	575,163	56.4	537,906	55.8	37,257	6.9
Selling, general, and administrative expenses	419,862	41.2	372,619	38.7	(47,243)	(12.7)
Income from operations	155,301	15.2	165,287	17.1	(9,986)	(6.0)
Total other income, net	(13,749)	(1.3)	(17,779)	(1.9)	(4,030)	(22.7)
Income before income taxes	169,050	16.6	183,066	19.0	(14,016)	(7.7)
Income tax expense	39,078	3.8	43,863	4.6	4,785	10.9
Net income	129,972	12.7	139,203	14.4	(9,231)	(6.6)
Total other comprehensive income (loss), net of tax	3,287	0.3	(8,435)	(0.8)	11,722	139.0
Comprehensive income	$133,259	13.1%	$130,768	13.6%	$2,491	1.9%
Net income per share
Basic	$0.94		$0.93		$0.01	1.1%
Diluted	$0.94		$0.93		$0.01	1.1%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$446,763	$434,206	$12,557	2.9%
Direct-to-Consumer	256,775	218,913	37,862	17.3
Total	703,538	653,119	50,419	7.7
UGG brand
Wholesale	194,218	185,817	8,401	4.5
Direct-to-Consumer	83,831	79,275	4,556	5.7
Total	278,049	265,092	12,957	4.9
Other brands (1)
Wholesale	25,733	32,341	(6,608)	(20.4)
Direct-to-Consumer	12,211	13,986	(1,775)	(12.7)
Total	37,944	46,327	(8,383)	(18.1)
Total (1)	$1,019,531	$964,538	$54,993	5.7%

Table of Contents                                          24

	Three Months Ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net sales by channel
Total Wholesale	$666,714	$652,364	$14,350	2.2%
Total Direct-to-Consumer	352,817	312,174	40,643	13.0
Total (1)	$1,019,531	$964,538	$54,993	5.7%
Net sales by geography
Domestic	$517,428	$501,258	$16,170	3.2%
International	502,103	463,280	38,823	8.4
Total (1)	$1,019,531	$964,538	$54,993	5.7%
(1) The Other brands reportable operating segment for the prior period includes financial results for the phase out of the
Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our
consolidated financial statements in our 2026 Annual Report for further information.
Total net sales increased primarily due to higher net sales for the HOKA brand and UGG brand, partially offset by lower net sales for the Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to higher global net sales across both channels, with diverse product adoption in the DTC channel, led by growth in our international market as well as our domestic market. Wholesale channel growth was driven by higher sell-in in the domestic market, partially offset by lower wholesale channel international net sales due to planned shipment timing differences primarily from the transition of our European 3PL in the prior period.
•Net sales of the UGG brand increased primarily due to higher global net sales largely balanced across both channels, with international sales leading growth, supported by higher domestic sales.
This collective growth was driven by continued adoption for key franchises within our year-round product offerings.
•Net sales of the Other brands decreased primarily due to the phase out of standalone operations of the Koolaburra brand in the prior fiscal year, as well as lower domestic net sales for the Teva brand as it refocuses its wholesale distribution with outdoor and premium retailers.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 4.8% compared to the prior period.
•Comparable DTC channel net sales for the 13 weeks ended June 28, 2026, increased by 6.8%, compared to the prior period.
•We experienced a decrease of 1.4% in the total volume of units sold to 14,500 from 14,700, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits across all brands. Percentages may not calculate on rounded units. The prior period includes units sold by brands phased out in the prior fiscal year.
•As of June 30, 2026, we have a total of 212 global Company-owned retail stores (including 144
UGG brand retail stores and 68 HOKA brand retail stores), compared to a total of 191 global
Company-owned retail stores (including 143 UGG brand retail stores and 48 HOKA brand retail stores) in the prior period.
Gross Profit. Gross margin increased to 56.4% from 55.8% compared to the prior period, primarily due to favorable channel mix as DTC revenue growth outpaced wholesale revenue growth, favorable product mix and full-price selling primarily for the UGG brand, favorable foreign currency exchange rate fluctuations, and better management of product close-outs; partially offset by the net impact of incremental tariffs on domestic goods sold.
Table of Contents                                          25
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased payroll and related costs of approximately $12,500, primarily due to higher headcount led by the HOKA brand, including for retail stores, along with higher unallocated enterprise and shared brand expenses. The increase in payroll and related costs was comprised of approximately $11,100 of expenses specific to our brands, as well as approximately $1,400 of higher unallocated enterprise and shared brand expenses.
•Increased other SG&A expenses of approximately $11,800, primarily due to higher IT expenses and sales commissions. The increase in other SG&A expenses was comprised of approximately $7,400 of expenses specific to our brands, primarily for the HOKA brand and UGG brand, as well as approximately $4,400 of unallocated enterprise and shared brand expenses.
•Increased advertising, marketing, and promotion expenses of approximately $10,300, primarily due to higher promotional marketing expenses for the HOKA brand and UGG brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Increased rent and occupancy of approximately $8,400, primarily due to higher rent expenses primarily associated with investments in the HOKA brand’s global retail store footprint.
•Increased net foreign currency-related remeasurement losses recorded in unallocated enterprise and shared brand expenses of approximately $5,800, primarily due to unfavorable changes in
Asian, Canadian, and European foreign currency exchange rates against the US dollar.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$255,468	$253,528	$1,940	0.8%
UGG brand	54,014	53,983	31	0.1
Other brands (1)	6,542	7,753	(1,211)	(15.6)
Unallocated enterprise and shared brand expenses (2)	(160,723)	(149,977)	(10,746)	(7.2)
Total	$155,301	$165,287	$(9,986)	(6.0)%
(1) The Other brands reportable operating segment for the prior period includes financial results for the phase out of the
Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our
consolidated financial statements in our 2026 Annual Report for further information.
(2) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses. Refer to Note 10, “Reportable Operating Segments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.
The decrease in total income from operations, compared to the prior period, was primarily due to higher SG&A expenses as a percentage of net sales, partially offset by higher gross margins on higher net sales. The significant driver of net changes in total income from operations, compared to the prior period, were:
•The increase in unallocated enterprise and shared brand expenses was primarily due to higher net foreign currency-related remeasurement losses, as well as higher other SG&A expenses driven by
IT expenses, partially offset by lower variable 3PL service fees, along with lower depreciation and related costs.
Total Other Income, Net. The decrease in total other income, net, compared to the prior period, was primarily due to lower interest income driven by lower interest rates, as well as higher penalties and interest related to unrecognized tax benefits.
Table of Contents                                          26
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended June 30,
	2026	2025
Income tax expense	$39,078	$43,863
Effective income tax rate	23.1%	24.0%
The net decrease in our effective income tax rate, compared to the prior period, was primarily due to non-recurring discrete tax expense for unrecognized tax benefits in the prior period and changes in jurisdictional mix of worldwide income before taxes.
Net Income. The decrease in net income, compared to the prior period, was due to lower operating margins on higher net sales. Net income per share increased, compared to the prior period, due to lower weighted-average common shares outstanding driven by stock repurchases.
Total Other Comprehensive Income (Loss), Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher unrealized gains on derivative contracts, partially offset by lower foreign currency translation gains relating to changes in the net asset position against European and
Asian foreign currency exchange rates.
Liquidity and Capital Resources

Our liquidity may be impacted by a number of factors, which have not materially changed from those described in the section titled “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of
Financial Condition and Results of Operations,” as well as in Part I, Item 1A, “Risk Factors,” of our 2026 Annual
Report.
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
Cash and Cash Equivalents. As of June 30, 2026, and March 31, 2026, our cash and cash equivalents balance is
$1,602,589 and $1,907,249, respectively, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions.
Cash Provided by Operating Activities. For the three months ended June 30, 2026, and 2025, we generated
$47,904 and $36,146, respectively, of cash from operating activities. Refer to the section titled “Cash Flows” below for further discussion on cash flows generated from ongoing operating activities.
Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to, or our interpretations of, global tax law and regulations, and our actual earnings in various jurisdictions in future periods. During the three months ended June 30, 2026,
$250,000 of cash and cash equivalents was repatriated from an international subsidiary that was previously subject to income taxes, and no cash and cash equivalents were repatriated during the three months ended June 30, 2025.
As of June 30, 2026, and March 31, 2026, we have $418,535 and $653,924, respectively, of cash and cash equivalents held by international subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated. Refer to Note 5, “Income Taxes,” of our consolidated financial statements in Part IV of our 2026 Annual Report for further information regarding our cash repatriation strategy.
Table of Contents                                          27
Revolving Credit Facilities. Information about our revolving credit facilities available as of June 30, 2026, is as follows:
•Primary Credit Facility. During the three months ended June 30, 2026, we made no borrowings or repayments and there were no material changes to the terms, to the outstanding letters of credit, or to the borrowing availability under our unsecured revolving credit facility disclosed in our 2026
Annual Report.
•China Credit Facility. During the three months ended June 30, 2026, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2026 Annual Report.
•Debt Covenants. As of June 30, 2026, we are in compliance with all financial covenants under our revolving credit facilities.
Refer to Note 6, “Revolving Credit Facilities,” of our consolidated financial statements in Part IV of our 2026 Annual
Report for further information regarding the terms of our revolving credit facilities.
Primary Cash Requirements. Our primary cash requirements include working capital, purchase obligations, payments to fulfill operating lease obligations, capital expenditures and cloud computing arrangements, and our stock repurchase program.
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
Purchase Obligations. As of June 30, 2026, there were no material changes outside the ordinary course of business to the purchase obligations disclosed in Note 8, “Commitments and Contingencies,” of our consolidated financial statements in Part IV of our 2026 Annual Report. Refer to Note 6, “Commitments and Contingencies,” of our
condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our purchase obligations.
Operating Lease Obligations. As of June 30, 2026, there were no material changes outside the ordinary course of business to the operating lease obligations disclosed in Note 7, “Leases,” of our consolidated financial statements in
Part IV of our 2026 Annual Report.
Capital Expenditures and Cloud Computing Arrangements. As of June 30, 2026, there were no material changes outside the ordinary course of business to the capital expenditures and certain implementation costs for cloud computing arrangements disclosed in the subsection titled “Capital Expenditures and Cloud Computing
Arrangements” within the section titled “Liquidity and Capital Resources” in Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” of our 2026 Annual Report. Capital
expenditures are recorded to property and equipment, net, in the condensed consolidated balance sheets and in investing cash flows in the condensed consolidated statements of cash flows. Cloud computing arrangements are recorded to prepaid expenses and other assets in the condensed consolidated balance sheets and in operating cash flows in the condensed consolidated statements of cash flows.
Stock Repurchase Program. The Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of our common stock under the same conditions as our prior stock repurchase program. As of
June 30, 2026, the aggregate remaining authorization under our stock repurchase program is $4,711,416,. Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Refer to Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,”
within this Quarterly Report for further information regarding our stock repurchase program.
Table of Contents                                          28
Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net cash provided by operating activities	$47,904	$36,146	$11,758	32.5%
Net cash used in investing activities	(15,213)	(23,929)	8,716	36.4
Net cash used in financing activities	(338,477)	(183,228)	(155,249)	(84.7)
Effect of foreign currency exchange rates on cash and cash equivalents	1,126	2,239	(1,113)	(49.7)
Net change in cash and cash equivalents	$(304,660)	$(168,772)	$(135,888)	(80.5)%
Operating Activities. Our primary source of liquidity was net cash provided by operating activities, which was driven by our net income after non-cash adjustments and changes in operating assets and liabilities.
The increase in net cash provided by operating activities during the three months ended June 30, 2026, compared to the prior period, was due to $24,837 of favorable changes in operating assets and liabilities partially offset by
$13,079 of unfavorable net income after non-cash adjustments. Changes in operating assets and liabilities were primarily due to favorable impacts from (1) improved inventory levels reflecting more disciplined inventory management, including higher beginning inventory levels in the prior fiscal year related to the transition of our
European 3PL; and (2) timing of payments on prepaid expenses and other current assets.
Investing Activities. The decrease in net cash used in investing activities during the three months ended June 30,
2026, compared to the prior period, was primarily due to lower purchases of property and equipment primarily related to the timing of upgrades to our office facilities completed in the prior fiscal year.
Financing Activities. The increase in net cash used in financing activities during the three months ended June 30,
2026, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic and geopolitical factors on our financial condition, results of operations, and liquidity, including inflationary pressures, increased tariffs, the potential for refunds of previously paid tariffs, rising supply chain costs, high interest rates, foreign currency exchange rate volatility, escalating global conflicts, changes in discretionary spending, and recession risks. Although the full impact of these factors, including the amount, timing, and realization of any tariff refunds, is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations, and liquidity. Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further discussion of our significant accounting policies and use of estimates.
There have been no material changes to the critical accounting policies, or to the key estimates and assumptions, disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” within our 2026 Annual Report.
Table of Contents                                          29

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are subject to a variety of market risks, including those associated with commodity prices; foreign currency exchange rates; and inflation, and, to a lesser extent, interest rates, and credit risks. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. There have been no material changes in our primary risk exposures or management of market risks since those last disclosed in Part II, Item 7A, “Quantitative and
Qualitative Disclosures About Market Risk,” within our 2026 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to reasonably ensure that such information is accumulated and communicated to management, including our PEO and Principal Financial and Accounting Officer (PFAO), as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-
benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in any system of controls, misstatements due to error or fraud may occur and not be detected, and controls may be circumvented or overridden.
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our PEO and PFAO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Table of Contents                                          30
PART II. OTHER INFORMATION
The following should be read together with the information in Part I, Item 1A, “Risk Factors,” and Item 3, “Legal
Proceedings,” as well as Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities,” and Item 9B, “Other Information,” of our 2026 Annual Report, filed with the
SEC on May 22, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our website at
ir.deckers.com.
Unless otherwise indicated, all figures herein are expressed in thousands, except for share and per share data.

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

ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.
During the three months ended June 30, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report.
Table of Contents                                          31

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.
Use of Proceeds

Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (Board) has approved a stock repurchase program which authorizes us to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of our common stock under the same conditions as our prior stock repurchase program. As of June 30, 2026, the aggregate remaining authorization under our stock repurchase program is $4,711,416.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.
Stock repurchase activity under our stock repurchase program during the three months ended June 30, 2026, was as follows:

	Total Number of Shares Repurchased (1) (2)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (2)
April 1 - April 30, 2026	1,047,701	$105.95	$110,999	$1,438,603
May 1 - May 31, 2026	1,317,560	99.57	131,188	4,807,415
June 1 - June 30, 2026	893,091	107.49	95,999	4,711,416
Total	3,258,352	103.79	$338,186	4,711,416
(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to June 30, 2026, through July 9, 2026, we repurchased 311,264 shares of our common stock at a weighted average price of $103.35 per share for $32,168. As of July 9, 2026, we had $4,679,248 remaining authorized for repurchases under the stock repurchase program.
Refer to the section titled “Liquidity” under Part I, Item 2, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations,” and Note 8, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our stock repurchase program.
Table of Contents                                          32

ITEM 5. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements

Our directors and executive officers may enter trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock. These plans or arrangements may constitute Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, in each case as defined under Item 408(a) of Regulation
S-K.
During the three months ended June 30, 2026, no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.
Table of Contents                                          33

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*10.1
Third Amendment to Lease, dated June 1, 2026, by and between Duke Realty Limited Partnership and Deckers Outdoor Corporation for distribution center located at 17791 Perris Blvd., Moreno
Valley, CA 92551

*#10.2	Form of Change in Control and Severance Agreement
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1
Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to
18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as
amended

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.
Table of Contents                                          34
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 30, 2026