Form 10-Q
period 2026-09-30
DECKERS OUTDOOR CORP
filed 2026-10-29
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the close of business on October 8, 2026, the number of outstanding shares of the registrant’s common stock, par value
$0.01 per share, was 133,479,987.

Table of Contents                                          1
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Table of Contents                                          2
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for our second fiscal quarter ended September 30, 2026 (Quarterly Report), and the information and documents incorporated by reference within this Quarterly Report, contain “forward-looking statements” within the meaning of Section 27A of the
Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Quarterly Report. We have attempted to identify forward-
looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,”
“should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference within this Quarterly Report contain forward-looking statements relating to, among other things:
•global geopolitical conflicts, instability, and uncertainty, including the resulting impact on our supply chain;
•United States (US) and international trade policies, tariffs and retaliatory measures, including the impact of tariffs, the amount, timing, and realization of certain tariff refunds, and the net impact of such tariff refunds, after cost-sharing arrangements and other relevant factors, on our results of operations and liquidity;
•changes in consumer preferences and the purchasing behavior of wholesale partners and consumers, including shifts in technology, impacting our brands and products, and the footwear and fashion industries;
•global economic trends, including foreign currency exchange rate fluctuations and the effectiveness of our hedging strategies, changes in interest rates, inflationary pressures, commodity price volatility, rising transportation costs, and recessionary concerns;
•the ability to effectively compete in a highly competitive footwear, apparel, and accessories industry;
•the operational challenges faced by our warehouses and distribution centers (DCs), wholesale partners, global third-
party logistics providers (3PLs), and third-party carriers, including those arising from changes in 3PLs and other distribution network initiatives, global supply chain disruptions, labor shortages, and logistics constraints;
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
•our ability to effectively utilize and implement technological advancements, including artificial intelligence, the impact of artificial intelligence on our business, and risks associated with third-party service providers and interconnected systems;
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

ITEM 1. FINANCIAL STATEMENTS
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	September 30, 2026	March 31, 2026
ASSETS		(AUDITED)
Cash and cash equivalents	$1,209,722	$1,907,249
Trade accounts receivable, net of allowances ($61,908 and $38,198 as of September 30, 2026, and March 31, 2026, respectively)	675,153	318,978
Inventories	860,849	487,018
Prepaid expenses	68,452	53,236
Other current assets	81,451	82,114
Income tax receivable	15,572	1,825
Total current assets	2,911,199	2,850,420
Property and equipment, net of accumulated depreciation ($488,872 and $457,173 as of September 30, 2026, and March 31, 2026, respectively)	341,986	337,782
Operating lease assets	502,922	335,098
Goodwill	13,990	13,990
Other intangible assets, net of accumulated amortization ($20,767 and $20,968 as of September 30, 2026, and March 31, 2026, respectively)	15,627	15,643
Deferred tax assets, net	69,423	68,501
Other assets	93,298	66,331
Total assets	$3,948,445	$3,687,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$647,900	$384,529
Accrued payroll	62,385	119,597
Operating lease liabilities (Note 6)	80,224	83,931
Other accrued expenses	162,522	171,173
Income tax payable	88,655	36,475
Value added tax payable	26,947	8,369
Total current liabilities	1,068,633	804,074
Long-term operating lease liabilities (Note 6)	459,296	291,263
Income tax liability	22,893	26,313
Other long-term liabilities	76,137	66,477
Total long-term liabilities	558,326	384,053
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock ($0.01 par value per share; 750,000 shares authorized; 133,667 and 139,978 shares issued and outstanding as of September 30, 2026, and March 31, 2026, respectively)	1,337	1,400
Additional paid-in capital	304,336	287,795
Retained earnings	2,045,895	2,246,362
Accumulated other comprehensive loss (Note 10)	(30,082)	(35,919)
Total stockholders’ equity	2,321,486	2,499,638
Total liabilities and stockholders’ equity	$3,948,445	$3,687,765
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          5
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales (Note 2 and Note 12)	$1,480,554	$1,430,840	$2,500,085	$2,395,378
Cost of sales	585,442	627,018	1,029,810	1,053,650
Gross profit	895,112	803,822	1,470,275	1,341,728
Selling, general, and administrative expenses (Note 12)	505,656	477,301	925,518	849,920
Income from operations (Note 12)	389,456	326,521	544,757	491,808
Interest income	(14,962)	(15,056)	(30,830)	(33,752)
Interest expense	1,403	521	3,630	1,456
Other income, net	(436)	(1,300)	(544)	(1,318)
Total other income, net	(13,995)	(15,835)	(27,744)	(33,614)
Income before income taxes	403,451	342,356	572,501	525,422
Income tax expense (Note 4)	90,316	74,204	129,394	118,067
Net income	313,135	268,152	443,107	407,355
Other comprehensive income, net of tax
Unrealized (loss) gain on cash flow hedges	(1,878)	10,128	900	(10,081)
Foreign currency translation gain (loss)	4,428	(1,150)	4,937	10,624
Total other comprehensive income, net of tax	2,550	8,978	5,837	543
Comprehensive income	$315,685	$277,130	$448,944	$407,898
Net income per share
Basic	$2.32	$1.82	$3.24	$2.75
Diluted	$2.31	$1.82	$3.24	$2.74
Weighted-average common shares outstanding (Note 11)
Basic	135,044	147,395	136,644	148,364
Diluted	135,300	147,652	136,923	148,638
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          6
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2026	139,978	$1,400	$287,795	$2,246,362	$(35,919)	$2,499,638
Stock-based compensation	4	—	10,545	—	—	10,545
Shares issued upon vesting	1	—	—	—	—	—
Shares withheld for taxes	—	—	(291)	—	—	(291)
Repurchases of common stock (Note 10)	(3,258)	(33)	—	(338,153)	—	(338,186)
Excise taxes related to repurchases of common stock	—	—	—	(3,283)	—	(3,283)
Net income	—	—	—	129,972	—	129,972
Total other comprehensive income	—	—	—	—	3,287	3,287
Balance, June 30, 2026	136,725	1,367	298,049	2,034,898	(32,632)	2,301,682
Stock-based compensation	5	—	10,563	—	—	10,563
Shares issued upon vesting	133	1	2,039	—	—	2,040
Shares withheld for taxes	—	—	(6,315)	—	—	(6,315)
Repurchases of common stock (Note 10)	(3,196)	(31)	—	(299,246)	—	(299,277)
Excise taxes related to repurchases of common stock	—	—	—	(2,892)	—	(2,892)
Net income	—	—	—	313,135	—	313,135
Total other comprehensive income	—	—	—	—	2,550	2,550
Balance, September 30, 2026	133,667	$1,337	$304,336	$2,045,895	$(30,082)	$2,321,486
Table of Contents                                          7
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	150,201	$1,502	$253,466	$2,307,699	$(49,654)	$2,513,013
Stock-based compensation	3	—	8,553	—	—	8,553
Shares issued upon vesting	4	—	—	—	—	—
Shares withheld for taxes	—	—	(237)	—	—	(237)
Repurchases of common stock (Note 10)	(1,666)	(17)	—	(182,974)	—	(182,991)
Excise taxes related to repurchases of common stock	—	—	—	(1,627)	—	(1,627)
Net income	—	—	—	139,203	—	139,203
Total other comprehensive loss	—	—	—	—	(8,435)	(8,435)
Balance, June 30, 2025	148,542	1,485	261,782	2,262,301	(58,089)	2,467,479
Stock-based compensation	2	—	11,336	—	—	11,336
Shares issued upon vesting	126	2	2,226	—	—	2,228
Shares withheld for taxes	—	—	(7,437)	—	—	(7,437)
Repurchases of common stock (Note 10)	(2,580)	(26)	—	(281,971)	—	(281,997)
Excise taxes related to repurchases of common stock	—	—	—	(2,709)	—	(2,709)
Net income	—	—	—	268,152	—	268,152
Total other comprehensive income	—	—	—	—	8,978	8,978
Balance, September 30, 2025	146,090	$1,461	$267,907	$2,245,773	$(49,111)	$2,466,030
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          8
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$443,107	$407,355
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	36,036	39,171
Amortization on cloud computing arrangements	1,280	1,117
Bad debt expense	10,783	17,319
Deferred tax benefit	(513)	(9,209)
Stock-based compensation	21,107	19,891
Loss on disposal of assets	160	1,228
Changes in operating assets and liabilities:
Trade accounts receivable, net	(366,958)	(223,211)
Inventories	(373,830)	(340,367)
Prepaid expenses and other current assets	(13,652)	(70,115)
Income tax receivable	(13,747)	28,547
Net operating lease assets and lease liabilities	(3,640)	5,133
Other assets	(27,047)	(14,822)
Trade accounts payable	264,340	177,305
Other accrued expenses	(41,134)	(41,621)
Income tax payable	52,181	42,685
Other long-term liabilities	2,265	3,827
Net cash (used in) provided by operating activities	(9,262)	44,233
INVESTING ACTIVITIES
Purchases of property and equipment	(37,176)	(45,932)
Net cash used in investing activities	(37,176)	(45,932)
FINANCING ACTIVITIES
Deferred financing costs paid on revolving credit facilities	(1,074)	—
Proceeds from issuance of stock	2,040	2,228
Repurchases of common stock	(637,463)	(464,987)
Cash paid for excise taxes related to repurchases of common stock	(10,413)	(5,042)
Cash paid for shares withheld for taxes	(6,606)	(7,674)
Net cash used in financing activities	(653,516)	(475,475)
Effect of foreign currency exchange rates on cash and cash equivalents	2,427	2,465
Net change in cash and cash equivalents	(697,527)	(474,709)
Cash and cash equivalents at beginning of period	1,907,249	1,889,188
Cash and cash equivalents at end of period	$1,209,722	$1,414,479
Table of Contents                                          9
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Six Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period
Income taxes, net of refunds	$95,948	$55,854
Interest	3,339	1,230
Operating leases	54,288	43,138
Non-cash investing activities
Changes in trade accounts payable and other accrued expenses for purchases of property and equipment	(979)	(4,945)
Accrued for asset retirement obligation assets related to leasehold improvements	3,196	5,476
Non-cash financing activities
Accrued excise taxes related to repurchases of common stock	6,175	4,336
See accompanying notes to the condensed consolidated financial statements.
Table of Contents                                          10
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
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
Basis of Presentation. The unaudited condensed consolidated financial statements and accompanying notes thereto (referred to herein as condensed consolidated financial statements) as of September 30, 2026, and for the three and six months ended September 30, 2026 (current period), and 2025 (prior period) are prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X issued by the SEC. Accordingly, the condensed consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements and accompanying notes thereto. The condensed consolidated balance sheet as of March 31, 2026, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring entries necessary to fairly present the results of the interim periods presented but are not necessarily indicative of actual results to be achieved for full fiscal years or other interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual
Report on Form 10-K for the fiscal year ended March 31, 2026 (prior fiscal year), which was filed with the SEC on
May 22, 2026 (2026 Annual Report).
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain immaterial prior period amounts presented in the condensed consolidated statements of cash flows have been reclassified within net cash (used in) provided by operating activities and net cash used in investing activities to conform to the current period presentation, which had no net effect on cash flows from operating or investing activities.
Reportable Operating Segments. As of September 30, 2026, the Company’s three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands (primarily consisting of the
Teva brand) (collectively, the Company’s reportable operating segments). Other brands reportable operating segment includes historical results of brands for which standalone operations have been phased out during the prior fiscal year as described in Note 1, “General,” within the section titled “Reportable Operating Segments” in the
Company’s consolidated financial statements in Part IV of the 2026 Annual Report.
Refer to Note 12, “Reportable Operating Segments,” for further information on the Company’s reportable operating segments.
Table of Contents                                          11
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Use of Estimates. The preparation of the Company’s condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported.
Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic and geopolitical factors on its business and results of operations, including inflationary pressures, increased tariffs, tariff refunds received and the recoverability of remaining tariff refund claims, rising supply chain costs, high interest rates, foreign currency exchange rate volatility, escalating global conflicts, changes in discretionary spending, and recession risks. Although the full impact of these factors, including the amount, timing, and realization of certain tariff refunds, is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity.
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
Recent Accounting Pronouncements. Except as described below, there have been no developments with respect to recently issued Accounting Standards Updates (ASUs) relative to those disclosed in the 2026 Annual Report,
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
Early adoption is permitted.

This ASU was effective for the Company as of
April 1, 2026, but the Company did not elect
the practical expedient; as such, this ASU did
not impact the Company’s interim condensed
consolidated financial statements.

Table of Contents                                          12
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 2. Revenue Recognition and Business Concentrations

Disaggregated Revenue. Refer to Note 12, “Reportable Operating Segments,” for further information on the
Company’s disaggregation of net sales by reportable operating segments.
Channel Concentration. Net sales by channel were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Wholesale	$1,093,012	$1,036,229	$1,759,726	$1,688,593
Direct-to-Consumer	387,542	394,611	740,359	706,785
Total	$1,480,554	$1,430,840	$2,500,085	$2,395,378
Geographic Concentration. Net sales by geography were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Domestic	$835,842	$839,530	$1,353,270	$1,340,788
International	644,712	591,310	1,146,815	1,054,590
Total	$1,480,554	$1,430,840	$2,500,085	$2,395,378
Sales Return Asset and Liability. Sales returns are a refund asset for the right to recover the inventory and a refund liability for the stand-ready right of return. The refund asset for the right to recover the inventory is recorded in other current assets and the related refund liability is recorded in other accrued expenses in the condensed consolidated balance sheets.
The following tables summarize changes in the estimated sales returns for the periods presented:

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2026	$27,729	$(80,055)
Net additions to sales return liability (1)	29,062	(115,118)
Actual returns	(32,386)	120,497
Balance, September 30, 2026	$24,405	$(74,676)

	Sales Return Asset	Sales Return Liability
Balance, March 31, 2025	$21,120	$(63,462)
Net additions to sales return liability (1)	30,162	(123,393)
Actual returns	(27,784)	115,183
Balance, September 30, 2025	$23,498	$(71,672)
(1) Net additions to the sales return liability include a provision for anticipated sales returns, which consists of both contractual return rights and discretionary authorized returns.
Table of Contents                                          13
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Contract Liabilities. Contract liabilities are recorded in other accrued expenses in the condensed consolidated balance sheets and include loyalty programs and other deferred revenue.
Loyalty Programs. Activity related to loyalty programs was as follows:

	Six Months Ended September 30,
	2026	2025
Beginning balance	$(21,000)	$(18,566)
Redemptions and expirations for loyalty certificates and points recognized in net sales	12,911	11,958
Deferred revenue for loyalty points and certificates issued	(14,811)	(12,813)
Ending balance	$(22,900)	$(19,421)
Deferred Revenue. Activity related to deferred revenue was as follows:

	Six Months Ended September 30,
	2026	2025
Beginning balance	$(30,139)	$(27,305)
Additions of customer cash payments	(61,278)	(48,707)
Revenue recognized	58,215	54,273
Ending balance	$(33,202)	$(21,739)
Note 3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets, which are as follows:

	As of	Measured Using
	September 30, 2026	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money-market funds	$667,512	$667,512	$—	$—
Other current assets:
Designated Derivative Contracts asset	8,505	—	8,505	—
Non-Designated Derivative Contracts asset	988	—	988	—
Other assets:
Non-qualified deferred compensation asset	27,263	27,263	—	—
Total assets measured at fair value	$704,268	$694,775	$9,493	$—

Liabilities:
Other accrued expenses:
Non-qualified deferred compensation liability	$(2,748)	$(2,748)	$—	$—
Other long-term liabilities:
Non-qualified deferred compensation liability	(35,483)	(35,483)	—	—
Total liabilities measured at fair value	$(38,231)	$(38,231)	$—	$—
Table of Contents                                          14
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
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
The fair value of Designated Derivative Contracts and Non-Designated Derivative Contracts is determined by using quoted market prices of the same or similar instruments, including spot and forward currency exchange rates, adjusted for counterparty exposure and the Company’s own credit risk, if any. Refer to Note 9, “Derivative
Instruments,” for further information on Designated Derivative Contracts and Non-Designated Derivative Contracts,
including the term definitions.
Note 4. Income Taxes

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$90,316	$74,204	$129,394	$118,067
Effective income tax rate	22.4%	21.7%	22.6%	22.5%
The tax provisions during the three and six months ended September 30, 2026, and 2025, were computed using the estimated effective income tax rate applicable to each of the domestic and foreign taxable jurisdictions for the fiscal year ending March 31, 2027 (current fiscal year), and prior fiscal year, respectively, and were adjusted for discrete items that occurred within the periods presented above.
During the current period, the net changes in the effective income tax rate, compared to the prior period, were primarily due to non-recurring discrete tax benefits for adjustments to income taxes payable from the prior period.
For the three months ended September 30, 2026, the change also reflected reductions in excess tax benefits for stock-based compensation, while for the six months ended September 30, 2026, the discrete tax benefits were offset by non-recurring discrete tax expenses related to changes in unrecognized tax benefits.
Table of Contents                                          15
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 5. Revolving Credit Facilities

Primary Credit Facility. In August 2026, Deckers Outdoor Corporation and certain of its consolidated subsidiaries
(collectively, the Borrowers) entered into the First Amendment to the Credit Agreement with Citibank, N.A.
(Citibank), as administrative agent, and the lenders party thereto (First Amendment), which amended the Credit
Agreement, dated December 19, 2022 (Credit Agreement), with Citibank, as administrative agent, and Comerica
Bank, as sole syndication agent (which role was assumed by Fifth Third Bank, as successor by merger with
Comerica Bank), and the lenders party thereto. The Credit Agreement, as amended by the First Amendment, is referred to herein as the Amended Credit Agreement.
Borrowing Capacity. The Amended Credit Agreement provides for a $500,000 unsecured revolving credit facility
(Primary Credit Facility).
Maturity Date. The maturity date of the Amended Credit Agreement is August 27, 2031, which is the fifth anniversary of the effective date of the First Amendment.
Interest Rates. Under the Amended Credit Agreement, at the Borrowers’ election, revolving loans issued under the
Primary Credit Facility will bear interest at the term Secured Overnight Financing Rate (SOFR), the adjusted Euro
InterBank Offered Rate (EURIBOR), the Sterling Overnight Index Average (SONIA), the term Canadian Overnight
Repo Rate Average (CORRA), or the adjusted Alternate Base Rate (ABR), in each case plus the applicable interest rate margin.
The applicable interest rate margin is determined using a pricing grid based on the Company’s total net leverage ratio and ranges from 1.00% to 1.50% per annum in the case of loans based on the SOFR, EURIBOR, SONIA, or
CORRA, and from 0.00% to 0.50% per annum in the case of loans based on ABR.
As of September 30, 2026, the applicable interest rates for borrowings in US dollars using the 1-month SOFR and
ABR are 4.91% and 7.00%, respectively.
Commitment Fees. Under the Amended Credit Agreement, the Borrowers are required to pay commitment fees of between 0.10% to 0.175% per annum on the daily unused amount of the Primary Credit Facility, with the exact commitment fee based on the Company’s total net leverage ratio.
Borrowing Activity. As of September 30, 2026, the Company has no outstanding balance, outstanding letters of credit of $588, and available borrowings of $499,412 under the Primary Credit Facility.
Deferred Financing Costs. In connection with the First Amendment, the Borrowers incurred various commitment, arrangement, and other fees totaling $1,339, which were primarily recorded in other assets in the condensed consolidated balance sheets as of September 30, 2026. These costs will be amortized on a straight-line basis over the term of the Amended Credit Agreement. Deferred financing costs associated with the Credit Agreement had an immaterial remaining unamortized balance.
Debt Covenants. Under the Amended Credit Agreement, the total net leverage ratio financial covenant increased to be no greater than 4.00 to 1.00. As of September 30, 2026, the Borrowers are in compliance with all financial covenants under the Primary Credit Facility.
Except as described above, the material terms of the Company’s revolving credit facilities remain unchanged from those previously disclosed in Note 6, “Revolving Credit Facilities,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual Report.
Table of Contents                                          16
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 6. Leases

The Company enters into operating lease contracts, which primarily relate to retail stores, showrooms, offices, and distribution facilities. Supplemental information for amounts presented in the condensed consolidated statements of cash flows related to operating leases was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Non-cash operating activities (1)
Operating lease assets obtained in exchange for lease liabilities	$93,192	$55,729	$213,322	$101,000
Reductions to operating lease assets for reductions to lease liabilities	(807)	(29)	(964)	(2,681)
(1) Amounts disclosed include non-cash additions or reductions resulting from lease remeasurements, as well as adjustments for tenant improvement allowances. Non-cash additions in the current period primarily reflect continued investments in the
Company’s global retail store footprint, while non-cash additions during the six months ended September 30, 2026, also include amounts for a warehouse and DC lease extension, as well as investments in showrooms.
Note 7. Commitments and Contingencies

Purchase Obligations. There were no material changes outside the ordinary course of business during the six months ended September 30, 2026, to the Company’s purchase obligations disclosed in Note 8, “Commitments and
Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2026 Annual Report.
Contingencies. Except as described below, there were no material changes outside the ordinary course of business during the six months ended September 30, 2026, to the Company’s contingencies disclosed in Note 8,
“Commitments and Contingencies,” in the Company’s consolidated financial statements in Part IV of the 2026
Annual Report.
Tariff Refunds. In February 2026, the US Supreme Court invalidated tariffs imposed under the International
Emergency Economic Powers Act (IEEPA). In March 2026, the US Court of International Trade directed US
Customs and Border Protection (CBP) to refund previously collected IEEPA tariffs. In April 2026, CBP released the
Consolidated Administration and Processing of Entries (CAPE) functionality to facilitate a phased approach to process IEEPA tariff refunds.
The Company previously paid an aggregate of approximately $119,000 in gross IEEPA tariffs. As of September 30,
2026, the Company has submitted approximately $106,000 in claims under CBP’s CAPE Phase 2 administrative refund process and is evaluating approximately $13,000 in additional claims that may qualify for subsequent phases. The amount and timing of future refunds remain uncertain and subject to changes in CBP’s claims process and further legal and regulatory developments.
The Company accounts for potential refunds of previously paid tariffs as gain contingencies under Accounting
Standards Codification Topic 450, Contingencies, which recognizes gains in the condensed consolidated financial statements when realized or realizable. As of September 30, 2026, the Company has not recognized any receivable related to any unreceived IEEPA tariff refunds or related interest in its condensed consolidated financial statements.
During the three and six months ended September 30, 2026, the Company recorded approximately $46,000 of
IEEPA tariff net refunds as a reduction to cost of sales and approximately $3,000 of related interest as interest income within the Company’s condensed consolidated statements of comprehensive income. The net effect of the refunds reflects accommodations provided under cost-sharing arrangements with independent manufacturers and other relevant factors.
Table of Contents                                          17
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Subsequent to September 30, 2026, through October 8, 2026, the Company received additional IEEPA tariff net refunds that will be recognized in the Company’s condensed consolidated financial statements in the third fiscal quarter, which, combined with the refunds previously received, total approximately $87,900, plus associated interest for a total of approximately $4,700.
The Company has been named as a defendant in two purported consumer class actions relating to alleged tariff-
related pricing actions and governmental tariff reimbursements. The Company intends to defend these matters vigorously.
Note 8. Stock-based Compensation

Stock Incentive Plans. The 2024 Stock Incentive Plan (2024 SIP) provides for the issuance of a variety of stock-
based compensation awards, including time-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), long-term incentive plan PSUs (LTIP PSUs), stock appreciation rights, stock bonuses, incentive stock options (ISOs), and non-qualified stock options, to employees, directors, consultants, independent contractors, and advisors. In September 2024, the 2024 SIP replaced the 2015 Stock Incentive Plan (2015 SIP).
Annual Stock Awards. The Company granted the following awards during the periods presented:

	Six Months Ended September 30,
	2026		2025
Award Type	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs	371,047	$90.10	287,718	$104.68
LTIP PSUs (1)	172,694	92.80	137,430	103.90
(1) The amounts reported reflect achievement of the target performance level under the terms of the applicable LTIP PSUs.
During the six months ended September 30, 2026, with the exception of the RSU and LTIP PSU awards summarized above, no material additional awards were granted under the 2024 SIP.
Future unrecognized stock-based compensation for RSUs outstanding as of September 30, 2026, is $46,295.
For the LTIP PSUs granted during the current fiscal year, prior fiscal year, and fiscal year ended March 31, 2025, the
Company expects to exceed the minimum threshold performance criteria based on the Company’s current long-
range forecast as of September 30, 2026. Future unrecognized stock-based compensation for all LTIP PSUs outstanding as of September 30, 2026, based on the anticipated performance level, is $27,131.
Table of Contents                                          18
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 9. Derivative Instruments

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
As of September 30, 2026, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2026
	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$235,297	$32,678	$267,975
Fair value recorded in other current assets	8,505	988	9,493
As of March 31, 2026, the Company has the following derivative contracts recorded at fair value in the condensed consolidated balance sheets:

	Designated Derivative Contracts	Non-Designated Derivative Contracts	Total
Notional value	$337,183	$18,343	$355,526
Fair value recorded in other current assets	7,316	370	7,686
The maximum amount of loss the Company would incur if derivative counterparties failed completely to perform according to the terms of the contracts is limited to the derivative gross fair value of contracts in asset positions. The non-performance risk of the Company and its counterparties did not have a material impact on the fair value of its derivative contracts. As of September 30, 2026, unrealized gains on derivative contracts recorded in accumulated other comprehensive loss (AOCL) are expected to be reclassified into net sales within the next six months. Refer to
Note 10, “Stockholders’ Equity,” for further information on the components of AOCL.
The following table summarizes changes in unrealized gain (loss) on cash flow hedges included in AOCL, including the effect of Designated Derivative Contracts and the related income tax effects of unrealized gains or losses that are recorded in OCI in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$8,342	$(18,625)	$5,564	$1,584
Gain (loss) recorded in OCI	740	5,548	4,671	(21,761)
(Loss) gain reclassified into net sales	(3,212)	7,921	(3,483)	8,456
Income tax benefit (expense) in OCI	594	(3,341)	(288)	3,224
Ending balance	$6,464	$(8,497)	$6,464	$(8,497)
Table of Contents                                          19
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)
Note 10. Stockholders’ Equity

Stock Repurchase Program (amounts in thousands, except share and per share data). The Company’s Board of
Directors (Board) has approved a stock repurchase program which authorizes the Company to repurchase shares of its common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). The Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of the Company’s common stock under the same conditions as the prior stock repurchase program. As of September 30, 2026, the aggregate remaining authorization under the stock repurchase program is $4,412,139.
The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at the Company’s discretion. The credit agreements governing the Company’s revolving credit facilities allow it to make stock repurchases under this program, so long as it does not exceed certain leverage ratios. As of September 30, 2026, the Company has not exceeded the stated leverage ratios, and no defaults have occurred under these credit agreements.
Stock repurchase activity under the stock repurchase program was as follows:

	Six Months Ended September 30,
	2026	2025
Total number of shares repurchased (1)	6,454,175	4,245,596
Weighted average price per share	$98.77	$109.52
Dollar value of shares repurchased (2) (3)	$637,463	$464,987
(1) All share repurchases were made pursuant to the stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to September 30, 2026, through October 8, 2026, the Company repurchased 187,375 shares of its common stock at a weighted average price of $80.05 per share for $15,000. As of October 8, 2026, the Company had $4,397,139 remaining authorized for repurchases under the stock repurchase program.
Accumulated Other Comprehensive Loss. The components within AOCL, net of tax, recorded in the condensed consolidated balance sheets, are as follows:

	September 30, 2026	March 31, 2026
Unrealized gain on cash flow hedges	$6,464	$5,564
Cumulative foreign currency translation loss	(36,546)	(41,483)
Total	$(30,082)	$(35,919)
Note 11. Basic and Diluted Shares

The reconciliation of basic to diluted weighted-average common shares outstanding was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Basic	135,044	147,395	136,644	148,364
Dilutive effect of equity awards	256	257	279	274
Diluted	135,300	147,652	136,923	148,638

Table of Contents                                          20
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Excluded
RSUs	9	79	9	83
LTIP PSUs	594	427	594	427
Deferred Non-Employee Director Equity Awards	8	6	8	6
Employee Stock Purchase Plan	1	2	1	3
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
Note 12. Reportable Operating Segments

There have been no changes to the Company’s reportable operating segments, the measure of segment profit or loss, or the basis of measurement from those disclosed in Note 13, “Reportable Operating Segments,” of the
Company’s consolidated financial statements in Part IV of the 2026 Annual Report. Accordingly, information reported to the Chief Operating Decision Maker (CODM), who is the Principal Executive Officer (PEO), continues to be organized into three reportable operating segments: HOKA brand, UGG brand, and Other brands.
The CODM continues to evaluate reportable operating segment performance and allocate resources based on net sales, gross profit as a percentage of net sales (gross margin), and income from operations, which includes costs directly attributable to each reportable operating segment that are regularly reviewed by the CODM. Segment income from operations excludes unallocated enterprise and shared brand expenses, as well as total other income, net. There are no inter-segment sales for any period presented.
The CODM does not regularly review total assets or capital expenditures by reportable operating segment.
Reportable operating segment information, with a reconciliation to the condensed consolidated statements of comprehensive income, was as follows:

Three Months Ended September 30, 2026	HOKA	UGG	Other brands	Total
Net sales	$677,204	$786,362	$16,988	$1,480,554
Less: Cost of sales	271,873	305,379	8,190	585,442
Segment gross profit	405,331	480,983	8,798	895,112
Segment gross margin	59.9%	61.2%	51.8%	60.5%
Table of Contents                                          21
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)

Three Months Ended September 30, 2026	HOKA	UGG	Other brands	Total
Less:
Payroll and related costs	37,724	38,424	4,875	81,023
Advertising, marketing, and promotion expenses	90,862	57,377	3,770	152,009
Rent and occupancy	11,867	20,998	3	32,868
Depreciation and other related costs (1)	2,841	3,646	157	6,644
Other segment items (2)	25,480	34,782	1,182	61,444
Segment SG&A expenses	168,774	155,227	9,987	333,988
Segment income from operations	$236,557	$325,756	$(1,189)	$561,124
Segment operating margin (3)	34.9%	41.4%	(7.0)%	37.9%

Three Months Ended September 30, 2025	HOKA	UGG	Other brands (4)	Total
Net sales	$634,086	$759,587	$37,167	$1,430,840
Less: Cost of sales	269,332	338,048	19,638	627,018
Segment gross profit	364,754	421,539	17,529	803,822
Segment gross margin	57.5%	55.5%	47.2%	56.2%
Less:
Payroll and related costs	32,436	38,886	4,453	75,775
Advertising, marketing, and promotion expenses	71,581	55,704	4,910	132,195
Rent and occupancy	10,433	18,449	18	28,900
Depreciation and other related costs (1)	1,610	3,117	6	4,733
Other segment items (2)	27,397	33,110	5,439	65,946
Segment SG&A expenses	143,457	149,266	14,826	307,549
Segment income from operations	$221,297	$272,273	$2,703	$496,273
Segment operating margin (3)	34.9%	35.8%	7.3%	34.7%

Six Months Ended September 30, 2026	HOKA	UGG	Other brands	Total
Net sales	$1,380,742	$1,064,411	$54,932	$2,500,085
Less: Cost of sales	572,997	430,676	26,137	1,029,810
Segment gross profit	807,745	633,735	28,795	1,470,275
Segment gross margin	58.5%	59.5%	52.4%	58.8%
Less:
Payroll and related costs	73,872	74,520	9,633	158,025
Advertising, marketing, and promotion expenses	153,110	80,187	10,812	244,109
Rent and occupancy	24,786	40,294	7	65,087
Depreciation and other related costs (1)	5,503	7,028	320	12,851
Other segment items (2)	58,449	51,936	2,670	113,055
Segment SG&A expenses	315,720	253,965	23,442	593,127
Segment income from operations	$492,025	$379,770	$5,353	$877,148
Segment operating margin (3)	35.6%	35.7%	9.7%	35.1%
Table of Contents                                          22
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended September 30, 2026, and 2025
(amounts in thousands, except per share data)

Six Months Ended September 30, 2025	HOKA	UGG	Other brands (4)	Total
Net sales	$1,287,205	$1,024,679	$83,494	$2,395,378
Less: Cost of sales	545,504	463,816	44,330	1,053,650
Segment gross profit	741,701	560,863	39,164	1,341,728
Segment gross margin	57.6%	54.7%	46.9%	56.0%
Less:
Payroll and related costs	60,944	71,751	8,985	141,680
Advertising, marketing, and promotion expenses	127,569	75,272	11,118	213,959
Rent and occupancy	19,479	35,666	56	55,201
Depreciation and other related costs (1)	3,083	6,074	45	9,202
Other segment items (2)	55,801	45,844	8,504	110,149
Segment SG&A expenses	266,876	234,607	28,708	530,191
Segment income from operations	$474,825	$326,256	$10,456	$811,537
Segment operating margin (3)	36.9%	31.8%	12.5%	33.9%
(1) Depreciation and other related costs generally include depreciation of property and equipment, amortization and impairment of intangible assets or other long-lived assets, accretion, loss on disposal of assets, and other miscellaneous costs.
(2) Other segment items are comprised of other SG&A expenses, which primarily include credit card fees, sales commissions, IT expenses, materials and supplies, travel, certain 3PL service fees, and other miscellaneous expenses.
(3) Operating margin is defined as income from operations divided by net sales.
(4) Other brands reportable operating segment for the prior period includes financial results for the phase out of the Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of the Company’s
consolidated financial statements in the 2026 Annual Report for further information.
A reconciliation of reportable segment income from operations to condensed consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Segment income from operations	$561,124	$496,273	$877,148	$811,537
Unallocated enterprise and shared brand expenses (1)	(171,668)	(169,752)	(332,391)	(319,729)
Total other income, net	13,995	15,835	27,744	33,614
Consolidated income before income taxes	$403,451	$342,356	$572,501	$525,422
(1) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, they are recorded in unallocated enterprise and shared brand expenses, which are costs that are managed centrally and not specific to any one brand.
Table of Contents                                          23

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
Financial Highlights

Consolidated financial performance highlights for the six months ended September 30, 2026, compared to the prior period, were as follows:
•Net sales increased 4.4% to $2,500,085.
Brand
◦HOKA brand net sales increased 7.3% to $1,380,742.
◦UGG brand net sales increased 3.9% to $1,064,411.
◦Other brands’ net sales decreased 34.2% to $54,932.
Channel
◦Wholesale channel net sales increased 4.2% to $1,759,726.
◦DTC channel net sales increased 4.8% to $740,359.
Geography
◦Domestic net sales increased 0.9% to $1,353,270.
◦International net sales increased 8.7% to $1,146,815.
•Gross margin increased 280 basis points to 58.8%.
•SG&A expenses increased 8.9% to $925,518.
•Income from operations increased 10.8% to $544,757.
•Operating margin increased 130 basis points to 21.8%.
•Diluted earnings per share increased 18.2% to $3.24 per share.
Table of Contents                                          24
Trends and Uncertainties Impacting our Business and Industry

Macroeconomic and Geopolitical Factors. We are subject to various macroeconomic and geopolitical factors, the most significant of which are described below:
Tariffs and Related Refunds. Evolving trade policies, including tariffs and other import restrictions, continue to expose us to risks associated with our sourcing and manufacturing concentrations. The scope and duration of current and proposed tariff regimes, as well as the amount and timing of future refunds of previously paid IEEPA tariffs remain uncertain. We continue to pursue mitigation strategies but do not expect these efforts to fully offset incremental tariff costs we expect to incur during the current fiscal year, excluding any future IEEPA tariff refunds.
We previously paid an aggregate of approximately $119,000 in gross IEEPA tariffs. During the three and six months ended September 30, 2026, we recorded approximately $46,000 of IEEPA tariff net refunds as a reduction to cost of sales and approximately $3,000 of related interest as interest income within our condensed consolidated statements of comprehensive income. The net effect of the refunds reflects accommodations provided under cost-sharing arrangements with our independent manufacturers and other relevant factors. Subsequent to September 30, 2026, through October 8, 2026, we received additional IEEPA tariff net refunds that will be recognized in our condensed consolidated financial statements in the third fiscal quarter which, combined with the refunds previously received, total approximately $87,900, plus associated interest for a total of approximately $4,700. Refer to Note 7,
“Commitments and Contingencies,” of our condensed consolidated financial statements in Part I, Item 1 within this
Quarterly Report for further information on tariff refunds, including related accounting treatment.
European 3PL. During the current period, the transition to a new European 3PL resulted in temporary fulfillment disruption during a peak shipping period, which affected certain wholesale and DTC channel shipments and constrained our ability to fulfill demand in the region. This disruption impacted our results of operations, including higher reserves for customer chargebacks and related estimates. We have implemented corrective actions with our
3PL partner to improve operational execution, restore service levels, and enhance visibility across the fulfillment network. While performance improved near the end of the current period, we continue to monitor the transition closely and potential residual impacts may persist in the near term.
Consumer Demand and Promotional Environment. During the current period, softer consumer demand and lower traffic and conversion in the domestic marketplace adversely affected our domestic DTC channel net sales.
Consumers increasingly concentrated purchases around promotional periods as promotional intensity increased across the marketplace, particularly in the athletic category, while we maintained full-price selling discipline.
Performance also reflected mixed results across certain product updates as we believe consumers in the current macroeconomic environment are delaying purchasing until closer to the time of immediate need. These conditions may persist in the near term and continue to impact our net sales and results of operations. In response, we are focused on a measured approach to growth that prioritizes full-price selling, market share gains, and gross margin preservation through premium brand positioning. While current consumer demand trends remain uneven, particularly in portions of the domestic marketplace, we continue to believe our strategic focus on differentiated product innovation, improving marketing effectiveness and digital execution, disciplined inventory and expense management, and selective investment will position our brands to strengthen consumer engagement and support full-price demand while protecting long-term brand health and profitability.
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
of our 2026 Annual Report for further trends and uncertainties. Refer to Part I, Item 1A, “Risk Factors,” of our 2026
Annual Report for detailed information on the risks and uncertainties that may cause our actual results to differ materially from our expectations.
Reportable Operating Segments Overview

As of September 30, 2026, our three reportable operating segments include the worldwide operations of the HOKA brand, UGG brand, and Other brands.
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
Table of Contents                                          25
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
Other brands reportable operating segment includes financial results of brands for which standalone operations have been phased out during the prior fiscal year.
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
We believe presenting certain financial and operating measures on a constant currency basis is important as it excludes the impact of foreign currency exchange rate fluctuations that are not indicative of our core results of operations and are largely outside of our control. We calculate our constant currency non-GAAP financial measures for current period financial information, such as total net sales using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency exchange rate hedges and remeasurements in the condensed consolidated financial statements. We also report comparable DTC sales on a constant currency basis for DTC operations that were open throughout the current and prior reporting periods, and we may adjust prior reporting periods to conform to current period reporting methodologies. The information presented on a constant currency basis, as we present such information, may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing our performance relative to other companies. Constant currency measures should not be considered in isolation, or as an alternative to US dollar measures that reflect current period foreign currency exchange rates or to other financial or operating measures presented in accordance with US GAAP.
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
Table of Contents                                          26
Results of Operations

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025. Results of
operations were as follows:

	Three Months Ended September 30,
	2026		2025		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$1,480,554	100.0%	$1,430,840	100.0%	$49,714	3.5%
Cost of sales	585,442	39.5	627,018	43.8	41,576	6.6
Gross profit	895,112	60.5	803,822	56.2	91,290	11.4
Selling, general, and administrative expenses	505,656	34.2	477,301	33.4	(28,355)	(5.9)
Income from operations	389,456	26.3	326,521	22.8	62,935	19.3
Total other income, net	(13,995)	(0.9)	(15,835)	(1.1)	(1,840)	(11.6)
Income before income taxes	403,451	27.3	342,356	23.9	61,095	17.8
Income tax expense	90,316	6.1	74,204	5.2	(16,112)	(21.7)
Net income	313,135	21.1	268,152	18.7	44,983	16.8
Total other comprehensive income, net of tax	2,550	0.2	8,978	0.7	(6,428)	(71.6)
Comprehensive income	$315,685	21.3%	$277,130	19.4%	$38,555	13.9%
Net income per share
Basic	$2.32		$1.82		$0.50	27.5%
Diluted	$2.31		$1.82		$0.49	26.9%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Three Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$443,661	$408,891	$34,770	8.5%
Direct-to-Consumer	233,543	225,195	8,348	3.7
Total	677,204	634,086	43,118	6.8
UGG brand
Wholesale	640,767	600,604	40,163	6.7
Direct-to-Consumer	145,595	158,983	(13,388)	(8.4)
Total	786,362	759,587	26,775	3.5
Other brands (1)
Wholesale	8,584	26,734	(18,150)	(67.9)
Direct-to-Consumer	8,404	10,433	(2,029)	(19.4)
Total	16,988	37,167	(20,179)	(54.3)
Total (1)	$1,480,554	$1,430,840	$49,714	3.5%
Table of Contents                                          27

	Three Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net sales by channel
Total Wholesale	$1,093,012	$1,036,229	$56,783	5.5%
Total Direct-to-Consumer	387,542	394,611	(7,069)	(1.8)
Total (1)	$1,480,554	$1,430,840	$49,714	3.5%
Net sales by geography
Domestic	$835,842	$839,530	$(3,688)	(0.4)%
International	644,712	591,310	53,402	9.0
Total (1)	$1,480,554	$1,430,840	$49,714	3.5%
(1) Other brands reportable operating segment for the prior period includes financial results for the phase out of the Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our consolidated financial statements in our 2026 Annual Report for further information.
Total net sales increased primarily due to higher net sales for the HOKA brand and UGG brand, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to higher international net sales across both channels. Wholesale channel growth was driven by higher sell-in across both international and domestic markets as certain core franchises continued to perform well globally. DTC channel growth was driven by higher net sales in the international market, partially offset by lower domestic net sales as a result of consumers seeking promotional offerings at multi-brand wholesale destinations.
•Net sales of the UGG brand increased primarily due to higher global net sales in the wholesale channel, partially offset by lower global net sales in the DTC channel primarily in the domestic marketplace. Wholesale channel growth was driven by higher sell-in of emerging product franchises. DTC channel net sales decreased as we believe consumers delayed purchasing until closer to the time of immediate need as a result of a challenging macroeconomic environment.
•Net sales of Other brands decreased primarily due to the phase out of standalone operations of the
Koolaburra brand in the prior fiscal year.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 2.8%, compared to the prior period.
•Comparable DTC channel net sales for the 13 weeks ended September 27, 2026, decreased by
6.4%, compared to the prior period.
•We experienced a decrease of 0.9% in the total volume of units sold to 22,500 from 22,700, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits across all brands. Percentages may not calculate on rounded units. The prior period includes units sold by brands phased out during the prior fiscal year.
Gross Profit. Gross margin increased to 60.5% from 56.2%, compared to the prior period, primarily due to benefits from IEEPA tariff net refunds after accommodations provided under cost-sharing arrangements with our independent manufacturers, as well as favorable brand product mix, and favorable full-price selling.
Table of Contents                                          28
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased advertising, marketing, and promotion expenses of approximately $19,500, primarily for the HOKA brand and UGG brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Increased payroll and related costs of approximately $7,300, primarily due to higher headcount for investments in talent led by the HOKA brand, including for international retail stores. The increase in payroll and related costs was comprised of approximately $5,200 of expenses specific to our brands, as well as approximately $2,100 of higher unallocated enterprise and shared brand expenses.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Three Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$236,557	$221,297	$15,260	6.9%
UGG brand	325,756	272,273	53,483	19.6
Other brands (1)	(1,189)	2,703	(3,892)	(144.0)
Unallocated enterprise and shared brand expenses (2)	(171,668)	(169,752)	(1,916)	(1.1)
Total	$389,456	$326,521	$62,935	19.3%
(1) Other brands reportable operating segment for the prior period includes financial results for the phase out of the Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our consolidated financial statements in our 2026 Annual Report for further information.
(2) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses. Refer to Note 12, “Reportable Operating Segments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales, with higher gross margins, including the benefits of IEEPA tariff net refunds, partially offset by higher SG&A expenses as a percentage of net sales. The significant drivers of net changes in total income from operations, compared to the prior period, were as follows:
•The increase in income from operations of the HOKA brand was due to higher net sales at higher gross margins, largely offset by higher SG&A expenses as a percentage of net sales primarily driven by higher advertising, marketing, and promotion expenses and payroll and related costs, partially offset by lower other SG&A expenses.
•The increase in income from operations of the UGG brand was due to higher net sales at higher gross margins and relatively flat SG&A expenses as a percentage of net sales.
Total Other Income, Net. The decrease in total other income, net, compared to the prior period, was primarily due to lower interest income from lower cash balances and lower interest rates, partially offset by interest income related to tariff refunds.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Three Months Ended September 30,
	2026	2025
Income tax expense	$90,316	$74,204
Effective income tax rate	22.4%	21.7%
Table of Contents                                          29
The net increase in our effective income tax rate, compared to the prior period, was primarily due to non-recurring discrete tax benefits for adjustments to income taxes payable from the prior period and reductions in excess tax benefits for stock-based compensation.
Net Income. The increase in net income, compared to the prior period, was due to higher operating margins on higher net sales. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
Total Other Comprehensive Income, Net of Tax. The decrease in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher unrealized losses on derivative contracts, partially offset by higher foreign currency translation gains relating to changes in the net asset position against Asian foreign currency exchange rates.
Six Months Ended September 30, 2026, Compared to Six Months Ended September 30, 2025. Results of
operations were as follows:

	Six Months Ended September 30,
	2026		2025		Change
	Amount	% (1)	Amount	% (1)	Amount	%
Net sales	$2,500,085	100.0%	$2,395,378	100.0%	$104,707	4.4%
Cost of sales	1,029,810	41.2	1,053,650	44.0	23,840	2.3
Gross profit	1,470,275	58.8	1,341,728	56.0	128,547	9.6
Selling, general, and administrative expenses	925,518	37.0	849,920	35.5	(75,598)	(8.9)
Income from operations	544,757	21.8	491,808	20.5	52,949	10.8
Total other income, net	(27,744)	(1.1)	(33,614)	(1.4)	(5,870)	(17.5)
Income before income taxes	572,501	22.9	525,422	21.9	47,079	9.0
Income tax expense	129,394	5.2	118,067	4.9	(11,327)	(9.6)
Net income	443,107	17.7	407,355	17.0	35,752	8.8
Total other comprehensive income, net of tax	5,837	0.2	543	—	5,294	975.0
Comprehensive income	$448,944	18.0%	$407,898	17.0%	$41,046	10.1%
Net income per share
Basic	$3.24		$2.75		$0.49	17.8%
Diluted	$3.24		$2.74		$0.50	18.2%
(1) May not calculate on rounded amounts.
Net Sales. Net sales by brand, channel, and geography were as follows:

	Six Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net sales by brand
HOKA brand
Wholesale	$890,424	$843,097	$47,327	5.6%
Direct-to-Consumer	490,318	444,108	46,210	10.4
Total	1,380,742	1,287,205	93,537	7.3
UGG brand
Wholesale	834,985	786,421	48,564	6.2
Direct-to-Consumer	229,426	238,258	(8,832)	(3.7)
Total	1,064,411	1,024,679	39,732	3.9
Table of Contents                                          30

	Six Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Other brands (1)
Wholesale	34,317	59,075	(24,758)	(41.9)
Direct-to-Consumer	20,615	24,419	(3,804)	(15.6)
Total	54,932	83,494	(28,562)	(34.2)
Total (1)	$2,500,085	$2,395,378	$104,707	4.4%
Net sales by channel
Total Wholesale	$1,759,726	$1,688,593	$71,133	4.2%
Total Direct-to-Consumer	740,359	706,785	33,574	4.8
Total (1)	$2,500,085	$2,395,378	$104,707	4.4%
Net sales by geography
Domestic	$1,353,270	$1,340,788	$12,482	0.9%
International	1,146,815	1,054,590	92,225	8.7
Total (1)	$2,500,085	$2,395,378	$104,707	4.4%
(1) Other brands reportable operating segment for the prior period includes financial results for the phase out of the Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our consolidated financial statements in our 2026 Annual Report for further information.
Total net sales increased primarily due to higher net sales for the HOKA brand and UGG brand, partially offset by lower net sales for Other brands. Drivers of significant changes in net sales, compared to the prior period, were as follows:
•Net sales of the HOKA brand increased primarily due to higher global net sales across both channels. Wholesale channel growth was driven by higher sell-in across both international and domestic markets as certain core franchises continue to perform well globally. DTC channel growth was driven by higher net sales in the international market, slightly offset by lower domestic net sales as macroeconomic pressures increased during the second quarter and consumers were seeking promotional offerings at multi-brand wholesale destinations.
•Net sales of the UGG brand increased primarily due to higher global net sales in the wholesale channel driven by higher sell-in of emerging product franchises, including year-round product offerings. This growth was partially offset by lower domestic net sales in the DTC channel as we believe consumers are delaying purchasing until closer to the time of immediate need as macroeconomic pressures increased during the second quarter.
•Net sales of Other brands decreased primarily due to the phase out of standalone operations of the
Koolaburra brand in the prior fiscal year, as well as lower domestic net sales for the Teva brand as it refocuses its wholesale distribution with outdoor and premium retailers.
Supplemental Disclosure
•On a constant currency basis, net sales increased by 3.6% compared to the prior period.
•Comparable DTC channel net sales for the 26 weeks ended September 27, 2026, decreased by
0.8%, compared to the prior period.
•We experienced a decrease of 1.1% in the total volume of units sold to 37,000 from 37,400, compared to the prior period. Units sold include all categories such as footwear, apparel, accessories, home goods, and care kits across all brands. Percentages may not calculate on rounded units. The prior period includes units sold by brands phased out during the prior fiscal year.
Table of Contents                                          31
•As of September 30, 2026, we have a total of 223 global Company-owned retail stores (including
148 UGG brand retail stores and 75 HOKA brand retail stores), compared to a total of 200 global
Company-owned retail stores (including 145 UGG brand retail stores and 55 HOKA brand retail stores) in the prior period.
Gross Profit. Gross margin increased to 58.8% from 56.0% compared to the prior period, primarily due to benefits from IEEPA tariff net refunds after accommodations provided under cost-sharing arrangements with our independent manufacturers, as well as favorable brand product mix, and favorable full-price selling.
Selling, General, and Administrative Expenses. Drivers of significant net changes in SG&A expenses, compared to the prior period, were as follows:
•Increased advertising, marketing, and promotion expenses of approximately $29,800, primarily for the HOKA brand and UGG brand to drive global brand awareness and market share gains, highlight new product categories, and provide localized marketing.
•Increased payroll and related costs of approximately $19,800, primarily due to higher headcount for investments in talent led by the HOKA brand, including for international retail stores. The increase in payroll and related costs was comprised of approximately $16,300 of expenses specific to our brands, as well as approximately $3,500 of higher unallocated enterprise and shared brand expenses.
•Increased rent and occupancy of approximately $11,600, primarily due to investments in the HOKA and UGG brands’ global retail store footprints, particularly HOKA brand expansion in Asia.
•Increased other SG&A expenses of approximately $11,200, primarily due to higher IT expenses, partially offset by other miscellaneous expenses, including bad debt expenses. The increase in other SG&A expenses was comprised of approximately $8,300 of unallocated enterprise and shared brand expenses, as well as approximately $2,900 of expenses specific to our brands, primarily for the HOKA brand and UGG brand.
Income from Operations. Income (loss) from operations by reportable operating segment was as follows:

	Six Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Income (loss) from operations
HOKA brand	$492,025	$474,825	$17,200	3.6%
UGG brand	379,770	326,256	53,514	16.4
Other brands (1)	5,353	10,456	(5,103)	(48.8)
Unallocated enterprise and shared brand expenses (2)	(332,391)	(319,729)	(12,662)	(4.0)
Total	$544,757	$491,808	$52,949	10.8%
(1) Other brands reportable operating segment for the prior period includes financial results for the phase out of the Koolaburra brand and AHNU brand. Refer to the section titled “Reportable Operating Segments,” in Note 1, “General,” of our consolidated financial statements in our 2026 Annual Report for further information.
(2) To the extent that consolidated SG&A expenses exceed reportable operating segment SG&A expenses, the costs are recorded in unallocated enterprise and shared brand expenses. Refer to Note 12, “Reportable Operating Segments,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information.
The increase in total income from operations, compared to the prior period, was primarily due to higher net sales with higher gross margins, including the benefits of IEEPA tariff net refunds, partially offset by higher SG&A expenses as a percentage of net sales. The significant drivers of net changes in total income from operations, compared to the prior period, were as follows:
Table of Contents                                          32
•The increase in income from operations of the HOKA brand was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales driven by higher advertising, marketing, and promotion expenses, higher payroll and related costs, and higher rent and occupancy.
•The increase in income from operations of the UGG brand was due to higher net sales at higher gross margins, partially offset by higher SG&A expenses as a percentage of net sales driven by higher other SG&A expenses, higher rent and occupancy, and higher advertising, marketing, and promotion expenses.
•The increase in unallocated enterprise and shared brand expenses was primarily due to higher other SG&A expenses driven by IT expenses, lower net foreign currency-related remeasurement gains, and higher payroll and related costs, partially offset by lower depreciation and related costs.
Total Other Income, Net. The decrease in total other income, net, compared to the prior period, was primarily due to lower interest income from lower interest rates and lower cash balances, partially offset by interest income related to tariff refunds.
Income Tax Expense. Income tax expense and our effective income tax rate were as follows:

	Six Months Ended September 30,
	2026	2025
Income tax expense	$129,394	$118,067
Effective income tax rate	22.6%	22.5%
The net increase in our effective income tax rate, compared to the prior period, was primarily due to non-recurring discrete tax benefits for adjustments to income taxes payable from the prior period, offset by non-recurring discrete tax expenses related to changes in unrecognized tax benefits.
Net Income. The increase in net income, compared to the prior period, was due to higher operating margins on higher net sales. Net income per share increased, compared to the prior period, due to higher net income and lower weighted-average common shares outstanding driven by stock repurchases.
Total Other Comprehensive Income, Net of Tax. The increase in total other comprehensive income, net of tax, compared to the prior period, was primarily due to higher unrealized gains on derivative contracts, partially offset by lower foreign currency translation gains relating to changes in the net asset position against European foreign currency exchange rates.
Liquidity and Capital Resources

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
Cash and Cash Equivalents. As of September 30, 2026, and March 31, 2026, our cash and cash equivalents balances were $1,209,722 and $1,907,249, respectively, the majority of which is held in highly rated money market funds and interest-bearing bank deposit accounts with established national and global financial institutions.
Cash Flows from Operating Activities. For the six months ended September 30, 2026, and 2025, we used $9,262 and generated $44,233, respectively, of cash from operating activities. Refer to the section titled “Cash Flows”
below for further discussion on cash flows from ongoing operating activities.
Table of Contents                                          33
Repatriation of Cash. Our cash repatriation strategy, and by extension, our liquidity, may be impacted by several additional considerations, which include future changes to, or our interpretations of, global tax law and regulations, and our actual earnings in various jurisdictions in future periods. During the six months ended September 30, 2026,
$250,000 of cash and cash equivalents was repatriated from an international subsidiary that was previously subject to income taxes, and no cash and cash equivalents were repatriated during the six months ended September 30,
2025. As of September 30, 2026, and March 31, 2026, we have $278,662 and $653,924, respectively, of cash and cash equivalents held by international subsidiaries, a portion of which may be subject to additional foreign withholding taxes if it were to be repatriated.
Revolving Credit Facilities. Information about our revolving credit facilities available as of September 30, 2026, is as follows:
•Primary Credit Facility. In August 2026, we entered into the First Amendment, which amended our
Credit Agreement and extended its maturity date to August 27, 2031. The Amended Credit
Agreement provides for unsecured borrowings of up to $500,000 and contains a $25,000 sublimit for the issuance of letters of credit. Under the Primary Credit Facility, there is no outstanding balance, available borrowings of $499,412, and outstanding letters of credit of $588.
•China Credit Facility. During the six months ended September 30, 2026, we made no borrowings or repayments and there were no material changes to the terms or to the outstanding bank guarantees under our credit facility in China disclosed in our 2026 Annual Report.
•Debt Covenants. As of September 30, 2026, we are in compliance with all covenants under our revolving credit facilities.
Refer to Note 5, “Revolving Credit Facilities,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report for further information on our Primary Credit Facility, as well as Note 6, “Revolving
Credit Facilities,” of our consolidated financial statements in Part IV of our 2026 Annual Report for further information regarding the terms of our revolving credit facilities.
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
Stock Repurchase Program. The Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of our common stock under the same conditions as our prior stock repurchase program. As of
September 30, 2026, the aggregate remaining authorization under our stock repurchase program is $4,412,139.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Refer to Note 10, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 and to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of
Proceeds,” within this Quarterly Report for further information regarding our stock repurchase program.
Table of Contents                                          34
Cash Flows

The following table summarizes the major components of our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended September 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Net cash (used in) provided by operating activities	$(9,262)	$44,233	$(53,495)	(120.9)%
Net cash used in investing activities	(37,176)	(45,932)	8,756	19.1
Net cash used in financing activities	(653,516)	(475,475)	(178,041)	(37.4)
Effect of foreign currency exchange rates on cash and cash equivalents	2,427	2,465	(38)	(1.5)
Net change in cash and cash equivalents	$(697,527)	$(474,709)	$(222,818)	(46.9)%
Operating Activities. Net cash (used in) provided by operating activities reflects net income after non-cash adjustments and changes in operating assets and liabilities.
The increase in net cash used in operating activities during the six months ended September 30, 2026, compared to the prior period, was due to $88,583 of unfavorable changes in operating assets and liabilities partially offset by
$35,088 of favorable net income after non-cash adjustments that included the impact from IEEPA tariff net refunds and related interest income. Changes in operating assets and liabilities were primarily due to unfavorable impacts from (1) net trade accounts receivable from timing of sales and respective receipts; (2) timing of net receipts and sales of inventory; and (3) timing of tax payments and receipts, partially offset by favorable impacts from (4) net trade accounts payable from timing of receipts of goods and services and related disbursements, including accommodations provided under cost-sharing arrangements with independent manufacturers for IEEPA tariff refunds; and (5) timing of derivative contract cash settlements recorded to prepaid expenses and other current assets.
Investing Activities. The decrease in net cash used in investing activities during the six months ended September
30, 2026, compared to the prior period, was primarily due to lower purchases of property and equipment primarily related to the timing of upgrades to our office facilities completed in the prior fiscal year, partially offset by investments in our global retail store footprint.
Financing Activities. The increase in net cash used in financing activities during the six months ended September
30, 2026, compared to the prior period, was primarily due to a higher dollar value of stock repurchases.
Table of Contents                                          35
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors it believes to be reasonable. In addition, management has considered the potential impact of macroeconomic and geopolitical factors on our financial condition, results of operations, and liquidity, including inflationary pressures, increased tariffs, tariff refunds received and the recoverability of remaining tariff refund claims, rising supply chain costs, high interest rates, foreign currency exchange rate volatility, escalating global conflicts, changes in discretionary spending, and recession risks. Although the full impact of these factors, including the amount, timing, and realization of certain tariff refunds, is unknown, management believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ materially from these estimates and assumptions, which may result in material effects on our financial condition, results of operations, and liquidity. Refer to Note 1, “General,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further discussion of our significant accounting policies and use of estimates.
There have been no material changes to the critical accounting policies, or to the key estimates and assumptions, disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” within our 2026 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are subject to a variety of market risks, including those associated with commodity prices, foreign currency exchange rates, and inflation, and, to a lesser extent, interest rates, and credit risks. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. There have been no material changes in our primary risk exposures or management of market risks since those last disclosed in Part II, Item 7A, “Quantitative and
Qualitative Disclosures About Market Risk,” within our 2026 Annual Report.
Table of Contents                                          36

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
In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-
benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in any system of controls, misstatements due to error or fraud may occur and not be detected, and controls may be circumvented or overridden.
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our PEO and PFAO concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Table of Contents                                          37
PART II. OTHER INFORMATION
The following should be read together with the information in Part I, Item 1A, “Risk Factors,” and Part I, Item 3,
“Legal Proceedings,” as well as Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities,” and Part II, Item 9B, “Other Information,” of our 2026 Annual
Report, filed with the SEC on May 22, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our website at ir.deckers.com.
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
Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of any such matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the merit of the claims raised or the outcome, any of these matters can have an adverse impact on us as a result of legal costs, diversion of management’s time and resources, and other factors.

ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all the information within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and
Results of Operations,” as well as in our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements,” within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view to be material, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects.
During the three months ended September 30, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report.
Table of Contents                                          38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.
Use of Proceeds

Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors (Board) has approved a stock repurchase program which authorizes us to repurchase shares of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors (collectively, the stock repurchase program). Our Board last approved an additional authorization of $3,500,000 on May 20, 2026, to repurchase shares of our common stock under the same conditions as our prior stock repurchase program. As of September 30, 2026, the aggregate remaining authorization under our stock repurchase program is $4,412,139.
Our stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.
Stock repurchase activity under our stock repurchase program during the three months ended September 30, 2026, was as follows:

	Total Number of Shares Repurchased (1) (2)	Weighted Average Price per Share	Dollar Value of Shares Repurchased (2) (3)	Dollar Value of Shares Remaining for Repurchase (2)
July 1 - July 31, 2026	1,240,372	$102.52	$127,167	$4,584,249
August 1 - August 31, 2026	1,214,678	92.30	112,111	4,472,138
September 1 - September 30, 2026	740,773	81.00	59,999	4,412,139
Total	3,195,823	93.65	$299,277	4,412,139
(1) All share repurchases were made pursuant to our stock repurchase program in open-market transactions.
(2) May not calculate on rounded amounts.
(3) The dollar value of shares repurchased excludes the cost of broker commissions, excise taxes, and other costs.
Subsequent to September 30, 2026, through October 8, 2026, we repurchased 187,375 shares of our common stock at a weighted average price of $80.05 per share for $15,000. As of October 8, 2026, we had $4,397,139 remaining authorized for repurchases under the stock repurchase program.
Refer to the section titled “Liquidity” under Part I, Item 2, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations,” and Note 10, “Stockholders’ Equity,” of our condensed consolidated financial statements in Part I, Item 1 within this Quarterly Report, for further information on our stock repurchase program.
Table of Contents                                          39

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
During the three months ended September 30, 2026, no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by our directors or executive officers.
Table of Contents                                          40

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
#10.1
First Amendment to Credit Agreement, dated as of August 27, 2026, by and among Deckers
Outdoor Corporation, Deckers Europe Limited, Deckers UK Ltd., Deckers Outdoor Canada ULC,
Deckers Outdoor International Limited, Deckers Coromar, LLC, DBrands SGP Pte. Ltd., as
Borrowers, Deckers Consumer Direct Corporation, Deckers Retail, LLC, Deckers Camino, LLC and
Deckers Pacific Corporation, as Guarantors, Citibank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Fifth Third Bank, National Association, as joint lead arranger and joint bookrunner, HSBC Bank USA, National Association, as joint lead arranger and joint bookrunner, and the lenders party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on August
31, 2026, and incorporated by reference herein)

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
**32.1
Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to
18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as
amended

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
Table of Contents                                          41
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ STEVEN J. FASCHING
Steven J. Fasching Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 29, 2026